Form 10-Q
period 1994-06-30
U HAUL INTERNATIONAL INC
filed 1994-08-12
CIK 4458

        UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C. 20549

                           FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 1994

                               OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission      Registrant, State of Incorporation     I.R.S. Employer
File Number       Address and Telephone Number       Identification No.
___________     __________________________________   __________________
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

32,909,729 shares of AMERCO Common Stock, $0.25 par value and 5,754,334 shares of AMERCO Series A common stock, $0.25 par value were outstanding at August 12, 1994.

5,385 shares of U-Haul International, Inc. Common Stock, $0.01 par value, were outstanding at August 12, 1994.

                          TABLE OF CONTENTS


         PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

         a)  Consolidated Balance Sheets as of June 30, 1994,
             March 31, 1994 and June 30, 1993...................    4

         b)  Consolidated Statements of Earnings for the
             Quarters Ended June 30, 1994 and 1993..............    6

         c)  Consolidated Statements of Changes in Stockholders'
             Equity for the Quarters ended June 30, 1994
             and 1993...........................................    7

         d)  Consolidated Statements of Cash Flows for the
             Quarters Ended June 30, 1994 and 1993..............    8

         e)  Notes to Consolidated Financial Statements -
             June 30, 1994, March 31, 1994 and June 30, 1993....    9

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations....................   14


         PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.......................   20

                                    THIS PAGE LEFT
                                  INTENTIONALLY BLANK

                           PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                         AMERCO AND CONSOLIDATED SUBSIDIARIES

                             Consolidated Balance Sheets

                                                 June 30,     March 31,    June 30,
            ASSETS                                 1994         1994         1993
            ------                             -----------  -----------  -----------
                                               (unaudited)   (audited)   (unaudited)
                                                          (in thousands)

Cash                                          $    19,617       18,442       15,459
Receivables                                       208,833      204,814       92,735
Inventories                                        41,920       49,012       48,240
Prepaid expenses                                   24,307       24,503       25,093
Investments, fixed maturities                     718,438      719,605      667,013
Investments, other                                 94,392       84,738      121,479
Deferred policy acquisition costs                  48,917       47,846       49,353
Other assets                                       30,283       21,246       26,127
                                                ---------    ---------    ---------

Property, plant and equipment, at
  cost:
  Land                                            200,720      186,210      180,074
  Buildings and improvements                      693,041      676,297      621,747
  Furniture and equipment                         166,268      163,495      159,711
  Rental trailers and other rental
    equipment                                     218,445      212,187      207,848
  Rental trucks                                   863,982      820,395      753,522
  General rental items                             55,186       57,421       59,580
                                                ---------    ---------    ---------
                                                2,197,642    2,116,005    1,982,482
  Less accumulated depreciation                   972,968      941,769      858,941
                                                ---------    ---------    ---------

       Total property, plant and
         equipment                              1,224,674    1,174,236    1,123,541
                                                ---------    ---------    ---------





















                                              $ 2,411,381    2,344,442    2,169,040
                                                ==========   ==========   ==========

The accompanying notes are an integral part of these consolidated financial statements.

                                                 June 30,     March 31,    June 30,
 LIABILITIES AND STOCKHOLDERS' EQUITY              1994         1994         1993
 ------------------------------------          -----------  -----------  -----------
                                               (unaudited)   (audited)   (unaudited)
                                                          (in thousands)
Liabilities:
  Accounts payable and accrued
    liabilities                               $   158,920      124,062      138,003
  Notes and loans                                 725,565      723,764      766,946
  Policy liabilities and accruals                 449,986      439,266      330,019
  Liabilities from premium deposits               308,408      312,708      321,025
  Cash overdraft                                   14,569       26,559       59,976
  Other policyholders' funds and
    liabilities                                     6,617        9,592       13,429
  Deferred income                                   8,714        5,913        5,524
  Deferred income taxes                            64,799       50,791       38,660
                                                ---------    ---------    ---------

Stockholders' equity:
  Serial preferred stock, with or
    without par value, 50,000,000
    shares authorized; 6,100,000
    issued without par value and
    outstanding as of June 30, 1994
    and March 31, 1994, none issued
    or outstanding as of June 30, 1993                 -            -            -
  Serial common stock, with or with-
    out par value, 150,000,000 shares
    authorized                                         -            -            -
  Series A common stock of $.25 par
    value, authorized 10,000,000 shares,
    issued 5,754,334 shares as of June
    30, 1994 and March 31, 1994, none
    as of June 30, 1993                             1,438        1,438           -
  Common stock of $.25 par value,
    authorized 150,000,000 shares,
    issued 34,245,666 shares as of
    June 30, 1994 and March 31, 1994
    and 40,000,000 as of June 30, 1993              8,562        8,562       10,000
  Additional paid-in capital                      165,651      165,651       19,331
  Foreign currency translation                    (11,461)     (11,152)      (7,102)
  Retained earnings                               540,325      515,200      499,522
                                                ---------    ---------    ---------
                                                  704,515      679,699      521,751
  Less:
    Cost of common shares in treasury,
      (1,335,937 shares as of June
      30, 1994 and March 31, 1994 and
      June 30, 1993)                               10,461       10,461       10,461
    Loan to leveraged employee stock
      ownership plan                               20,251       17,451       15,832
                                                ---------    ---------    ---------
         Total stockholders' equity               673,803      651,787      495,458

Contingent liabilities and commitments
                                                ---------    ---------    ---------





                                              $ 2,411,381    2,344,442    2,169,040
                                                ==========   ==========   ==========

The accompanying notes are an integral part of these consolidated financial statements.

                 AMERCO AND CONSOLIDATED SUBSIDIARIES

                  Consolidated Statements of Earnings

                        Quarters ended June 30,
                              (Unaudited)
                                                   1994         1993
                                              ----------   ----------
                                                (in thousands except
                                                   per share data)
Revenues
  Rental and other revenue                  $    230,207      208,042
  Net sales                                       51,302       47,642
  Premiums                                        31,559       24,640
  Net investment income                           10,510       11,024
                                              ----------   ----------
       Total revenues                            323,578      291,348

Costs and expenses
  Operating expense                              166,786      158,865
  Cost of sales                                   27,550       29,273
  Benefits and losses                             26,412       23,941
  Amortization of deferred acquisition
    costs                                          3,084        2,153
  Depreciation                                    37,282       30,140
  Interest expense                                16,638       17,338
                                              ----------   ----------
       Total costs and expenses                  277,752      261,710

Pretax earnings from operations                   45,826       29,638
Income tax expense                               (16,413)      (8,775)
                                              ----------   ----------
Earnings from operations before
  cumulative effect of change in
  accounting principle                            29,413       20,863
Cumulative effect of a change in
  accounting principle                               -         (3,504)
                                              ---------    ----------
       Net earnings                         $     29,413       17,359
                                              ==========   ==========

Earnings per common share:
  Earnings from operations before
    cumulative effect of change in
    accounting principle                    $        .71          .56
  Cumulative effect of a change in
    accounting principle                              -          (.09)
                                              ----------   ----------
       Net earnings                         $        .71          .47
                                              ==========   ==========

Weighted average common shares outstanding    37,107,536   37,158,211
                                              ==========   ==========






The accompanying notes are an integral part of these consolidated financial statements.

                 AMERCO AND CONSOLIDATED SUBSIDIARIES

      Consolidated Statements of Changes in Stockholders' Equity

                       Quarters ended June 30,
                             (Unaudited)
                                                    1994        1993
                                                  -------     -------
                                                     (in thousands)
Series A common stock of $.25 par
  value:  Authorized 10,000,000 shares,
  issued 5,754,334 in 1994, none in 1993
    Beginning and end of quarter                $   1,438         -
                                                  -------     -------

Common stock of $.25 par value:
  Authorized 150,000,000 shares in 1994
  and 1993, 34,245,666 issued in 1994,
  40,000,000 issued in 1993
    Beginning and end of quarter                    8,562      10,000
                                                  -------     -------

Additional paid-in capital:
  Beginning and end of quarter                    165,651      19,331
                                                  -------     -------

Foreign currency translation:
  Beginning of quarter                            (11,152)     (6,122)
  Change during quarter                              (309)       (980)
                                                  -------     -------

  End of quarter                                  (11,461)     (7,102)
                                                  -------     -------

Retained earnings:
  Beginning of quarter                            515,200     482,163
  Net earnings                                     29,413      17,359
  Dividends paid to stockholders:
  Preferred stock:  ($.53 per share 1994)          (3,241)        -
  Change in net unrealized gain
    on investments                                 (1,047)        -
                                                  -------     -------

  End of quarter                                  540,325     499,522
                                                  -------     -------

Treasury stock:
  Beginning and end of quarter                     10,461      10,461
                                                  -------     -------

Loan to leveraged employee stock
  ownership plan:
  Beginning of quarter                             17,451      14,953
  Increase in loan                                  2,919       1,000
  Proceeds from loan                                 (119)       (121)
                                                  -------     -------

  End of quarter                                   20,251      15,832
                                                  -------     -------

Total stockholders' equity                      $ 673,803     495,458
                                                  =======     =======


The accompanying notes are an integral part of these consolidated financial statements.

                 AMERCO AND CONSOLIDATED SUBSIDIARIES

                Consolidated Statements of Cash Flows

                       Quarters ended June 30,
                             (Unaudited)
                                                    1994        1993
                                                  -------     -------
                                                    (in thousands)
Cash flows from operating activities:
  Net earnings                                  $  29,413      17,359
    Depreciation and amortization                  41,489      32,622
    Provision for losses on accounts
      receivable                                      736         108
    Net gain on sale of real and personal
      property                                       (131)     (1,324)
    (Gain) loss on sale of investments                 30        (411)
    Cumulative effect of a change in
      accounting principle                            -         5,006
    Changes in policy liabilities and
      accruals                                     11,766      (6,819)
    Additions to deferred policy
      acquisition costs                            (4,155)     (5,790)
    Net change in other operating assets
      and liabilities                              43,182      22,333
                                                  -------     -------
Net cash provided by operating activities         122,330      63,084
                                                  -------     -------

Cash flows from investing activities:
  Purchases of investments:
    Property, plant and equipment                (144,794)   (226,844)
    Fixed maturities                              (31,098)    (70,438)
    Real estate                                        (8)        -
    Mortgage loans                                 (5,504)        -
  Proceeds from sale of investments:
    Property, plant and equipment                  58,868      64,657
    Fixed maturities                               30,756      51,305
    Real estate                                       220         324
    Mortgage loans                                  1,442       2,600
  Changes in other investments                    (10,507)      5,345
                                                  -------     -------
Net cash used by investing activities            (100,625)   (173,051)
                                                  -------     -------

Cash flows from financing activities:
  Net change in short-term borrowings              46,250      (4,000)
  Proceeds from notes                                 -        95,000
  Loan to leveraged employee stock
    ownership plan                                 (2,919)     (1,000)
  Proceeds from leveraged employee stock
    ownership plan                                    119         121
  Principal payments on notes                     (44,449)    (21,175)
  Net change in cash overdraft                    (11,990)     35,125
  Dividends paid                                   (3,241)        -
  Investment contract deposits                      6,966       8,758
  Investment contract withdrawals                 (11,266)     (8,694)
                                                  -------     -------
Net cash provided (used) by financing
  activities                                      (20,530)    104,135
                                                  -------     -------
Increase (decrease) in cash                         1,175      (5,832)
Cash at beginning of quarter                       18,442      21,291
                                                  -------     -------
Cash at end of quarter                          $  19,617      15,459
                                                  =======     =======

The accompanying notes are an integral part of these consolidated financial statements.

                 AMERCO AND CONSOLIDATED SUBSIDIARIES

              Notes to Consolidated Financial Statements

            June 30, 1994, March 31, 1994 and June 30, 1993
                              (Unaudited)

1.   PRINCIPLES OF CONSOLIDATION

  The consolidated financial statements include the accounts of the parent corporation, AMERCO, and its subsidiaries, all of which are wholly-owned. All material intercompany accounts and transactions of AMERCO and its subsidiaries (herein called the "Company" or the "consolidated group") have been eliminated. The consolidated balance sheets as of June 30, 1994 and 1993, and the related consolidated statements of earnings, changes in stockholders' equity and cash flows for the quarters ended June 30, 1994 and 1993 are unaudited; in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

  The financial statements and notes are presented as permitted by Form 10-Q and do not contain information included in the Company's annual financial statements and notes.

  Earnings per share are computed based on the weighted average number of shares outstanding, not including ESOP shares that have not been committed to release. Net income is reduced for preferred dividends.

  Certain reclassifications have been made to the financial statements for the quarter ended June 30, 1993 to conform with the current year's presentation.

                 AMERCO AND CONSOLIDATED SUBSIDIARIES

              Notes to Consolidated Financial Statements

            June 30, 1994, March 31, 1994 and June 30, 1993
                              (Unaudited)


2. SUMMARIZED CONSOLIDATED FINANCIAL INFORMATION OF PONDEROSA HOLDINGS, INC. AND ITS SUBSIDIARIES

  A summary consolidated balance sheet (unaudited) for Ponderosa Holdings, Inc.
     and its subsidiaries is presented below:
                                                       March 31,
                                                   1994        1993
                                               ---------     -------
                                                   (in thousands)
      Investments - fixed maturities         $   718,438     667,013
      Other investments                           94,392     121,479
      Receivables                                132,944      37,409
      Deferred policy acquisition costs           48,917      49,353
      Due from affiliate                           9,125       1,083
      Deferred federal income taxes                8,195       8,123
      Other assets                                14,892      11,050
                                               ---------     -------
           Total assets                      $ 1,026,903     895,510
                                               =========     =======

      Policy liabilities and accruals        $   385,539     292,801
      Unearned premiums                           64,292      37,636
      Premium deposits                           308,408     321,025
      Other policyholders' funds and
        liabilities                               11,543      13,266
                                               ---------     -------
           Total liabilities                     769,782     664,728

      Stockholder's equity                       257,121     230,782
                                               ---------     -------

                Total liabilities and
                  stockholder's equity       $ 1,026,903     895,510
                                               =========     =======

                 AMERCO AND CONSOLIDATED SUBSIDIARIES

                             (Unaudited)


2. SUMMARIZED CONSOLIDATED FINANCIAL INFORMATION OF PONDEROSA HOLDINGS, INC. AND ITS SUBSIDIARIES, continued

  A summarized consolidated income statement (unaudited) for Ponderosa
     Holdings, Inc. and its subsidiaries is presented below:
                                         Three Months ended March 31,
                                                1994        1993
                                               ------      ------
                                                (in thousands)
      Premiums                              $  34,352      26,875
      Net investment income                    10,554      11,067
      Other income                              1,267       1,745
                                               ------      ------
           Total revenue                       46,173      39,687
      Benefits and losses                      26,412      23,941
      Amortization of deferred policy
        acquisition costs                       3,084       2,153
      Other expenses                            7,801       5,671
                                               ------      ------
           Income from operations               8,876       7,922
      Federal income tax expense               (2,742)     (2,267)
                                               ------      ------
      Earnings from operations before
        change in accounting principle          6,134       5,655
      Cumulative effect of a change in
        accounting principle                      -           (85)
                                               ------      ------
      Net income                            $   6,134       5,570
                                               ======      ======

3.   CONTINGENT LIABILITIES AND COMMITMENTS

  AMERCO and/or its subsidiaries are defendants in a number of suits and claims incident to the type of business conducted. It is the opinion of management that none of the suits or claims involving AMERCO and/or its subsidiaries is expected to result in any material loss and, accordingly, no provision has been made in the accompanying financial statements.

                 AMERCO AND CONSOLIDATED SUBSIDIARIES

                             (Unaudited)


4.   SUPPLEMENTAL CASH FLOWS INFORMATION

  The (increase) decrease in receivables, inventories and accounts payable and accrued liabilities net of other operating and investing activities follows:
                                          Three Months ended June 30,
                                               1994          1993
                                              ------        ------
                                                (in thousands)
        Receivables                       $  (14,042)      (28,320)
                                              ======        ======
        Inventories                       $    7,092         3,197
                                              ======        ======
        Accounts payable and
          accrued liabilities             $   39,141        24,350
                                              ======        ======

  Cash paid for income taxes amounted to $224,000 and $200,000 for 1994 and 1993, respectively.

  Interest paid in cash amounted to $20,569,000 and $23,466,000 for 1994 and 1993, respectively.

5.   NEW ACCOUNTING STANDARDS

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

                 AMERCO AND CONSOLIDATED SUBSIDIARIES

                             (Unaudited)


5.   NEW ACCOUNTING STANDARDS, continued

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

  Statement of Position 93-7, "Reporting on Advertising Costs", was issued by the Accounting Standards Executive Committee in December 1993. This statement of position provides guidance on financial reporting on advertising costs in annual financial statements. The statement of position requires reporting advertising costs as expenses when incurred or when the advertising takes place, reporting the costs of direct-response advertising, and amortizing the amount of direct-response advertising reported as assets. This statement of position is effective for financial statements for years beginning after June 15, 1994. The Company currently matches certain advertising costs with revenue generated in future periods, and at June 30, 1994, $9.1 million in advertising costs are deferred and included in prepaid expenses. The Company has completed an evaluation of the effect of this statement of position but has not determined the timing of adoption.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS:

  The following table shows industry segment data from the Company's three industry segments, rental operations, life insurance, and property and casualty insurance, for the quarters ended June 30, 1994 and 1993. Rental operations is composed of the operations of U-Haul and AMERCO Real Estate Company. Life insurance is composed of the operations of Oxford. Property and casualty insurance is composed of the operations of Republic Western Insurance Company (RWIC).

                                                Adjust-
                 Rental     Life    Property/  ments and
                 Opera-    Insur-   Casualty    Elimina-   Consoli-
                 tions      ance    Insurance    tions      dated
                 ------    ------   ---------  ---------   --------
                                (in thousands)
1994
Revenues:
Outside     $   280,389      8,112     35,077        -      323,578
  Inter-
    segment         -          372      2,627     (2,999)       -
                -------      -----     ------      -----    -------
  Total
    revenue     280,389      8,484     37,704     (2,999)   323,578
                =======      =====     ======      =====    =======
Operating
  profit         53,588      1,875      7,001        -       62,464
                =======      =====     ======      =====

Interest
  expense                                                    16,638
                                                            -------

Pretax
earnings
from
operations                                                   45,826
                                                            =======
1993
Revenues:
  Outside   $   254,099      7,523     29,726        -      291,348
  Inter-
    segment         -         (114)     2,564     (2,450)       -
                -------      -----     ------      -----    -------
  Total
    revenue     254,099      7,409     32,290     (2,450)   291,348
                =======      =====     ======      =====    =======
Operating
  profit         39,054      2,550      5,372        -       46,976
                =======      =====     ======      =====

Interest
  expense                                                    17,338
                                                            -------

Pretax
earnings
from
operations                                                   29,638
                                                            =======

U-Haul

          U-Haul revenues consist of (i) total rental and other revenue and (ii) net sales. Total rental and other revenue increased by $22.6 million, approximately 11.0%, to $229.1 million in the first quarter of fiscal 1995. The increase in fiscal 1995 is primarily attributable to a $23.4 million increase in net revenues from the rental of moving related equipment, which benefited from transactional growth reflecting higher utilization and rental fleet expansion. Revenues from the rental of self-storage facilities increased by $2.1 million to $18.8 million in fiscal 1995, an increase of approximately 12.6%. Storage revenues were positively impacted by additional rentable square footage, higher average occupancy levels, and higher average rental rates.

          Net sales were $51.3 million in the first quarter of fiscal 1995, which represented an increase of approximately 7.8% from fiscal 1994 net sales of $47.6 million. Revenue growth from the sale of hitches, moving support items (i.e. boxes, etc.), and propane resulted in a $4.2 million increase during the quarter, which was offset by a $.4 million decrease in gasoline sales.

          Cost of sales was $27.6 million in the first quarter of fiscal 1995, which represented a decrease of approximately 5.8% from $29.3 million in fiscal 1994. The reduction in fiscal 1994 reflects a combination of the absence of recreational vehicle sales, reduced levels of outside repair and a reduction in inventory adjustments which fully offset increased material costs corresponding to the increase in hitch, moving support and propane sales.

          Operating expenses increased to $162.0 million in the first quarter of fiscal 1995 from $155.6 million in the first quarter of fiscal 1994, an increase of approximately 4.1%. The change from the prior year primarily reflects higher rental equipment maintenance costs. Efforts to reduce downtime, an increase in fleet size and higher transaction levels are primarily responsible for the increase. Lease expense declined by $12.5 million to $15.2 million reflecting lease terminations, lease restructuring, and lower finance costs on new leases originated during the past 15 months. All other operating expense categories increased in the aggregate by $8.9 million to $96.3 million.

          Depreciation expense for the three month period was $37.3 million, as compared to $30.1 million in the same period of the prior year, reflecting an increase in fleet size, the acquisition of trucks that were previously leased and real property acquisitions.

Oxford Life Insurance Company

          Premiums from Oxford's reinsurance lines before intercompany eliminations were $3.8 million for the quarter ended March 31, 1994, an increase of $.5 million, approximately 15.2% over 1993 and accounted for 89.5% of Oxford's premiums in 1994. These premiums are primarily from term life insurance and single and flexible premium deferred annuities. Increases in premiums are primarily from the anticipated increase in annuitizations as a result of the maturing of deferred annuities.

          Premiums from Oxford's direct lines before intercompany eliminations were $.4 million in 1994, an increase of $.5 million from 1993. Oxford's direct lines are principally related to the underwriting of group life and disability income. Insurance on the lives of the employees of AMERCO and its subsidiary companies accounted for approximately 10.4% of Oxford's premiums in 1994. Other direct lines accounted for approximately .1% of Oxford's premiums in 1994.

          Net investment income before intercompany eliminations was $3.6 million and $3.4 million for the period ended March 31, 1994 and 1993, respectively. Gains on the disposition of fixed maturity investments were $.2 million and $.3 million. Oxford had $.5 million of other income for both quarters ended March 31, 1994 and 1993.

          Benefits and expenses incurred were $6.6 million for the quarter ended March 31, 1994, an increase of 34.7% over 1993. Comparable benefits and expenses incurred for 1993 were $4.9 million. This increase is primarily due to the increase in reserve caused by the increase in annuitizations discussed above and an increase in the amortization of deferred acquisition costs.

          Operating profit after intercompany eliminations decreased by $.6 million, or approximately 24%, in 1994 to $1.9 million, primarily due to an increase in the amortization of deferred acquisition costs.

RWIC - Property and Casualty

          RWIC gross premium writings continues to grow in the first quarter of 1994 to $47.7 million, compared to $34.1 million in 1993, an increase of approximately 39.9%. The rental industry market accounted for a significant share of these premiums, approximately 19.7% and 22.6% in 1994 and 1993, respectively. These writings include U-Haul customers, fleetowners and U-Haul, as well as other rental industry insureds with similar characteristics. RWIC continues underwriting reinsurance via broker markets, and premiums in this area increased to $29.1 million or 61.0% of the total premium in fiscal 1994 from $10.8 million or 31.6% of the total premium in fiscal 1993.

          Net earned premiums increased $6.4 million, approximately 27%, to $30.1 million for the first quarter of fiscal 1994. This compares with net earned premiums of $23.7 million for fiscal 1993. The premium increase was primarily due to increased writings in the reinsurance area.

          Underwriting expenses incurred were $30.7 million for the first quarter of 1994, an increase of $3.8 million, approximately 14.1% over fiscal 1993. Comparable underwriting expenses incurred for 1993 were $26.9 million. Higher underwriting expenses are due to larger premium volumes being written in 1994 which increased acquisition costs and commensurate reserves.

          Net investment income was $6.9 million for the first quarter of fiscal 1994, a decrease of approximately 10.4%, as compared to 1993 net investment income of $7.7 million. The decrease is attributable to a combination of funds invested at lower rates and maturities and calls on bonds during 1993.

          RWIC completed the first quarter of 1994 with net after tax income of $4.9 million as compared to $4.3 million for the comparable period ended March 1993. This represents an increase of $.6 million, or 14.0% over first quarter 1993. The increase is due to better underwriting results.

Interest Expense

          Interest expense declined by $.7 million to $16.6 million for the quarter ended June 30, 1994, as compared to $17.3 million for the quarter ended June 30, 1993. This decrease primarily reflects a reduction in the costs of funds.

Consolidated Group

          As a result of the foregoing, pretax earnings of $45.8 million were realized in the three months ended June 30, 1994, as compared to $29.9 million for the same period in 1993. After providing for income taxes and cumulative effect of change in accounting principle, net earnings for the three months ended June 30, 1994 were $29.4 million, as compared to $17.4 million for the same period of the prior year.


LIQUIDITY AND CAPITAL RESOURCES:

U-Haul

          To meet the needs of its customers, U-Haul must maintain a large inventory of fixed asset rental items. At June 30, 1994, net property, plant and equipment represented approximately 73.8% of total U-Haul assets and approximately 50.8% of consolidated assets. In the first quarter of fiscal 1995, capital expenditures were $144.8 million, as compared to $226.8 million in the first quarter of fiscal 1994, these expenditures reflect expansion of the rental truck fleet, purchase of trucks previously leased, and real property acquisitions. The capital needs required to fund these acquisitions were funded with internally generated funds from operations, debt, and lease financings.

          Cash flows from operations was $113.2 million in the first quarter of fiscal 1995, as compared to $61.6 million in the first quarter of fiscal 1994. The increase results from an increase in net earnings, depreciation and amortization and net change in other operating assets and liabilities, specifically receivables, accounts payable and accrued liabilities, and deferred credits.

          At June 30, 1994, total notes and loans payable outstanding was $725.6 million as compared to $723.8 million at March 31, 1994, $766.9 million at June 30, 1993.

          During each of the fiscal years ending March 31, 1995, 1996, and 1997, U-Haul estimates gross capital expenditures will average approximately $360 million as a result of the expansion of the rental truck fleet and self-storage segment. This level of capital expenditures, combined with an average of approximately $100 million in annual long-term debt maturities during this same period, are expected to create annual average funding needs of approximately $460 million. Management estimates that U-Haul will fund approximately 55% of these requirements with internally generated funds, including proceeds from the disposition of older trucks and other asset sales. The remainder of the required capital expenditures are expected to be financed through existing credit facilities, new debt placements, lease fundings, and equity offerings.

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

          Cash (used) provided by operations and financing was ($3.5) million and $3.0 million for the three month period ended March 31, 1994. Cash provided by operations and financing for the same period ended March 31, 1993 was $3.0 million. During 1994 and 1993 there were no cash flows from new reinsurance agreements. In addition to cash flow from operations and financing activities, a substantial amount of liquid funds is available through Oxford's short-term portfolio. At March 31, 1994 and 1993, short-term investments amounted to $18.5 million and $9.8 million, respectively. Management believes that the overall sources of liquidity will continue to meet foreseeable cash needs.

          Stockholder's equity of Oxford, excluding investment in RWIC, decreased to $88.2 million in 1994 from $92.5 million in 1993. In May 1993, Oxford paid dividends of $10.0 million to Ponderosa.

          Applicable laws and regulations of the State of Arizona require the Company's insurance subsidiaries to maintain minimum capital determined in accordance with statutory accounting practices in the amount of $600,000. In addition, the amount of dividends that can be paid to shareholders by insurance companies domiciled in the State of Arizona is limited. Any dividend in excess of the limit requires prior approval of the Insurance Commissioner. Statutory surplus that can be distributed as dividends is $17,076,000 at March 31, 1993. These restrictions are not expected to have a material adverse effect on the ability of the Company to meet its cash obligations.

RWIC - Property and Casualty

          RWIC's short-term investment portfolio was $6.6 million at March 31, 1994. This level of liquid assets, combined with budgeted cash flow, is believed by management to be adequate to meet periodic needs. The structure of the long-term portfolio is designed to match future cash needs. Through capital and operating budgets, RWIC seeks to schedule cash needs in accordance with investment and underwriting proceeds. RWIC does not have plans for any near-term large capital outlays.

          RWIC maintains a diversified investment portfolio, primarily in bonds at varying maturity levels. Approximately 98.2% of the portfolio consists of investment grade securities. The maturity distribution is designed to provide sufficient liquidity to meet future cash needs. Current liquidity is adequate, with current invested assets equal to 98.7% of total liabilities.

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

          Shareholder equity increased 2.3% from $165.1 million at December 31, 1993 to $168.9 million at March 31, 1994. RWIC considers current shareholders' equity to be adequate to support future growth and absorb unforseen risk events. RWIC does not use debt or equity issues to increase capital and therefore has no exposure to capital market conditions. During the first quarter of 1994, RWIC paid no shareholder dividends.

Credit Agreements

          The Company's operations are funded by various credit and financing arrangements, including unsecured long-term borrowings, unsecured medium-term notes, and revolving lines of credit with domestic and foreign banks. Principally to finance its fleet of trucks and trailers, the Company routinely enters into sale and leaseback transactions. As of June 30, 1994, the Company had $725.5 million in total notes and loans payable outstanding and unutilized lines of credit of approximately $37.5 million.

          Certain of the Company's credit agreements contain restrictive financial and other covenants, including, among others, covenants with respect to incurring additional indebtedness, maintaining certain financial ratios, and placing certain additional liens on its properties and assets. At June 30, 1994, the Company was in compliance with these covenants. In addition, these credit agreements contain provisions that could result in a required prepayment upon a "change in control" of the Company.

          Under certain of the Company's credit agreements, a "change in control" is deemed to occur if (a) any transfer of any shares of any class of capital stock results in the Company's ESOP and members of the Shoen family owning in the aggregate less than the amount of capital stock as may be necessary to enable them to cast in excess of 50% of the votes for the election of directors of the Company or (b) during any period for two consecutive years, persons who at the beginning of such period constituted the Board of Directors of the Company (including any director approved by a vote of not less than 66 2/3% of such board) cease for any reason to constitute greater than 50% of the then acting Board.

                   PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         a. Exhibits

            None

         b. Reports on Form 8-K.

           No reports on Form 8-K were filed for the three months ended June 30, 1994.

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


                                   U-Haul International, Inc.
                                   ___________________________________
                                            (Registrant)


Dated: August 12, 1994             By: /S/ DONALD W. MURNEY
                                   ___________________________________
                                        Donald W. Murney, Treasurer
                                       (Principal Financial Officer)