Form 10-Q/A
period 1994-06-30
U HAUL INTERNATIONAL INC
filed 1994-11-02
CIK 4458

        UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C. 20549

                           FORM 10-Q/A

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

29,426,048 shares of AMERCO Common Stock, $0.25 par value and 9,238,015 shares of AMERCO Series A common stock, $0.25 par value were outstanding at November 1, 1994.

5,385 shares of U-Haul International, Inc. Common Stock, $0.01 par value, were outstanding at November 1, 1994.

                          TABLE OF CONTENTS


         PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

         a)  Consolidated Balance Sheets as of June 30, 1994,
             March 31, 1994 and June 30, 1993...................    4

         b)  Consolidated Statements of Earnings for the
             Quarters Ended June 30, 1994 and 1993..............    6

         c)  Consolidated Statements of Changes in Stockholders'
             Equity for the Quarters ended June 30, 1994
             and 1993...........................................    7

         d)  Consolidated Statements of Cash Flows for the
             Quarters Ended June 30, 1994 and 1993..............    8

         e)  Notes to Consolidated Financial Statements -
             June 30, 1994, March 31, 1994 and June 30, 1993....    9

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations....................   16


         PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.......................   23

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
                                               ======      ======

3.   CONTINGENT LIABILITIES AND COMMITMENTS

  The Company is a defendant in a number of suits and claims incident to the type of business conducted and several administrative proceedings arising from state and local provisions that regulate the removal and/or clean up of underground fuel storage tanks. The Company owns property within two state hazardous waste sites in the state of Washington. At this time, the remedial cleanup cost or range of costs for such sites cannot be estimated. Management's opinion is that none of the suits or claims involving AMERCO and/or its subsidiaries is expected to result in any material loss.

               AMERCO AND CONSOLIDATED SUBSIDIARIES

                            (Unaudited)


3.   CONTINGENT LIABILITIES AND COMMITMENTS, continued

  Certain of the Company's credit agreements contain provisions that could result in a required prepayment upon a "change in control" of the Company. A "change in control" is deemed to occur if (a) any transfer of any shares of any class of capital stock results in the Company's ESOP and members of the Shoen family owning in the aggregate less than the amount of capital stock as may be necessary to enable them to cast in excess of 50% of the votes for the election of directors of the Company or (b) during any period for two consecutive years, persons who at the beginning of such period constituted the Board of Directors of the Company (including any director approved by a vote of not less than 66 2/3% of such board) cease for any reason to constitute than 50% of the then acting Board.

  The Company does not currently have available sources of financing to fund such prepayments if they become payable in full. In addition, upon such a "change in control," the Company might lose the ability to draw on certain unutilized lines of credit otherwise available.

  As disclosed in the Form 10-K for the year ended March 31, 1994, certain members of the Company's Board of Directors are defendants in an action whereby the plaintiffs, certain shareholders of the Company, have alleged that certain of the individual plaintiffs were wrongfully excluded from sitting on the Company's Board of Directors in 1988 through the sale of the Company's common stock to certain key employees, various breaches of fiduciary duty and other unlawful conduct by the individual defendants. The plaintiffs seek equitable relief, compensatory damages, and punitive damages. All claims for various breaches of fiduciary duty and other unlawful conduct by the individual defendants that would have allowed the plaintiffs to sit on the Board of Directors have been dismissed, subject only to the right of the plaintiffs to appeal such dismissal. The Company was also a defendant in the action as originally filed, but was dismissed from the action on August 15, 1994, subject only to the right, to the extent that any exists, of the plaintiffs to appeal such dismissal. See also Note 6 to Consolidated Financial Statements (Unaudited).

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

                 AMERCO AND CONSOLIDATED SUBSIDIARIES

                             (Unaudited)


5.   NEW ACCOUNTING STANDARDS, continued

  Statement of Financial Accounting Standards No. 115 - Accounting for Certain
     Investments in Debt and Equity Securities.

  Effective December 31, 1993, RWIC adopted SFAS 115. This statement requires classification of debt securities into one of the following three categories based on management's intention with regard to such securities: held-to-maturity, available-for-sale and trading. Securities classified as held-to-maturity are recorded at cost adjusted for the amortization of premiums or accretion of discounts while those classified as available-for-sale are recorded at fair value with unrealized gains or losses reported on a net basis as a separate component of stockholders' equity.
     Securities classified as trading, if any, are recorded at fair value with unrealized gains or losses reported on a net basis in income. RWIC does not currently maintain a trading portfolio. U-Haul and Oxford will adopt this statement in fiscal 1995. The effect of adopting this statement on the Company's financial statements is immaterial.

  Statement of Position 93-7, "Reporting on Advertising Costs", was issued by the Accounting Standards Executive Committee in December 1993. This statement of position provides guidance on financial reporting on advertising costs in annual financial statements. The statement of position requires reporting advertising costs as expenses when incurred or when the advertising takes place, reporting the costs of direct-response advertising, and amortizing the amount of direct-response advertising reported as assets. This statement of position is effective for financial statements for years beginning after June 15, 1994. The Company currently matches certain advertising costs with revenue generated in future periods, and at June 30, 1994, $9.1 million in advertising costs are deferred and included in prepaid expenses. The Company has completed an evaluation of the effect of this statement of position but has not determined the timing of adoption. However, the Company must adopt this Statement of Position in fiscal 1996.

6.   SUBSEQUENT EVENTS


  As disclosed in Note 3, certain of Company's current and former directors are defendants in an action initiated by certain of the Company's shareholders. Based upon the preliminary rulings by the Court and the fact that the plaintiffs alleged that their stock is virtually worthless, the Company believes that the plaintiffs elected as their remedy in this lawsuit to sell their shares of stock to the defendants. The price was to be determined based on the value of the plaintiffs' stock in 1988. On October 7, 1994, the jury determined that (i) the defendants breached their fiduciary duties, and (ii) such breach diminished the value of the plaintiffs' stock. The jury also determined the

                   AMERCO AND CONSOLIDATED SUBSIDIARIES

                                (Unaudited)


6.   SUBSEQUENT EVENTS, continued

    value of the plaintiffs' stock in 1988 to be $81.12 per share or approximately $1.48 billion. The jury also awarded the plaintiffs $70 million in punitive damages against Edward J. Shoen, a director and officer of the Company. The defendants have filed post-trial motions to (i) request a new trial and/or (ii) reduce the amount of consideration to be paid to the plaintiffs for their stock or to obtain judgment in favor of the defendants. The Company is unable to predict the outcome of the post-trial motions and the likelihood of appeal by any party.

  Pursuant to separate indemnification agreements, the Company has agreed to advance litigation expenses to the defendants and has agreed to indemnify the defendants to the fullest extent permitted by law or the Company's Articles of Incorporation or Bylaws, for all expenses and damages, if any, incurred by the defendants in this proceeding, subject to certain exceptions.
     The Company has no indemnification obligation, other than to advance litigation expenses, until a final judgment is entered or a settlement is reached. At this time, the extent of the Company's indemnification obligation, if any, cannot be reasonably estimated. If the jury verdict in this case is significantly reduced, the Company believes that it can satisfy its indemnification obligations, if any. The Company believes that it has various means of financing any such indemnification obligations consistent with its existing credit agreements, or, in the alternative, the Company may seek the waiver or amendment of certain of the provisions of one or more of its credit agreements when the Company's indemnification obligations are determined. The Company believes, but there can be no assurance, that it can obtain such waivers or amendments. If the jury verdict is not significantly reduced and any resulting judgment is not stayed by appeal or other proceedings, the Company may be unable to satisfy its indemnification obligations if valid indemnification claims are made.

  Through the second quarter of fiscal 1995, a subsidiary of the Company loaned SAC Self-Storage Corporation(SAC)a total of $32.5 million for the purchase of self-storage properties by SAC. Such properties are presently being operated by the Company pursuant to management agreements. SAC is owned by Edward J. Shoen, Mark
     V. Shoen and James P. Shoen, who are all shareholders and directors of the Company. The underlying notes bear interest at a rate of 9%, due quarterly and are secured by real property.

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
                                                            =======

U-Haul

          U-Haul revenues consist of (i) total rental and other revenue and (ii) net sales. Total rental and other revenue increased by $22.6 million, approximately 11.0%, to $229.1 million in the first quarter of fiscal 1995. The increase in fiscal 1995 is primarily attributable to a $23.4 million increase in net revenues from the rental of moving related equipment, which benefited from transactional (volume) growth reflecting higher utilization and rental fleet expansion. Revenues from the rental of self-storage facilities increased by $2.1 million to $18.8 million in fiscal 1995, an increase of approximately 12.6%. Storage revenues were positively impacted by additional rentable square footage, higher, average occupancy levels, and higher average rental rates.

          Net sales were $51.3 million in the first quarter of fiscal 1995, which represented an increase of approximately 7.8% from fiscal 1994 net sales of $47.6 million. Revenue growth from the sale of hitches, moving support items (i.e. boxes, etc.), and propane resulted in a $4.2 million increase during the quarter, which was offset by a $.4 million decrease in gasoline sales.

          Cost of sales was $27.6 million in the first quarter of fiscal 1995, which represented a decrease of approximately 5.8% from $29.3 million in fiscal 1994. The reduction in fiscal 1994 reflects a combination of the absence of recreational vehicle part sales, reduced levels of outside repair and a reduction in inventory adjustments which fully offset increased material costs corresponding to the increase in hitch, moving support and propane sales.

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

          Premiums from Oxford's direct lines before intercompany eliminations were $.4 million in 1994, an increase of $.5 million from 1993. Oxford's direct lines are principally related to the underwriting of group life and disability income. Insurance on the lives of the employees of AMERCO and its subsidiary companies accounted for approximately 10.4% of Oxford's premiums in 1994. Unaffiliated direct lines accounted for approximately .1% of Oxford's premiums in 1994.

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

RWIC - Property and Casualty

          RWIC gross premium writings continued to grow in the first quarter of 1994 to $47.7 million, compared to $34.1 million in 1993, an increase of approximately 39.9%. The rental industry market accounted for a significant share of these premiums, approximately 19.7% and 22.6% in 1994 and 1993, respectively. These writings include U-Haul customers, fleetowners and U-Haul, as well as other rental industry insureds with similar characteristics. RWIC continues underwriting reinsurance via broker markets, and premiums in this area increased to $29.1 million or 61.0% of the total premium in fiscal 1994 from $10.8 million or 31.6% of the total premium in fiscal 1993.

          Net earned premiums increased $6.5 million, approximately 27%, to $30.1 million for the first quarter of fiscal 1994. This compares with net earned premiums of $23.6 million for fiscal 1993. The premium increase was primarily due to increased writings in the reinsurance area.

          Underwriting expenses incurred were $30.7 million for the first quarter of 1994, an increase of $3.8 million, approximately 14.1% over fiscal 1993. Comparable underwriting expenses incurred for 1993 were $26.9 million. Higher underwriting expenses are due to larger premium volumes being written in 1994 which increased acquisition costs and commensurate reserves. The ratio of underwriting expenses to net earned premiums decreased from 1.14 in the first quarter of 1993 to 1.02 in the first quarter of 1994. This improvement is primarily attributable to improved loss experience combined with continued rate strength in the Company's assumed reinsurance area. Also contributing to the improvement was the better than expected loss ratios on the Company's general agency lines.

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

Consolidated Group

          As a result of the foregoing, pretax earnings of $45.8 million were realized in the three months ended June 30, 1994, as compared to $29.6 million for the same period in 1993. After providing for income taxes and cumulative effect of change in accounting principle, net earnings for the three months ended June 30, 1994 were $29.4 million, as compared to $17.4 million for the same period of the prior year.


LIQUIDITY AND CAPITAL RESOURCES:

U-Haul

          To meet the needs of its customers, U-Haul must maintain a large inventory of fixed asset rental items. At June 30, 1994, net property, plant and equipment represented approximately 73.8% of total U-Haul assets and approximately 50.8% of consolidated assets. In the first quarter of fiscal 1995, capital expenditures were $144.8 million, as compared to $226.8 million in the first quarter of fiscal 1994. These expenditures reflect expansion of the rental truck fleet, purchase of trucks previously leased, and real property acquisitions. The capital needs required to fund these acquisitions were funded with internally generated funds from operations, debt, and lease financings.

          Cash flows from operations was $113.2 million in the first quarter of fiscal 1995, as compared to $61.6 million in the first quarter of fiscal 1994. The increase results from an increase in net earnings, depreciation and amortization and net change in other operating assets and liabilities, specifically receivables, accounts payable and accrued liabilities, and deferred credits.

          At June 30, 1994, total notes and loans payable outstanding was $725.6 million as compared to $723.8 million at March 31, 1994 and $766.9 million at June 30, 1993.

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

          Cash (used) provided by operations and financing was ($3.5) million and $3.0 million for the three month period ended March 31, 1994 and 1993, respectively. During 1994 and 1993 there were no cash flows from new reinsurance agreements. In addition to cash flow from operations and financing activities, a substantial amount of liquid funds is available through Oxford's short-term portfolio. At March 31, 1994 and 1993, short-term investments amounted to $18.5 million and $9.8 million, respectively. Management believes that the overall sources of liquidity will continue to meet foreseeable cash needs.

          Stockholder's equity of Oxford, excluding investment in RWIC, decreased to $88.2 million in 1994 from $92.5 million in 1993. In May 1993, Oxford paid dividends of $10.0 million to Ponderosa.

          Applicable laws and regulations of the State of Arizona require the Company's insurance subsidiaries to maintain minimum capital determined in accordance with statutory accounting practices in the amount of $600,000. In addition, the amount of dividends that can be paid to shareholders by insurance companies domiciled in the State of Arizona is limited. Any dividend in excess of the limit requires prior approval of the Insurance Commissioner. Statutory surplus that can be distributed as dividends is $17,619,000 at December 31, 1993. These restrictions are not expected to have a material adverse effect on the ability of the Company to meet its cash obligations.

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

          Shareholder equity increased 2.3% from $165.1 million at December 31, 1993 to $168.9 million at March 31, 1994. RWIC considers current shareholders equity to be adequate to support future growth and absorb unforseen risk events. RWIC does not use debt or equity issues to increase capital and therefore has no exposure to capital market conditions. During the first quarter of 1994, RWIC paid no shareholder dividends.

Credit Agreements

          The Company's operations are funded by various credit and financing arrangements, including unsecured long-term borrowings, unsecured medium-term notes, and revolving lines of credit with domestic and foreign banks. Principally to finance its fleet of trucks and trailers, the Company routinely enters into sale and leaseback transactions. As of June 30, 1994, the Company had $725.6 million in total notes and loans payable outstanding and unutilized lines of credit of approximately $375 million.

          Certain of the Company's credit agreements contain restrictive financial and other covenants, including, among others, covenants with respect to incurring additional indebtedness, maintaining certain financial ratios, and placing certain additional liens on its properties and assets. At June 30, 1994, the Company was in compliance with these covenants. In addition, these credit agreements contain provisions that could result in a required prepayment upon a "change in control" of the Company. Approximately $509 million of the Company's outstanding debt was covered by such credit agreements as of June 30, 1994.

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

Shareholder Litigation

          Certain current and former members of the Company's Board of Directors are defendants in an action initiated by certain Stockholders of the Company. The Company has agreed to indemnify the defendants to the fullest extent permitted by law or the Company's Articles of Incorporation or Bylaws for all expenses and damages, if any, incurred by the defendants in this proceeding, subject to certain exceptions. The extent of the Company's indemnification obligation, if any, cannot be reasonably estimated. The Company believes that the plaintiffs elected that their remedy in this litigation would be the sale of their stock to the defendants at a price determined by the Court based on the value of their stock in 1988. The jury has determined that such value was $81.12 per share or approximately $1.48 billion. The defendants have filed post-trial motions to (i) request a new trial and/or (ii) reduce the amount of consideration to be paid to the plaintiffs for their stock or to obtain judgement in favor of the defendants. The Company believes that if the jury verdict is significantly reduced, it can satisfy its indemnification obligation, if any, with no material adverse effect on the Company's results of operations and that various means of financing the purchase of the plaintiffs' stock would exist, including, but not limited to, the public sale of common stock by the Company or by certain of the defendants. The Company believes, but no assurance can be given, that it can obtain any necessary waivers or amendments of any provisions of its credit agreements to permit the Company to finance the purchase of the plaintiffs' stock. If the jury verdict is not significantly reduced and any resulting judgment is not stayed by appeal or other proceedings, the Company may be unable to satisfy its indemnification obligation if valid indemnification claims are made, and such obligation may have a material adverse effect on the Company's capital expenditure plans in the future. There can be no assurance that the jury verdict will be significantly reduced or that the Company or the defendants will be able to finance the purchase of the plaintiffs' stock if the jury verdict is significantly reduced.

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


                                   AMERCO
                                   ___________________________________
                                            (Registrant)


Dated: November 1, 1994             By: /S/ DONALD W. MURNEY
                                   ___________________________________
                                         Donald W. Murney, Treasurer
                                      (Principal Financial Officer)