Form 10-Q
period 1994-09-30
U HAUL INTERNATIONAL INC
filed 1994-11-10
CIK 4458

        UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C. 20549

                           FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

           For the quarterly period ended September 30, 1994

                                  OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission      Registrant, State of Incorporation     I.R.S. Employer
File Number       Address and Telephone Number       Identification No.
_______________________________________________________________________
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

29,426,048 shares of AMERCO Common Stock, $0.25 par value and 9,238,015 shares of AMERCO Series A common stock, $0.25 par value were outstanding at November 10, 1994.

5,385 shares of U-Haul International, Inc. Common Stock, $0.01 par value, were outstanding at November 10, 1994.

                          TABLE OF CONTENTS



PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

         a)  Consolidated Balance Sheets as of September 30, 1994,
             March 31, 1994 and September 30, 1993..............    4

         b)  Consolidated Statements of Earnings for the Six
             Months ended September 30, 1994 and 1993...........    6

         c)  Consolidated Statements of Changes in Stockholders'
             Equity for the Six Months ended September 30, 1994
             and 1993...........................................    7

         d)  Consolidated Statements of Earnings for the
             Quarters ended September 30, 1994 and 1993.........    8

         e)  Consolidated Statements of Cash Flows for the
             Six Months ended September 30, 1994 and 1993.......    9

         f)  Notes to Consolidated Financial Statements -
             September 30, 1994, March 31, 1994 and
             September 30, 1993.................................   10

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations....................   18


         PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.......................   29

                              THIS PAGE LEFT
                           INTENTIONALLY BLANK

                           PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                        AMERCO AND CONSOLIDATED SUBSIDIARIES

                             Consolidated Balance Sheets


                                           September 30,   March 31,   September 30,
            ASSETS                              1994         1994         1993
            ------                         -------------   ---------   -------------
                                            (unaudited)    (audited)    (unaudited)
                                                       (in thousands)

Cash                                       $    41,882       18,442       13,973
Receivables                                    260,727      204,814      113,401
Inventories                                     47,691       49,012       52,469
Prepaid expenses                                21,029       24,503       21,477
Investments, fixed maturities                  701,220      719,605      679,826
Investments, other                              97,727       84,738      106,202
Deferred policy acquisition costs               49,940       47,846       49,829
Other assets                                    18,192       21,246       26,592
                                             ---------    ---------    ---------

Property, plant and equipment, at
  cost:
  Land                                         202,987      186,210      179,382
  Buildings and improvements                   710,680      676,297      637,253
  Furniture and equipment                      174,139      163,495      161,043
  Rental trailers and other rental
    equipment                                  225,498      212,187      208,043
  Rental trucks                                905,669      820,395      764,706
  General rental items                          54,131       57,421       59,902
                                             ---------    ---------    ---------
                                             2,273,104    2,116,005    2,010,329
  Less accumulated depreciation              1,005,433      941,769      884,266
                                             ---------    ---------    ---------

       Total property, plant and
         equipment                           1,267,671    1,174,236    1,126,063
                                             ---------    ---------    ---------

















                                           $ 2,506,079    2,344,442    2,189,832
                                             =========    =========    =========

The accompanying notes are an integral part of these consolidated financial statements.

                                           September 30,   March 31,   September 0,
 LIABILITIES AND STOCKHOLDERS' EQUITY           1994         1994         1993
 ------------------------------------      -------------   ---------   -------------
                                            (unaudited)     (audited)   (unaudited)
                                                       (in thousands)
Liabilities:
  Accounts payable and accrued
    liabilities                            $   149,940      124,062      118,546
  Notes and loans                              752,529      723,764      793,871
  Policy liabilities and accruals              464,883      439,266      338,899
  Liabilities from premium deposits            300,069      312,708      320,421
  Cash overdraft                                27,013       26,559       27,116
  Other policyholders' funds and
    liabilities                                  8,805        9,592       10,107
  Deferred income                                8,652        5,913        5,027
  Deferred income taxes                         85,404       50,791       57,268
                                             ---------    ---------    ---------

Stockholders' equity:
  Serial preferred stock, with or
    without par value, 50,000,000
    shares authorized; 6,100,000
    issued without par value and
    outstanding as of September 30, 1994
    and March 31, 1994, none issued or
    outstanding as of September, 30, 1993           -            -            -
  Serial common stock, with or with-
    out par value, 150,000,000 shares
    authorized                                      -            -            -
  Series A common stock of $.25 par
    value, authorized 10,000,000 shares,
    issued 9,238,015 shares as of
    September 30, 1994 and 5,754,334
    shares as of March 31, 1994,
    none as of September 30, 1993                2,309        1,438           -
  Common stock of $.25 par value,
    authorized 150,000,000 shares,
    issued 30,761,985 shares as of
    September 30, 1994 and 34,245,666
    shares as of March 31, 1994 and
    40,000,000 as of September 30, 1993          7,691        8,562       10,000
  Additional paid-in capital                   165,651      165,651       19,331
  Foreign currency translation                 (10,027)     (11,152)      (9,202)
  Retained earnings                            573,908      515,200      527,050
                                             ---------    ---------    ---------
                                               739,532      679,699      547,179
  Less:
    Cost of common shares in treasury,
      (1,335,937 shares as of September
      30, 1994 and March 31, 1994 and
      September 30, 1993)                       10,461       10,461       10,461
    Loan to leveraged employee stock
      ownership plan                            20,287       17,451       18,141
                                             ---------    ---------    ---------
         Total stockholders' equity            708,784      651,787      518,577

Contingent liabilities and commitments
                                             ---------    ---------    ---------


                                           $ 2,506,079    2,344,442    2,189,832
                                             =========    =========    =========

The accompanying notes are an integral part of these consolidated financial statements.

               AMERCO AND CONSOLIDATED SUBSIDIARIES

                Consolidated Statements of Earnings

                   Six Months ended September 30,
                             (Unaudited)
                                                   1994         1993
                                              ----------   ----------
                                                (in thousands except
                                                   per share data)
Revenues
  Rental and other revenue                  $    496,985      447,226
  Net sales                                       97,688       92,779
  Premiums                                        67,597       56,661
  Net investment income                           22,423       19,650
                                              ----------   ----------
       Total revenues                            684,693      616,316

Costs and expenses
  Operating expense                              342,560      323,866
  Cost of sales                                   53,288       55,098
  Benefits and losses                             66,279       59,910
  Amortization of deferred acquisition
    costs                                          5,676        4,332
  Depreciation                                    74,755       62,266
  Interest expense                                33,297       35,268
                                              ----------   ----------
       Total costs and expenses                  575,855      540,740

Pretax earnings from operations                  108,838       75,576
Income tax expense                               (39,354)     (24,344)
                                              ----------   ----------
Earnings from operations before
  cumulative effect of change in
  accounting principle                            69,484       51,232
Cumulative effect of a change in
  accounting principle                                -        (3,272)
                                              ----------   ----------
       Net earnings                         $     69,484       47,960
                                              ==========   ==========

Earnings per common share:
  Earnings from operations before
    cumulative effect of change in
    accounting principle                    $       1.70         1.38
  Cumulative effect of a change in
    accounting principle                              -          (.09)
                                              ----------   ----------
       Net earnings                         $       1.70         1.29
                                              ==========   ==========

Weighted average common shares outstanding    37,053,707   37,119,233
                                              ==========   ==========




The accompanying notes are an integral part of these consolidated financial statements.

                           AMERCO AND CONSOLIDATED SUBSIDIARIES

                Consolidated Statements of Changes in Stockholders' Equity

                              Six Months ended September 30,
                                        (Unaudited)
                                                            1994        1993
                                                          -------     -------
                                                            (in thousands)
Series A common stock of $.25 par
  value:  Authorized 10,000,000 shares,
  issued 9,238,015 as of September 30, 1994
  and 5,754,334 as of March 31, 1994 and
  none in 1993
    Beginning of period                                 $   1,438         -
      Exchange for common stock                               871         -
                                                          -------     -------
    End of period                                           2,309         -
                                                          -------     -------

Common stock of $.25 par value:
  Authorized 150,000,000 shares in 1994
  and 1993, 30,761,985 issued in 1994,
  40,000,000 issued in 1993
    Beginning of period                                     8,562      10,000
      Exchange of Series A common stock                      (871)        -
                                                          -------     -------
    End of period                                           7,691      10,000
                                                          -------     -------

Additional paid-in capital:
  Beginning and end of period                             165,651      19,331
                                                          -------     -------

Foreign currency translation:
  Beginning of period                                     (11,152)     (6,122)
  Change during period                                      1,125      (3,080)
                                                          -------     -------

  End of period                                           (10,027)     (9,202)
                                                          -------     -------

Retained earnings:
  Beginning of period                                     515,200     482,163
  Net earnings                                             69,484      47,960
  Dividends paid to stockholders:
    Preferred stock: ($1.06 per share 1994)                (6,482)        -
    Common stock: ($.08 per share 1993)                       -        (3,147)
  Tax benefits related to ESOP dividends                      -            74
  Change in net unrealized gain
    on investments                                         (4,294)        -
                                                          -------     -------
  End of period                                           573,908     527,050
                                                          -------     -------

Treasury stock:
  Beginning and end of period                              10,461      10,461
                                                          -------     -------

Loan to leveraged employee stock ownership plan:
  Beginning of period                                      17,451      14,953
    Increase in loan                                        2,955       3,309
    Proceeds from loan                                       (119)       (121)

  End of period                                            20,287      18,141
                                                          -------     -------

Total stockholders' equity                              $ 708,784     518,577
                                                          =======     =======





The accompanying notes are an integral part of these consolidated financial statements.

               AMERCO AND CONSOLIDATED SUBSIDIARIES

                Consolidated Statements of Earnings

                    Quarters ended September 30,
                             (Unaudited)
                                                   1994         1993
                                              ----------   ----------
                                                (in thousands except
                                                   per share data)
Revenues
  Rental and other revenue                  $    266,778      239,184
  Net sales                                       46,386       45,137
  Premiums                                        36,038       32,021
  Net investment income                           11,913        8,626
                                              ----------   ----------
       Total revenues                            361,115      324,968

Costs and expenses
  Operating expense                              175,774      165,001
  Cost of sales                                   25,738       25,825
  Benefits and losses                             39,867       35,969
  Amortization of deferred acquisition
    costs                                          2,592        2,179
  Depreciation                                    37,473       32,126
  Interest expense                                16,659       17,930
                                              ----------   ----------
       Total costs and expenses                  298,103      279,030

Pretax earnings from operations                   63,012       45,938
Income tax expense                               (22,941)     (15,569)
                                              ----------   ----------
Earnings from operations before
  cumulative effect of change in
  accounting principle                            40,071       30,369
Cumulative effect of a change in
  accounting principle                               -            232
                                              ----------   ----------
       Net earnings                         $     40,071       30,601
                                              ==========   ==========

Earnings per common share:
  Earnings from operations before
    cumulative effect of change in
    accounting principle                    $       1.00          .82
  Cumulative effect of a change in
    accounting principle                              -           .01
                                              ----------   ----------
       Net earnings                         $       1.00          .83
                                              ==========   ==========

Weighted average common shares outstanding    36,999,879   37,080,255
                                              ==========   ==========





The accompanying notes are an integral part of these consolidated financial statements.

                AMERCO AND CONSOLIDATED SUBSIDIARIES

               Consolidated Statements of Cash Flows

                  Six Months ended September 30,
                           (Unaudited)
                                                    1994        1993
                                                 --------    --------
                                                    (in thousands)
Cash flows from operating activities:
  Net earnings                                 $   69,484      47,960
    Depreciation and amortization                  82,684      68,463
    Provision for losses on accounts
      receivable                                    1,868         526
    Net gain on sale of real and personal
      property                                        132      (2,396)
    Gain on sale of investments                    (1,066)       (870)
    Cumulative effect of a change in
      accounting principle                            -         3,272
    Changes in policy liabilities and
      accruals                                     26,568       1,643
    Additions to deferred policy
      acquisition costs                            (7,770)     (4,413)
    Net change in other operating assets
      and liabilities                              27,705      21,312
                                                 --------    --------
Net cash provided by operating activities         199,605     135,497
                                                 --------    --------

Cash flows from investing activities:
  Purchases of investments:
    Property, plant and equipment                (255,231)   (330,302)
    Fixed maturities                              (86,291)   (128,602)
    Real estate                                        (8)       (176)
    Mortgage loans                                (36,087)    (22,002)
  Proceeds from sale of investments:
    Property, plant and equipment                  88,669     136,049
    Fixed maturities                              100,522      96,868
    Real estate                                       459       1,116
    Mortgage loans                                  5,374       4,804
  Changes in other investments                       (834)      7,290
                                                 --------    --------
Net cash used by investing activities            (183,427)   (234,955)
                                                 --------    --------

Cash flows from financing activities:
  Net change in short-term borrowings              16,250     (48,000)
  Proceeds from notes                              66,000     186,000
  Loan to leveraged employee stock
    ownership plan                                 (2,955)     (3,309)
  Proceeds from leveraged employee stock
    ownership plan                                    119         121
  Principal payments on notes                     (53,485)    (41,250)
  Net change in cash overdraft                        454       2,265
  Dividends paid                                   (6,482)     (3,147)
  Investment contract deposits                     13,661      17,089
  Investment contract withdrawals                 (26,300)    (17,629)
                                                 --------    --------
Net cash provided by financing activities           7,262      92,140
                                                 --------    --------
Increase (decrease) in cash                        23,440      (7,318)
Cash at beginning of quarter                       18,442      21,291
                                                 --------    --------
Cash at end of quarter                         $   41,882      13,973
                                                 ========    ========

The accompanying notes are an integral part of these consolidated financial statements.

                 AMERCO AND CONSOLIDATED SUBSIDIARIES

              Notes to Consolidated Financial Statements

       September 30, 1994, March 31, 1994 and September 30, 1993
                              (Unaudited)


1.   PRINCIPLES OF CONSOLIDATION

  The consolidated financial statements include the accounts of the parent corporation, AMERCO, and its subsidiaries, all of which are wholly-owned. All material intercompany accounts and transactions of AMERCO and its subsidiaries (herein called the "Company" or the "consolidated group") have been eliminated. The consolidated balance sheets as of September 30, 1994 and 1993, and the related consolidated statements of earnings, changes in stockholders' equity and cash flows for the quarters ended September 30, 1994 and 1993 are unaudited; in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

  The financial statements and notes are presented as permitted by Form 10-Q and do not contain information included in the Company's annual financial statements and notes.

  Earnings per share are computed based on the weighted average number of shares outstanding, not including ESOP shares that have not been committed to release. Net income is reduced for preferred dividends.

  Certain reclassifications have been made to the financial statements for the quarter ended September 30, 1993 to conform with the current year's presentation.

2.   INVESTMENTS

  A comparison of amortized cost to market for fixed maturities is as follows
     (in thousands):
                                                 Gross       Gross     Estimated
                                     Carrying  Unrealized  Unrealized    Market
  June 30, 1994           Par Value    Value      Gains       Losses      Value
  -------------           ---------    -----      -----     -----------  ---------
  U.S. Treasury
   securities and
    government
     obligations         146,430,239   171,608    2,952       (8,942)     165,618
  States, municipal-
   ities and political
    subdivisions          41,232,000    41,121    2,868         (197)      43,792
  Corporate
   Securities            409,444,901   432,200    6,172      (14,324)     424,048
  Mortgage-backed
   securities             53,698,684    54,129      389       (3,616)      50,902
  Redeemable pre-
   ferred stock           36,054         2,162      382          -          2,544

                                       -------   ------      --------     -------
                                       701,220   12,763      (27,079)     686,904
                                       =======   =======     ========     =======

                 AMERCO AND CONSOLIDATED SUBSIDIARIES

                              (Unaudited)


3. SUMMARIZED CONSOLIDATED FINANCIAL INFORMATION OF PONDEROSA HOLDINGS, INC. AND ITS SUBSIDIARIES

  A summary consolidated balance sheet (unaudited) for Ponderosa Holdings, Inc.
     and its subsidiaries is presented below:
                                                     September 30,
                                                   1994        1993
                                               ---------   ---------
                                                   (in thousands)
      Investments - fixed maturities         $   701,220     679,826
      Other investments                           97,727     106,202
      Receivables                                150,841      45,128
      Deferred policy acquisition costs           49,940      49,829
      Due from affiliate                          (1,531)      9,468
      Deferred federal income taxes                7,957       7,478
      Other assets                                18,600       8,861
                                               ---------   ---------

           Total assets                      $ 1,024,754     906,792
                                               =========   =========

      Policy liabilities and accruals        $   398,602     297,730
      Unearned premiums                           66,111      41,169
      Premium deposits                           300,069     320,421
      Other policyholders' funds and
        liabilities                               14,613      12,317
                                               ---------   ---------
           Total liabilities                     779,395     671,637

      Stockholder's equity                       245,359     235,155
                                               ---------   ---------

                Total liabilities and
                  stockholder's equity       $ 1,024,754     906,792
                                               =========   =========

                 AMERCO AND CONSOLIDATED SUBSIDIARIES

                              (Unaudited)


3. SUMMARIZED CONSOLIDATED FINANCIAL INFORMATION OF PONDEROSA HOLDINGS, INC. AND ITS SUBSIDIARIES, continued

  A summarized consolidated income statement (unaudited) for Ponderosa
     Holdings, Inc. and its subsidiaries is presented below:
                                        Six Months ended September 30,
                                                1994        1993
                                            ---------   ---------
                                                (in thousands)
      Premiums                              $  76,865      66,286
      Net investment income                    22,498      19,945
      Other income                              3,245       3,039
                                            ---------   ---------
           Total revenue                      102,608      89,270
      Benefits and losses                      66,279      59,910
      Amortization of deferred policy
        acquisition costs                       5,676       4,332
      Other expenses                           12,756      11,945
                                            ---------   ---------
           Income from operations              17,897      13,083
      Federal income tax expense               (5,675)     (3,039)
                                            ---------   ---------
      Earnings from operations before
        change in accounting principle         12,222      10,044
      Cumulative effect of a change in
        accounting principle                      -          (101)
                                            ---------   ---------

      Net income                            $  12,222       9,943
                                            =========   =========

  Effective June 30, 1994, the Board of Directors of Oxford declared a dividend of its stock in Republic Western Insurance Company to Ponderosa.

  During the quarter, the Board of Directors of Ponderosa Holdings, Inc.
     declared and paid a dividend of $14,603,000 to AMERCO.

4.   CONTINGENT LIABILITIES AND COMMITMENTS

  During the six months ended September 30, 1994, U-Haul Leasing & Sales Co., a wholly-owned subsidiary of U-Haul International, Inc., entered into seven transactions, whereby they sold rental trucks and subsequently leased them back. AMERCO has guaranteed $6,313,000 of residual values at September 30, 1994 on these assets at the end of the lease terms. Following are the lease commitments for those leases executed during the six months ended September 30, 1994, which have a term of more than one year (in thousands):

                         Year ended          Lease
                          March 31,       Commitments
                         ----------       -----------
                           1995           $  8,457
                           1996             12 044
                           1997             12,044
                           1998             12,044
                           1999             12,044
                         Thereafter         27,607
                                            ------
                                          $ 84,240
                                            ======

                AMERCO AND CONSOLIDATED SUBSIDIARIES

                             (Unaudited)


4.   CONTINGENT LIABILITIES AND COMMITMENTS, continued

  The Company is a defendant in a number of suits and claims incident to the type of business conducted and several administrative proceedings arising from state and local provisions that regulate the removal and/or clean-up of underground fuel storage tanks. The Company owns property within two state hazardous waste sites in the State of Washington. At this time, the remedial clean-up cost or range of costs for such sites cannot be estimated. Management's opinion is that none of these suits or claims involving AMERCO and/or its subsidiaries is expected to result in any material loss.

  Certain of the Company's credit agreements contain provisions that could result in a required prepayment upon a "change in control" of the Company. A "change in control" is deemed to occur if (a) any transfer of any shares of any class of capital stock results in the Company's ESOP and members of the Shoen family owning in the aggregate less than the amount of capital stock as may be necessary to enable them to cast in excess of 50% of the votes for the election of directors of the Company, or (b) during any period for two consecutive years, persons who at the beginning of such period constituted the Board of Directors of the Company (including any
     director approved by a vote of not less than     66 2/3%  of such board)
     cease for any reason to constitute greater than 50% of the then acting
     Board.

  The Company does not currently have available sources of financing to fund such prepayments if they become payable in full. In addition, upon such a "change in control," the Company might lose the ability to draw on certain unutilized lines of credit otherwise available.

  As disclosed in the Form 10-K for the year ended March 31, 1994, certain members of the Company's Board of Directors are defendants in an action whereby the plaintiffs, certain shareholders of the Company, have alleged that certain of the individual plaintiffs were wrongfully excluded from sitting on the Company's Board of Directors in 1988 through the sale of the Company's common stock to certain key employees, various breaches of fiduciary duty and other unlawful conduct by the individual defendants.
     The plaintiffs seek equitable relief, compensatory damages, and punitive damages. All claims for various breaches of fiduciary duty and other unlawful conduct by the individual defendants that would have allowed the plaintiffs to sit on the Board of Directors have been dismissed, subject only to the right of the plaintiffs to appeal such dismissal. The Company was also a defendant in the action as originally filed, but was dismissed from the action on August 15, 1994, subject only to the right, to the extent that any exists, of the plaintiffs to appeal such dismissal. See also Note 8 to Consolidated Financial Statements (Unaudited).

                 AMERCO AND CONSOLIDATED SUBSIDIARIES

                              (Unaudited)


5.   SUPPLEMENTAL CASH FLOWS INFORMATION

  The (increase) decrease in receivables, inventories and accounts payable and accrued liabilities net of other operating and investing activities follows:
                                        Six Months ended September 30,
                                               1994          1993
                                             -------       -------
                                                (in thousands)
        Receivables                       $  (41,291)       (1,796)
                                             =======       =======
        Inventories                       $    1,321        (1,032)
                                             =======       =======
        Accounts payable and
          accrued liabilities             $   23,758         5,074
                                             =======       =======

  Income tax paid in cash amounted to $5,566,000 and $2,142,000 for 1994 and 1993, respectively.

  Interest paid in cash amounted to $30,878,000 and $33,325,000 for 1994 and 1993, respectively.

6.   RELATED PARTIES

  On August 24, 1994, the Company entered into an Exchange Agreement with
     Edward J. Shoen, the Company's Chairman of the Board and President. In exchange for 3,483,681 shares of Common Stock owned by Edward J. Shoen, the Company issued 3,483,681 shares of Series A Common Stock to him.

  Through the second quarter of fiscal 1995, a subsidiary of the Company loaned
     SAC Self-Storage Corporation(SAC)a total of $32,164,000 for the purchase of 21 self-storage properties by SAC. Such properties are presently being operated by the Company pursuant to management agreements. SAC is owned by Edward J. Shoen, Mark V. Shoen and James P. Shoen, who are all shareholders and directors of the Company. The underlying notes bear interest at a rate of 9%, due quarterly and are secured by real property and operating cash flows. The notes mature in 2004. All of the notes are cross-collaterized with other notes issued by SAC.

7.   NEW ACCOUNTING STANDARDS

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

                 AMERCO AND CONSOLIDATED SUBSIDIARIES

                              (Unaudited)

7.   NEW ACCOUNTING STANDARDS, continued

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

  Statement of Position 93-7, "Reporting on Advertising Costs", was issued by the Accounting Standards Executive Committee in December 1993. This statement of position provides guidance on financial reporting on advertising costs in annual financial statements. The statement of position requires reporting advertising costs as expenses when incurred or when the advertising takes place, reporting the costs of direct-response advertising, and amortizing the amount of direct-response advertising reported as assets. This statement of position is effective for financial statements for years beginning after June 15, 1994. The Company currently matches certain advertising costs with revenue generated in future periods, and at September 30, 1994, $9.3 million in advertising costs are deferred and included in prepaid expenses. The Company has completed an evaluation of the effect of this statement of position but has not determined the timing of adoption. However, the Company must adopt this statement of position in fiscal 1996.

                 AMERCO AND CONSOLIDATED SUBSIDIARIES

                              (Unaudited)

8.   SUBSEQUENT EVENTS

  On October 13, 1994, the Company declared a cash dividend of $3,241,000 ($.53 per preferred share) to preferred stockholders of record as of November 8, 1994.

  As disclosed in Note 4, certain of the Company's current and former directors are defendants in an action initiated by certain of the Company's shareholders. Based upon the preliminary rulings by the Court and the fact that the plaintiffs alleged that their stock is virtually worthless, the Company believes that the plaintiffs elected that their remedy in the litigation would be the sale of their stock to the defendants at a price determined by the Court based on the value of their stock in 1988. On October 7, 1994, the jury determined that such value was $81.12 per share or approximately $1.48 billion. The defendants have filed post-trial motions to (i) request a new trial and/or (ii) reduce the amount of consideration to be paid to the plaintiffs for their stock to not more than $394 million or (iii) to obtain judgment in favor of the defendants.
     The Company is unable to predict the outcome of the post-trial motions and the likelihood of appeal by any party or the consequences of any appeal. However, based upon the advice of Snell & Wilmer, counsel to the defendants other than Paul F. Shoen, the Company believes that even if the Court does not render judgment in favor of the defendants or order a new trial, a substantial reduction in the jury verdict is probable.

  The Company has agreed to indemnify the defendants to the fullest extent permitted by law or the Company's Articles of Incorporation or Bylaws, for all expenses and damages, if any, incurred by the defendants in this proceeding, subject to certain exceptions. At this time, the extent of the Company's indemnification obligations, if any, cannot be reasonably estimated. The Company believes that there is a substantial likelihood that if the jury verdict is substantially reduced, the resulting amount to be paid to the plaintiffs for their shares will not exceed the fair market value of the shares to be acquired by the defendants. In such event, the defendants may choose to acquire the shares without making indemnification claims against the Company. No provision has been made in the Company's financial statements for any possible indemnification claims. If the jury verdict in this case is significantly reduced, the Company believes that it can satisfy its indemnification obligations, if any. Before the Company will have any indemnification obligations, a final judgment must be entered against the defendants, the defendants must request indemnification from the Company, and a determination must be made under Nevada law as to the validity of the indemnification claims. If valid indemnification claims are made, the Company believes that it has various means of financing any such indemnification obligations consistent with its existing credit agreements. In the alternative, the Company may seek the waiver or amendment of certain of the provisions of one or more of its credit agreements when the indemnification obligations are determined. The Company believes, but no assurances can be given, that it can obtain any necessary waivers or amendments. If the jury verdict is significantly reduced, the Company does not believe that there would be a material adverse effect on its earnings, financial position, or cash flows. If the jury verdict is not significantly reduced and any resulting judgment is not stayed by appeal or other proceedings, the Company may be unable to satisfy its indemnification obligations if valid indemnification claims are made. There can be no assurance that the jury verdict will be significantly reduced.

  The Company, certain officers of the Company, certain members of the
     Company's Board of Directors, and others are defendants in an action currently pending in United States District Court for the District of Nevada entitled Sidney Wisotzky and Dorothy Wisotzky, et al. v. Edward J.
                     ---------------------------------------------------------
     Shoen. et al., No. CV-N-94-771-HDM (filed October 28, 1994 and served on
     -------------
     the Company on November 7, 1994). The plaintiffs, who claim to have purchased the Company's Series A 8 1/2% Preferred Stock, are seeking class action certification and are defining the class as all persons who purchased or otherwise acquired the Series A 8 1/2% Preferred Stock of AMERCO from October 14, 1993 through October 18, 1994, inclusive, and who sustained damage as a result of such purchases. The plaintiffs allege among other things, that the defendants violated the federal securities laws by inflating the price of the Series A 8 1/2% Preferred Stock via false and misleading statements, the concealment of material adverse information and other manipulative actions, and that the Prospectus for the Series A 8 1/2% Preferred Stock, certain Form 10-K and Form 10-Q filings made by the Company, and the Company's Notice and Proxy Statement dated July 8, 1994 contained false and misleading statements and omissions regarding the action currently pending in the Superior Court of the State of Arizona in and for the County of Maricopa entitled Samuel W. Shoen,
                                                           ----------------
     M.D., et al. v. Edward J. Shoen, et al., No. CV88-20139, instituted August
     ---------------------------------------
     2, 1988 (the "Shoen Litigation"). On October 7, 1994, the jury in the Shoen Litigation awarded the plaintiffs in that case approximately $1.48 billion to be paid by the defendants in exchange for the plaintiffs' stock. The jury in that case also awarded the plaintiffs $70 million in punitive damages against Edward J. Shoen. The plaintiffs are requesting unspecified compensatory damages as well as attorneys' fees and costs. The Company and the individual defendants deny plaintiffs' allegations of wrongdoing and intend to vigorously defend themselves in this action.

  On November 10, 1994, the public sale of 500,000 shares of the Company's
     Common Stock pursuant to a Share Repurchase and Registration Rights Agreement with Sophia M. Shoen was consummated at an initial public offering price of $17 per share. The Common Stock sold by Sophia M. Shoen is traded on NASDAQ - National Market under the ticker symbol "AMOO". The Company did not receive any proceeds from the sale.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS:

  The following table shows industry segment data from the Company's three industry segments, rental operations, life insurance, and property and casualty insurance, for the six months ended September 30, 1994 and 1993. Rental operations is composed of the operations of U-Haul and AMERCO Real Estate Company. Life insurance is composed of the operations of Oxford. Property and casualty insurance is composed of the operations of Republic Western Insurance Company (RWIC). The Company's results of operations have historically fluctuated from quarter to quarter. In particular, the Company's U-Haul rental operations are seasonal and a majority of the Company's revenues and substantially all of it's earnings from its U-Haul rental operations are generated in the first and second quarters each fiscal year (April through September).

                                               Property/   Adjustments
                          Rental      Life     Casualty        And
                        Operations  Insurance  Insurance   Eliminations Consolidated
                        ----------  ---------  ---------   ------------ ------------
                                             (in thousands)
Six months ended September 30, 1994
Revenues:
  Outside              $  591,737      19,682     73,274          -          684,693
  Intersegment                (41)        744      8,939       (9,642)           -
                       ----------    --------   --------    ---------      ---------
    Total Revenue         591,696      20,426     82,213       (9,642)       684,693
                       ==========    ========   ========    =========      =========
  Operating profit        124,197       6,295     11,602           41        142,135
                       ==========    ========   ========    =========
  Interest expense                                                            33,297
                                                                           ---------
  Pretax earnings
    from operations                                                          108,838
                                                                           =========
  Identifiable Assets
    at September 30     1,733,767     462,229    577,127     (267,044)     2,506,079
                       ==========    ========   ========    =========      =========


Six months ended September 30, 1993
Revenues:
Outside                $  537,284      16,161     62,871           -         616,316
  Intersegment                936         464      9,798      (11,198)           -
                       ----------    --------   --------    ---------      ---------
    Total Revenue         538,220      16,625     72,669      (11,198)       616,316
                       ==========    ========   ========    =========      =========
  Operating profit         98,905       4,734      8,349       (1,144)       110,844
                       ==========    ========   ========    =========      =========
  Interest expense                                                            35,268
                                                                           ---------
  Pretax earnings
    from operations                                                           75,576
                                                                           =========
  Identifiable Assets
    at September 30     1,528,430     463,294    448,661     (250,553)     2,189,832
                       ==========    ========   ========     =========     =========

SIX MONTHS ENDED SEPTEMBER 30, 1994 VERSUS SIX MONTHS ENDED SEPTEMBER 30, 1993

U-Haul

          U-Haul revenues consist of (i) total rental and other revenue and (ii) net sales. Total rental and other revenue increased by $48.6 million, approximately 10.9%, to $494.0 million in the first six months of fiscal 1995. The increase in the first six months of fiscal 1995 is primarily attributable to a $46.2 million increase in net revenues from the rental of moving related equipment, which rose to $459.4 million as compared to $413.2 million in the first six months of fiscal 1994. Moving related revenues benefited from transactional (volume) growth within the truck and trailer fleets reflecting higher utilization and rental fleet expansion. Revenues from the rental of self-storage facilities increased by $4.7 million to $39.4 million in the first six months of fiscal 1995, an increase of approximately 13.5%. Storage revenues were positively impacted by additional rentable square footage and higher average rental rates. Other revenues declined by $2.3 million which primarily reflects changes in gains realized from the disposition of property, plant and equipment.

          Net sales revenues were $97.7 million in the first six months of fiscal 1995, which represents an increase of approximately 5.3% from the first six months of fiscal 1994 net sales of $92.8 million. Revenue growth from the sale of hitches, moving support items (i.e. boxes, etc.), and propane resulted in a $6.3 million increase during the first six month period, which was offset by a $1.3 million decrease in revenue from gasoline sales and outside repair.

          Cost of sales was $53.3 million in the first six months of fiscal 1995, which represents a decrease of approximately 3.3% from $55.1 million for the same period in fiscal 1994. The decrease in cost of sales primarily reflects improved margins on hitch sales, and the liquidation of RV parts in the first quarter of fiscal 1994. Increased material costs from the sale of moving support items and propane, which can be primarily attributed to higher sales levels, partially offset these decreases.

          Operating expenses increased to $339.5 million in the first six months of fiscal 1995 from $322.0 million in the first six months of fiscal 1994, an increase of approximately 5.4%. The change from the prior year primarily reflects a $16.7 million increase in rental equipment maintenance costs.
Efforts to minimize downtime, an increase in fleet size, and higher transaction levels are primarily responsible for the increase. Lease expense declined by $17.3 million to $31.5 million reflecting lease terminations, lease restructuring, and lower finance costs on new leases originated during the past 18 months. All other operating expense categories increased in the aggregate of $18.1 million, approximately 9.8%, to $202.5 million.

          Depreciation expense for the six month period was $74.8 million, as compared to $62.3 million in the same period of the prior year, reflecting the increase in fleet size, the acquisition of trucks that were previously leased and real property acquisitions.

Oxford - Life Insurance

          Premiums from Oxford's reinsurance lines before intercompany eliminations were $8.2 million for the six months ended June 30, 1994, an increase of $.6 million, approximately 7.9% over 1993 and accounted for 78.5% of Oxford's premiums in 1994. These premiums are primarily from term life insurance and single and flexible premium deferred annuities. Increases in premiums are primarily from the anticipated increase in annuitizations as a result of the maturing of deferred annuities.

          Premiums from Oxford's direct lines before intercompany eliminations were $2.3 million for the six months ended June 30, 1994, an increase of $1.1 million over the prior year. The increase in direct premium is primarily due to Oxford's entrance into the credit life and accident and health business. Oxford's direct lines are principally related to the underwriting of group life and disability income and credit life and accident and health. Insurance on the lives of the employees of AMERCO and its subsidiary companies accounted for approximately 8.0% of Oxford's premiums in 1994. Unaffiliated direct lines accounted for approximately 13.5% of Oxford's premiums in 1994.

          Net investment income before intercompany eliminations was $7.7 million and $6.4 million for the six months ended June 30, 1994 and 1993, respectively. This increase is primarily due to increasing margins on the interest sensitive business. Gains on the disposition of fixed maturity investments were $1.2 million and $.5 million for the six months ended June 30, 1994 and 1993, respectively. Oxford had $1.0 million of other income for both of the six months periods ended June 30, 1994 and 1993.

          Benefits and expenses incurred were $14.1 million for the six months ended June 30, 1994, an increase of 18.5% over 1993. Comparable benefits and expenses incurred for 1993 were $11.9 million. This increase is primarily due to the increase in reserve caused by the increase in annuitizations and the credit life and accident and health business discussed above.

          Operating profit before intercompany eliminations increased by $1.6 million, or approximately 34%, in 1994 to $6.3 million, primarily due to the increasing margins on the interest sensitive business and the gain on disposition of fixed maturities.

RWIC - Property and Casualty

          RWIC gross premium writings continued to grow in the first six months of 1994, to $93.6 million as compared to $81.3 million in the first half of 1993. This represents an increase of $12.3 million, or 15.1%. RWIC continues underwriting professional reinsurance via broker markets, and premiums in this area increased in the first half of 1994 to $38.7 million, or 41.4% of total premium, from comparable 1993 figures of $26.2 million, or 32.3% of total premium. As in prior years, the rental industry market also accounts for a significant share of total premiums, approximately 40.5% and 38.9% in the first half of 1994 and the first half of 1993, respectively. These writings include U-Haul customers, fleetowners and U-Haul as well as other rental industry insureds with similar characteristics.

          Net earned premiums increased $8.9 million, or 15.5%, to $66.4 million for the six months ended June 30, 1994, compared with premiums of $57.5 million for the six months ended June 30, 1993. The premium increase was primarily due to increased writings in the assumed reinsurance area.

          Underwriting expenses incurred were $70.6 million for the six months ended June 30, 1994, an increase of $6.3 million, or 9.8% over 1993. Comparable underwriting expenses incurred for 1993 were $64.3 million. The increase in underwriting expenses is due to the larger premium volume being written in 1994, which increased acquisition costs and commensurate reserves. The ratio of underwriting expenses to net earned premiums decreased from 1.12 in the first half of 1993 to 1.06 in the first half of 1994. This improvement is primarily attributable to improved loss experience combined with continued rate strength in the Company's assumed reinsurance area. Also contributing to the improvement was better than expected loss ratios on the Company's general agency lines.

          Net investment income was $14.8 million during the first half of 1994, an increase of 8.8% over 1993 net investment income of $13.6 million. The increase is due to an increased asset base generated from larger premium volume.

          RWIC completed the first six months of 1994 with net after tax income of $8.2 million as compared to $6.9 million for the comparable period ended June 1993. This represents an increase of $1.3 million, or 18.8% over 1993. The increase is due to better underwriting results in the assumed reinsurance area.

Interest Expense

          Interest expense decreased by $2.0 million to $33.3 million for the six months ended September 30, 1994, as compared to $35.3 million for the six months ended September 30, 1993. This decrease reflects a reduction in the costs of funds and lower average debt levels outstanding.

Consolidated Group

          As a result of the foregoing, pretax earnings of $108.8 million were realized in the six months ended September 30, 1994, as compared to $75.6 million for the same period in 1993. After providing for income taxes, net earnings for the six months ended September 30, 1994 were $69.5 million, as compared to $48.0 million for the same period of the prior year. The consolidated results for the prior year reflect a cumulative effect adjustment resulting from the adoption of Statement of Accounting Standards No. 106 "Accounting for Post-Retirement Benefits Other Than Pensions."

THREE MONTHS ENDED SEPTEMBER 30, 1994 VERSUS THREE MONTHS ENDED SEPTEMBER 30,
1993

U-Haul

          U-Haul revenues consist of (i) total rental and other revenue and (ii) net sales. Total rental and other revenue increased by $26.0 million, approximately 10.9%, to $264.9 million in the three months ended September 1994. The increase is primarily attributable to a $22.8 million increase in net revenues from the rental of moving related equipment, which rose to $245.0 million, as compared to $22.8 million for the three months ended September 30, 1994 and September 30, 1993, respectively. Moving related revenues benefited from transactional (volume) growth within the truck and trailer fleets.
Revenues from the rental of self-storage facilities increased by $2.6 million to $20.6 million for the three months ended September 1994, an increase of approximately 14.4%. Storage revenues were positively impacted by additional rentable square footage and higher average rental rates. Other revenues declined by $.6 million which primarily reflects changes in gains realized from the disposition of property, plant and equipment.

          Net sales were $46.4 million for the three months ended September 30, 1994, which represents an increase of approximately 2.9% from the three months ended September 30, 1993 net sales of $45.1 million. Revenue growth from the sale of hitches, moving support items (i.e. boxes, etc.), and propane resulted in a $2.0 million increase during the three month period, which was offset by a $.7 million decrease in revenue from gasoline sales and outside repair.

          Cost of sales was $25.7 million for the three months ended September 30, 1994 compared to $25.8 million for the same period ended September 1993. The relative static activity represents improved margins on hitch sales, with increased material costs for support items and propane.

          Operating expenses increased to $177.5 million for the three months ended September 30, 1994 compared to $166.4 million for the three months ended September 1993, an increase of approximately 6.7%. The change from the prior year primarily reflects a $6.6 million increase in rental equipment maintenance costs. Efforts to minimize downtime, an increase in fleet size and higher transaction levels are primarily responsible for the increase. Lease expense declined by $4.8 million to $16.3 million reflecting lease terminations, lease restructuring, and lower finance costs on new leases originated during the past 18 months. All other operating expense categories increased in the aggregate by $9.3 million, approximately 9.5% to $106.2 million.

          Depreciation expense for the three month period was $37.5 million, as compared to $32.1 million in the same period of the prior year, reflecting the increase in fleet size, the acquisition of trucks that were previously leased and real property acquisitions.

Oxford - Life Insurance

          Premiums from Oxford's reinsurance lines before intercompany eliminations were $4.4 million for the quarter ended June 30, 1994, an increase of $.1 million, approximately 2.3% over 1993 and accounted for 78.5% of Oxford's premiums in 1994. These premiums are primarily from term life insurance and single and flexible premium deferred annuities. Increases in premiums are primarily from the anticipated increase in annuitizations as a result of the maturing of deferred annuities.

          Premiums from Oxford's direct lines before intercompany eliminations were $1.9 million for the quarter ended June 30, 1994, an increase of $.6 million (46.2%) over the prior year. Oxford's direct lines are principally related to the underwriting of group life and disability income insurance on the lives of the employees of AMERCO and its subsidiary companies. Unaffiliated direct lines include the underwriting of credit life and accident and health business and individual life insurance acquired from other insurers.

          Net investment income before intercompany eliminations was $4.1 million and $3.0 million for the quarters ended June 30, 1994 and 1993, respectively. This increase is primarily due to increasing margins on the interest sensitive business. Gains on the disposition of fixed maturity investments were $1.0 million and $.2 million. Oxford had $.5 million of other income for both of the quarters ended June 30, 1994 and 1993.

          Benefits and expenses incurred were $7.5 million for the quarter ended June 30, 1994, an increase of 7.1% over 1993. Comparable benefits and expenses incurred for 1993 were $7.0 million. This increase is primarily due to the increase in reserve caused by the increase in annuitizations and Oxford's entrance into credit life and accident and health business. Oxford also increased its amortization of deferred acquisition costs.

          Operating profit before intercompany eliminations increased by $2.2 million, or approximately 100%, in 1994 to $4.4 million, primarily due to the increasing margins on the interest sensitive business and the gain on disposition of fixed maturities.

RWIC - Property and Casualty

          RWIC gross premium writings in the second quarter of 1994 were $48.0 million as compared to $47.2 million in the second quarter of 1993. This represents an increase of $.8 million, or 1.7%. As in prior years, the rental industry market accounts for a significant share of total premiums, approximately 62.2% and 50.7% for the second quarter of 1994 and the second quarter of 1993, respectively. These writings include U-Haul customers, fleetowners and U-Haul as well as other rental industry insureds with similar characteristics.

          Net earned premiums increased $2.5 million, or 7.4%, to $36.3 million for the three months ended June 30, 1994, compared with premiums of $33.8 million for the three months ended June 30, 1993. The premium increase was primarily due to increased writings in the assumed reinsurance area.

          Underwriting expenses incurred were $39.9 million for the three months ended June 30, 1994, an increase of $2.5 million, or 6.7% over 1993. Comparable underwriting expenses incurred for 1993 were $37.4 million. The increase in underwriting expenses is due to the larger premium volume being written in 1994, which increased acquisition costs and commensurate reserves. The ratio of underwriting expenses to net earned premiums remained the same from 1.1 in the second quarter of 1993 to 1.1 in the second quarter of 1994.

          Net investment income was $7.9 million during the second quarter of 1994, an increase of 33.9% over 1993 net investment income of $5.9 million. The increase is attributable to one time accrual changes to certain government agency bonds in first quarter 1993 which decreased second quarter 1993 net investment income.

          RWIC completed the three months ended June 30, 1994 with net after tax income of $3.3 million as compared to $2.6 million for the comparable period ended June 1993. This represents an increase of $.7 million, or 26.9% over 1993. The increase is due to better underwriting results in the assumed reinsurance area.

Interest Expense

          Interest expense decreased by $1.3 million to $16.7 million for the three months ended September 30, 1994, as compared to $18.0 million for the three months ended September 30, 1993. This decrease reflects a reduction in the costs of funds and lower average debt levels outstanding.

Consolidated Group

          As a result of the foregoing, pretax earnings of $63.0 million were realized in the three months ended September 30, 1994, as compared to $45.9 million for the same period in 1993. After providing for income taxes, net earnings for the three months ended September 30, 1994 were $40.1 million, as compared to $30.6 million for the same period of the prior year.

LIQUIDITY AND CAPITAL RESOURCES

U-Haul

          To meet the needs of its customers, U-Haul must maintain a large inventory of fixed asset rental items. At September 30, 1994, net property, plant and equipment represented approximately 73.1% of total U-Haul assets and approximately 50.6% of consolidated assets. In the first six months of fiscal 1995, capital expenditures were $255.2 million, as compared to $330.3 million in the first six months of fiscal 1994, reflecting expansion of the rental fleet in both periods, purchase of trucks previously leased, and increases in the available square footage in the self-storage segment. The capital needs required to fund these acquisitions were funded with internally generated funds from operations, debt and lease financings.

          Cash flows from operations were $162.6 million in the first six months of fiscal 1995, as compared to $143.0 million in the first six months of fiscal 1994. The increase primarily reflects improved earnings and higher depreciation during the current year.

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

          Cash flows from operations were $9.8 million and $8.0 million for the six months ended June 30, 1994 and 1993, respectively. During 1993 there were no cash flows from new reinsurance agreements. In addition to cash flow from operations and financing activities, a substantial amount of liquid funds is available through Oxford's short-term portfolio. At June 30, 1994 and 1993, short-term investments amounted to $9.1 million and $9.5 million, respectively. Management believes that the overall sources of liquidity will continue to meet foreseeable cash needs.

          Stockholder's equity of Oxford, on June 30, 1994 was $91.0 million. Stockholder's equity excluding investment in RWIC, was $83.8 million in 1993. On June 30, 1994 Oxford dividended 100% of common stock of RWIC to Ponderosa. In May 1993, Oxford paid dividends of $10.0 million to Ponderosa.

          Applicable laws and regulations of the State of Arizona require the Company's insurance subsidiaries to maintain minimum capital determined in accordance with statutory accounting practices in the amount of $600,000. In addition, the amount of dividends that can be paid to shareholders by insurance companies domiciled in the State of Arizona is limited. Any dividend in excess of the limit requires prior regulatory approval. Statutory surplus that can be distributed as dividends without prior regulatory approval is $17,619,000 at June 30, 1994. These restrictions are not expected to have a material adverse effect on the ability of the Company to meet its cash obligations.

RWIC - Property and Casualty

          Cash flows from operations were $12.4 million and $4.3 million for the six months ended June 30, 1994 and 1993, respectively. The increase is primarily attributed to increased premium writings which were partially offset by increased reinsurance loss payables. In addition to cash flows from operations, a substantial amount of liquid assets and budgeted cash flows is available to meet periodic needs.

          RWIC's short-term investment portfolio was $6.2 million at June 30, 1994. This level of liquid assets, combined with budgeted cash flow, is adequate to meet periodic needs. This balance also reflects funds in transition from maturity proceeds to long-term investments. The structure of the long-term portfolio is designed to match future cash needs. Capital and operating budgets allow RWIC to schedule cash needs.

          RWIC maintains a diversified investment portfolio, primarily in bonds at varying maturity levels. Approximately 97.4% of the portfolio consists of investment grade securities. The maturity distribution is designed to provide sufficient liquidity to meet future cash needs. Current liquidity is adequate, with current invested assets equal to 93.4% of total liabilities.

          Shareholder equity increased 2.4% from $165.1 million at December 31, 1993 to $169.0 million at June 30, 1994. RWIC considers current shareholders' equity to be adequate to support future growth and absorb unforseen risk events. RWIC does not use debt or equity issues to increase capital and therefore has no exposure to capital market conditions. During the first six months of 1994, RWIC paid no shareholder dividends.

Consolidated Group

          At September 30, 1994, total notes and loans payable outstanding was $752.5 million as compared to $723.8 million at March 31, 1994, $793.9 million at September 30, 1993. The decrease from September 1993 is due to a combination of cash flow from operations, a preferred stock offering and lease fundings.

          During each of the fiscal years ending March 31, 1995, 1996, and 1997, U-Haul estimates gross capital expenditures will average approximately $360 million as a result of the expansion of the rental fleet and self-storage segment. This level of capital expenditures, combined with an average of approximately $100 million in annual long-term debt maturities during this same period, are expected to create annual average funding needs of approximately $460 million. Management estimates that U-Haul will fund approximately 55% of these requirements with internally generated funds, including proceeds from the disposition of older trucks and other asset sales. The remainder of the required capital expenditures are expected to be financed through existing credit facilities, new debt placements, lease fundings, and equity offerings.

Credit Agreements

          The Company's operations are funded by various credit and financing arrangements, including unsecured long-term borrowings, unsecured medium-term notes, and revolving lines of credit with domestic and foreign banks. Principally to finance its fleet of trucks and trailers, the Company routinely enters into sale and leaseback transactions. As of September 30, 1994, the Company had $752.5 million in total notes and loans payable outstanding and unutilized lines of credit of approximately $422.0 million.

          Certain of the Company's credit agreements contain restrictive financial and other covenants, including, among others, covenants with respect to incurring additional indebtedness, maintaining certain financial ratios, and placing certain additional liens on its properties and assets. At September 30, 1994, the Company was in compliance with these covenants. In addition, these credit agreements contain provisions that could result in a required prepayment upon a "change in control" of the Company.

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

          The Company is further restricted in the type and amount of dividends and distributions that it may issue or pay, and in the issuance of certain types of preferred stock. The Company is prohibited from issuing shares of preferred stock that provide for any mandatory redemption, sinking fund payment, or mandatory prepayment, or that allow the holders thereof to require the Company or an subsidiary of the Company to repurchase such preferred stock at the option of such holders or upon the occurrence of any event or events without the consent of its lenders.

Shareholder Litigation

          Certain current and former members of the Company's Board of Directors are defendants in an action initiated by certain of the Company's shareholders. The Company has agreed to indemnify the defendants to the fullest extent permitted by law or the Company's Articles of Incorporation or Bylaws for all expenses and damages, if any, incurred by the defendants in this proceeding, subject to certain exceptions. The extent of the Company's indemnification obligation, if any, cannot be reasonably estimated. The Company believes that the plaintiffs elected that their remedy in this litigation would be the sale of their stock to the defendants at a price determined by the Court based on the value of their stock in 1988. The jury has determined that such value was $81.12 per share or approximately $1.48 billion. The jury also awarded the plaintiffs $70 million in punitive damages against Edward J. Shoen. Edward J. Shoen has filed a motion to set aside in its entirety or in the alternative to reduce this award. No assurance can be given as to the ruling of the Court on this motion. The defendants have filed post-trial motions to (i) request a new trial and/or (ii) reduce the amount of consideration to be paid to the plaintiffs for their stock to not more than $394 million or to obtain judgment in favor of the defendants. The Company is unable to predict the outcome of the post-trial motions and the likelihood of appeal by any party or the consequences of any appeal. However, the Company believes that even if the Court does not render judgment in favor of the defendants or order a new trial, a substantial reduction in the jury verdict is probable. The Company believes that there is a substantial likelihood that if the jury verdict is substantially reduced, the resulting amount to be paid to the plaintiffs for their shares will not exceed the fair market value of the shares to be acquired by the defendants. In such event, the defendants may chose to acquire the shares without making indemnification claims against the Company. No provision has been made in the Company's financial statements for any possible indemnification claims. Before the Company will have any indemnification obligations, a final judgment must be entered against the defendants, the defendants must request indemnification from the Company, and a determination must be made under Nevada law as to the validity of the indemnification claims. If valid indemnification claims are made, the Company believes that various means of financing the purchase of the plaintiffs' stock would exist, including, but not limited to, the public sale of common stock by the Company or by certain of the defendants. The Company does not believe that in such event there would be a material adverse effect on its earnings, financial position, or cash flows. The Company believes, but no assurance can be given, that it can obtain any necessary waivers or amendments of any provisions of its credit agreements to permit the Company to finance the purchase of the plaintiffs' stock. If the jury verdict is not significantly reduced and any resulting judgment is not stayed by appeal or other proceedings, the Company may be unable to satisfy its indemnification obligation if valid indemnification claims are made, and such obligation may have a material adverse effect on the Company's capital expenditure plans in the future. There can be no assurance that the jury verdict will be significantly reduced or that the Company or the defendants will be able to finance the purchase of the plaintiffs' stock if the jury verdict is significantly reduced.

                     PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         a. Exhibits

           10(a) AMERCO Employee Savings, Profit Sharing and Employee Stock
                  Ownership Plan (1)
           10(b) U-Haul Dealership Contract (1)
           10(c) Share Repurchase and Registration Rights Agreement (1)
           10(d) Share Repurchase and Registration Rights Agreement (1)
           10(e) Management Consulting Agreement (1)
           10(f) Management Consulting Agreement (1)
           10(g) ESOP Loan Credit Agreement (2)
           10(h) ESOP Loan Agreement (2)
           10(i) Trust Agreement for the AMERCO Employee Savings, Profit Sharing
                  and Employee Stock Ownership Plan (2)
           10(j) Amended Indemnification Agreement (2)
           10(k) Indemnification Trust Agreement (2)
           10(l) W.E. Carty Installment Sales Agreement (2)
           10(m) Exchange Agreement with Mark V. Shoen (3)
           10(n) Exchange Agreement with James P. Shoen (3)
           10(o) Exchange Agreement with Edward J. Shoen (3)
           10(p) W.E. Carty Contract of Purchase and Sale of Land (3)
           10(q) Promissory Notes between SAC Self-Storage Corporation and a subsidiary of AMERCO
           27    Financial Data Schedule

         b. Reports on Form 8-K.

           A current report Form 8-K was filed on October 13, 1994.

















(1) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended March 31, 1993, file no. 0-7862.

(2) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended March 31, 1990, file no. 0-7862.

(3) Incorporated by reference to the Company's S-2 Pre-effective Amendment No 2 dated September 16, 1994 file no. 0-7862.

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


                                   U-Haul International, Inc.
                                   ___________________________________
                                            (Registrant)


Dated: November 10, 1994           By: /S/ DONALD W. MURNEY
                                   ___________________________________
                                        Donald W. Murney, Treasurer
                                       (Principal Financial Officer)