Form 10-Q
period 1994-12-31
U HAUL INTERNATIONAL INC
filed 1995-02-13
CIK 4458

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1994

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from ------------------ to ------------------

Commission      Registrant, State of Incorporation     I.R.S. Employer
File Number       Address and Telephone Number       Identification No.
- -----------------------------------------------------------------------
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

32,901,568 shares of AMERCO Common Stock, $0.25 par value and 5,762,495 shares of AMERCO Series A common stock, $0.25 par value were outstanding at February 10, 1995.

5,385 shares of U-Haul International, Inc. Common Stock, $0.01 par value, were outstanding at February 10, 1995.

                          TABLE OF CONTENTS



PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

         a)  Consolidated Balance Sheets as of December 31, 1994,
             March 31, 1994 and December 31, 1993...............    4

         b)  Consolidated Statements of Earnings for the Nine
             Months ended December 31, 1994 and 1993............    6

         c)  Consolidated Statements of Changes in Stockholders'
             Equity for the Nine Months ended December 31, 1994
             and 1993...........................................    7

         d)  Consolidated Statements of Earnings for the
             Quarters ended December 31, 1994 and 1993..........    8

         e)  Consolidated Statements of Cash Flows for the Nine
             Months ended December 31, 1994 and 1993............    9

         f)  Notes to Consolidated Financial Statements -
             December 31, 1994, March 31, 1994 and
             December 31, 1993..................................   10

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations....................   18


         PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings......................................   29

Item 2.  Changes in Securities..................................   32

Item 6.  Exhibits and Reports on Form 8-K.......................   33

                          THIS PAGE LEFT
                        INTENTIONALLY BLANK

                    PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                 AMERCO AND CONSOLIDATED SUBSIDIARIES

                      Consolidated Balance Sheets

                                            December 31,   March 31,   December 31,
            ASSETS                              1994         1994          1993
            ------                          ---------------------------------------
                                            (unaudited)   (audited)    (unaudited)
                                                       (in thousands)

Cash                                       $    38,015       18,442       81,850
Receivables                                    299,662      204,814       98,722
Inventories                                     50,552       49,012       50,057
Prepaid expenses                                25,236       24,503       25,971
Investments, fixed maturities                  697,728      719,605      681,142
Investments, other                              97,337       84,738       98,244
Deferred policy acquisition costs               48,296       47,846       50,100
Other assets                                    17,743       21,246       23,940
                                             ---------    ---------    ---------

Property, plant and equipment, at
  cost:
  Land                                         205,622      186,210      184,584
  Buildings and improvements                   730,928      676,297      654,978
  Furniture and equipment                      175,268      163,495      161,539
  Rental trailers and other rental
    equipment                                  235,945      212,187      208,028
  Rental trucks                                899,958      820,395      756,836
  General rental items                          52,701       57,421       59,107
                                             ---------    ---------    ---------
                                             2,300,422    2,116,005    2,025,072
  Less accumulated depreciation              1,037,569      941,769      911,582
                                             ---------    ---------    ---------

       Total property, plant and
         equipment                           1,262,853    1,174,236    1,113,490
                                             ---------    ---------    ---------




                                           $ 2,537,422    2,344,442    2,223,516

                                            ==========    =========    =========

The accompanying notes are an integral part of these consolidated financial statements.

                                            December 31,   March 31,   December 31,
 LIABILITIES AND STOCKHOLDERS' EQUITY           1994         1994          1993
 ------------------------------------       ---------------------------------------
                                            (unaudited)   (audited)    (unaudited)
                                                       (in thousands)
Liabilities:
  Accounts payable and accrued
    liabilities                            $   118,881      124,062      133,682
  Notes and loans                              827,592      723,764      666,063
  Policy liabilities and accruals              467,051      439,266      348,004
  Liabilities from premium deposits            290,529      312,708      316,067
  Cash overdraft                                23,948       26,559       21,125
  Other policyholders' funds and
    liabilities                                  9,071        9,592       13,413
  Deferred income                               12,676        5,913        4,778
  Deferred income taxes                         82,097       50,791       54,173
                                             ---------    ---------    ---------

Stockholders' equity:
  Serial preferred stock, with or
    without par value, 50,000,000
    shares authorized; 6,100,000
    issued without par value and
    outstanding as of December 31,
    1994, March 31, 1994, and
    December 31,1993                                -            -            -
  Serial common stock, with or with-
    out par value, 150,000,000 shares
    authorized                                      -            -            -
  Series A common stock of $.25 par
    value, authorized 10,000,000 shares,
    issued 5,762,495 shares as of
    December 31, 1994 and 5,754,334
    shares as of March 31, 1994,
    none as of December 31, 1993                 1,441        1,438           -
  Common stock of $.25 par value,
    authorized 150,000,000 shares,
    issued 34,237,505 shares as of
    December 31, 1994 and 34,245,666
    shares as of March 31, 1994 and
    40,000,000 as of December 31, 1993           8,559        8,562       10,000
  Additional paid-in capital                   165,677      165,651      165,789
  Foreign currency translation                 (12,307)     (11,152)      (9,003)
  Retained earnings                            572,475      515,200      527,337
                                             ----------   ----------   ---------
                                               735,845      679,699      694,123
  Less:
    Cost of common shares in treasury,
      (1,335,937 shares as of December
      31, 1994 and March 31, 1994 and
      December 31, 1993)                        10,461       10,461       10,461
    Loan to leveraged employee stock
      ownership plan                            19,807       17,451       17,451
                                             ---------    ---------    ---------
         Total stockholders' equity            705,577      651,787      666,211

Contingent liabilities and commitments

                                             ---------    ---------    ---------



                                           $ 2,537,422    2,344,442    2,223,516
                                             =========    =========    =========

The accompanying notes are an integral part of these consolidated financial statements.

                 AMERCO AND CONSOLIDATED SUBSIDIARIES

                  Consolidated Statements of Earnings

                    Nine Months ended December 31,
                              (Unaudited)
                                                   1994         1993
                                              ------------------------
                                                (in thousands except
                                                   per share data)
Revenues
  Rental and other revenue                  $    707,896      639,277
  Net sales                                      131,098      123,567
  Premiums                                       108,659       91,922
  Net investment income                           32,928       28,998
                                              ----------   ----------
       Total revenues                            980,581      883,764

Costs and expenses
  Operating expense                              516,568      479,288
  Cost of sales                                   72,634       74,065
  Benefits and losses                            108,363       94,654
  Amortization of deferred acquisition
    costs                                          8,521        6,508
  Depreciation                                   112,631       96,580
  Interest expense                                50,871       52,530
                                              ----------   ----------
       Total costs and expenses                  869,588      803,625

Pretax earnings from operations                  110,993       80,139
Income tax expense                               (39,602)     (25,211)
                                              -----------  ----------
Earnings from operations before
  extraordinary loss on early
  extinguishment of debt and cumulative
  effect of change in accounting principle        71,391       54,928
Extraordinary loss on early
  extinguishment of debt                             -         (1,897)
Cumulative effect of change in
  accounting principle                               -         (3,272)
                                              ----------   ----------
       Net earnings                         $     71,391       49,759
                                              ==========   ==========

Earnings per common share:
  Earnings from operations before
    extraordinary loss on early
    extinguishment of debt and
    cumulative effect of change in
    accounting principle                    $       1.67         1.41
  Extraordinary loss on early
    extinguishment of debt                            -          (.05)
  Cumulative effect of change in
    accounting principle                              -          (.09)
                                              ----------   ----------
       Net earnings                         $       1.67         1.27
                                              ==========   ==========

Weighted average common shares outstanding    37,025,575   37,070,925
                                              ==========   ==========

The accompanying notes are an integral part of these consolidated financial statements.

                 AMERCO AND CONSOLIDATED SUBSIDIARIES

      Consolidated Statements of Changes in Stockholders' Equity

                    Nine Months ended December 31,
                              (Unaudited)
<CPTION>
                                                            1994      1993
                                                          -------------------
                                                            (in  thousands)
Series A common stock of $.25 par
  value:  Authorized 10,000,000 shares,
  issued 5,762,495 as of December 31, 1994
  and 5,754,334 as of March 31, 1994 and
  none in 1993
    Beginning of period                                 $   1,438       -
      Exchange for Series A common stock                      871       -
      Exchange for common stock                              (868)      -
                                                          --------    -------
    End of period                                           1,441       -
                                                          --------    -------

Common stock of $.25 par value:
  Authorized 150,000,000 shares, issued 34,237,505
  as of December 31, 1994, 34,245,666 as of March 31,
  1994 and 40,000,000 as of December 31, 1993
    Beginning of period                                     8,562      10,000
      Exchange of Series A common stock                      (871)      -
      Exchange for common stock                               868       -
                                                          --------    -------
    End of period                                           8,559      10,000
                                                          --------    -------

Additional paid-in capital:
  Beginning of period                                     165,651      19,331
    Issuance of preferred stock                               -       146,458
    Issuance of common shares under ESOP                       26       -
                                                          -------     -------
  End of period                                           165,677     165,789
                                                          -------     -------

Foreign currency translation:
  Beginning of period                                     (11,152)     (6,122)
  Change during period                                     (1,155)     (2,881)
                                                          --------    --------

  End of period                                           (12,307)     (9,003)
                                                          --------    --------

Retained earnings:
  Beginning of period                                     515,200     482,163
    Net earnings                                           71,391      49,759
    Dividends paid to stockholders:
      Preferred stock: ($1.59 and $.25 per share
        for 1994 and 1993, respectively)                   (9,723)     (1,512)
      Common stock: ($.08 per share 1993)                     -        (3,147)
    Tax benefits related to ESOP dividends                    -            74
    Change in net unrealized gain
      on investments                                       (4,393)      -
                                                          --------    ---------
  End of period                                           572,475     527,337
                                                          -------     -------

Treasury stock:
  Beginning and end of period                              10,461      10,461
                                                          -------     -------

Loan to leveraged employee stock ownership plan:
  Beginning of period                                      17,451      14,953
    Increase in loan                                        4,378       4,335
    Proceeds from loan                                     (2,022)     (1,837)
                                                          --------    -------

  End of period                                            19,807      17,451
                                                          -------     -------

Total stockholders' equity                              $ 705,577     666,211
                                                          =======     =======

The accompanying notes are an integral part of these consolidated financial statements.

                 AMERCO AND CONSOLIDATED SUBSIDIARIES

                  Consolidated Statements of Earnings

                      Quarters ended December 31,
                              (Unaudited)
                                                   1994         1993
                                              -----------------------
                                                (in thousands except
                                                   per share data)
Revenues
  Rental and other revenue                  $    210,911      192,051
  Net sales                                       33,410       30,788
  Premiums                                        41,062       35,261
  Net investment income                           10,505        9,348
                                              -----------  ----------
       Total revenues                            295,888      267,448

Costs and expenses
  Operating expense                              174,008      155,422
  Cost of sales                                   19,346       18,967
  Benefits and losses                             42,084       34,744
  Amortization of deferred acquisition
    costs                                          2,845        2,176
  Depreciation                                    37,876       34,314
  Interest expense                                17,574       17,262
                                              -----------  ----------
       Total costs and expenses                  293,733      262,885

Pretax earnings from operations                    2,155        4,563
Income tax expense                                  (248)        (867)
                                              -----------  ----------
Earnings from operations before
  extraordinary loss on early
  extinguishment of debt and cumulative
  effect of change in accounting principle         1,907        3,696
Extraordinary loss on early
  extinguishment of debt                             -         (1,897)
                                              -----------  ----------
       Net earnings                         $      1,907        1,799
                                              ===========  ==========

Earnings per common share:
  Earnings from operations before
    extraordinary loss on early
    extinguishment of debt and
    cumulative effect of change in
    accounting principle                    $       (.04)         .03
  Extraordinary loss on early
    extinguishment of debt                            -          (.05)
                                              -----------  ----------
       Net earnings                         $       (.04)        (.02)
                                              ===========  ==========

Weighted average common shares outstanding    36,969,310   36,974,310
                                              ===========  ==========



The accompanying notes are an integral part of these consolidated financial statements.

                 AMERCO AND CONSOLIDATED SUBSIDIARIES

                 Consolidated Statements of Cash Flows

                    Nine Months ended December 31,
                              (Unaudited)
                                                          1994      1993
                                                       --------------------
                                                          (in thousands)
Cash flows from operating activities:
  Net earnings                                       $   71,391     49,759
    Depreciation and amortization                       124,409    106,525
    Provision for losses on accounts
      receivable                                          2,855      1,009
    Net gain on sale of real and personal
      property                                           (1,159)    (3,650)
    Gain on sale of investments                            (798)    (2,970)
    Cumulative effect of change in
      accounting principle                                  -        3,272
    Changes in policy liabilities and
      accruals                                           25,076     10,748
    Additions to deferred policy
      acquisition costs                                  (8,971)    (6,859)
    Net change in other operating assets
      and liabilities                                   (13,218)    39,644
                                                       ---------  ---------
Net cash provided by operating activities               199,585    197,478
                                                       ---------  ---------

Cash flows from investing activities:
  Purchases of investments:
    Property, plant and equipment                      (322,130)  (395,247)
    Fixed maturities                                   (112,067)  (184,368)
    Real estate                                              (8)      (176)
    Mortgage loans                                      (77,194)   (41,920)
  Proceeds from sale of investments:
    Property, plant and equipment                       123,653    180,228
    Fixed maturities                                    132,854    152,401
    Real estate                                             564      1,404
    Mortgage loans                                        8,632     58,875
  Changes in other investments                           (1,275)    (5,842)
                                                       ---------  ---------
Net cash used by investing activities                  (246,971)  (234,645)
                                                       ---------  ---------

Cash flows from financing activities:
  Net change in short-term borrowings                  121,250    (126,000)
  Proceeds from notes                                   66,000     186,000
  Loan to leveraged employee stock
    ownership plan                                      (4,378)     (4,335)
  Proceeds from leveraged employee stock
    ownership plan                                       2,022       1,837
  Principal payments on notes                          (83,422)    (91,058)
  Issuance of preferred stock                              -       146,458
  Extraordinary loss on early
    extinguishment of debt                                 -        (1,897)
  Net change in cash overdraft                          (2,611)     (3,726)
Dividends paid                                          (9,723)     (4,659)
  Investment contract deposits                          19,561      24,552
  Investment contract withdrawals                      (41,740)    (29,446)
                                                      ---------   ---------
Net cash provided by financing activities               66,959      97,726
                                                      ---------   ---------
Increase in cash                                        19,573      60,559
Cash at beginning of period                             18,442      21,291
                                                      ---------   ---------
Cash at end of period                               $   38,015      81,850
                                                        =======   =========


The accompanying notes are an integral part of these consolidated financial statements.

                 AMERCO AND CONSOLIDATED SUBSIDIARIES

              Notes to Consolidated Financial Statements

        December 31, 1994, March 31, 1994 and December 31, 1993
                              (Unaudited)


1.   PRINCIPLES OF CONSOLIDATION

  The  consolidated financial statements include the accounts  of  the parent corporation, AMERCO, and its subsidiaries, all of which are wholly-owned. All material intercompany accounts and transactions of AMERCO and its subsidiaries (herein called the "Company" or the "consolidated group") have been eliminated. The consolidated balance sheets as of December 31, 1994 and 1993, and the related consolidated statements of earnings, changes in stockholders' equity and cash flows for the quarters ended December 31, 1994 and 1993 are unaudited; in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

  The   operating   results   and  financial  position   of   AMERCO's
     consolidated insurance operations are determined at a quarter lag. There were no effects related to intervening events which would significantly affect consolidated position or results of operations for the financial statements presented herein.

  The financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company's annual financial statements and notes.

  Earnings per share are computed based on the weighted average number of shares outstanding, not including ESOP shares that have not been committed to release. Net income is reduced for preferred dividends.

  Certain   reclassifications  have  been  made   to   the   financial
     statements for the quarter ended December 31, 1993 to conform with the current year's presentation.

                 AMERCO AND CONSOLIDATED SUBSIDIARIES

                              (Unaudited)


2.   INVESTMENTS

  A comparison of amortized cost to market for fixed maturities is  as follows (in thousands, except for par value):
                                                  Gross       Gross     Estimated
                                      Carrying  Unrealized  Unrealized    Market
  September 30, 1994      Par Value    Value      Gains       Losses      Value
  -----------------       ----------   ------     ------      ------      ------
  U.S. Treasury
   securities and
    government
     obligations        106,807,186   104,904     1,201       (3,664)     102,441
  States, municipal-
   ities and
  political
    subdivisions         35,965,000    35,861     2,390         (220)      38,031
  Corporate
   Securities           417,040,737   424,042     4,354      (20,873)     407,523
  Public utility
   securities            45,650,000    45,112       425       (1,112)      44,425
  Mortgage-backed
   securities            87,052,371    85,644       360       (6,268)      79,736
  Redeemable pre-
  ferred stock               36,051     2,165       346          -          2,511
                                      -------     ------     --------     -------
                                      697,728     9,076      (32,137)     674,667
                                      =======     ======     ========     =======


3.   SUMMARIZED CONSOLIDATED FINANCIAL INFORMATION OF PONDEROSA
HOLDINGS, INC. AND ITS SUBSIDIARIES

  A summary  consolidated  balance  sheet  (unaudited)  for  Ponderosa
     Holdings, Inc. and its subsidiaries is presented below:
                                                     December 31,
                                                   1994        1993
                                               ---------------------
                                                   (in thousands)
      Investments - fixed maturities         $   697,728     681,142
      Other investments                           93,633      98,244
      Receivables                                148,167      47,960
      Deferred policy acquisition costs           48,296      50,100
      Due from affiliate                          16,342      10,072
      Deferred federal income taxes                8,157       7,216
      Other assets                                 7,306      25,023
                                               ---------     -------
           Total assets                      $ 1,019,629     919,757
                                               =========     =======

      Policy liabilities and accruals        $   408,903     307,410
      Unearned premiums                           57,949      40,594
      Premium deposits                           290,529     316,067
      Other policyholders' funds and
        liabilities                               13,008      13,514
                                               ---------     -------
           Total liabilities                     770,389     677,585

      Stockholder's equity                       249,240     242,172
                                               ---------     -------

                Total liabilities and
                  stockholder's equity       $ 1,019,629     919,757
                                               =========     =======

                 AMERCO AND CONSOLIDATED SUBSIDIARIES

                              (Unaudited)


3.   SUMMARIZED CONSOLIDATED FINANCIAL INFORMATION OF PONDEROSA
HOLDINGS, INC. AND ITS SUBSIDIARIES, continued

  A summarized   consolidated   income   statement   (unaudited)   for
     Ponderosa Holdings, Inc. and its subsidiaries is presented below:
                                        Nine Months ended December 31,
                                                1994        1993
                                            ---------------------
                                                (in thousands)
      Premiums                              $ 124,047     107,306
      Net investment income                    33,039      30,165
      Other income                              3,879       6,075
                                            ---------     -------
           Total revenue                      160,965     143,546
      Benefits and losses                     108,363      94,654
      Amortization of deferred policy
        acquisition costs                       8,521       6,508
      Other expenses                           21,299      19,239
                                            ---------     -------
           Income from operations              22,782      23,145
      Federal income tax expense               (6,580)     (6,084)
                                            ----------    --------
      Earnings from operations before
        change in accounting principle         16,202      17,061
      Cumulative effect of change in
        accounting principle                      -          (101)
                                            ----------    --------

      Net income                            $  16,202      16,960
                                            =========     =======

  Effective June 30, 1994, the Board of Directors of Oxford declared a dividend of its stock in Republic Western Insurance Company to Ponderosa.

  Effective  July 1994, the Board of Directors of Ponderosa  Holdings,
     Inc. declared and paid a dividend of $14,603,000 to AMERCO.

4.   CONTINGENT LIABILITIES AND COMMITMENTS

  During  the  nine months ended December 31, 1994, U-Haul  Leasing  &
     Sales Co., a wholly-owned subsidiary of U-Haul International, Inc., entered into eleven transactions, whereby they sold rental trucks and subsequently leased them back. AMERCO has guaranteed $9,609,000 of residual values at December 31, 1994 on these assets at the end of the lease terms. Following are the lease commitments for those leases executed during the nine months ended December 31, 1994, which have a term of more than one year (in thousands):
                         Year ended     Lease
                          March 31,  Commitments
                         ----------------------------
                           1995          $  10,108
                           1996             16 805
                           1997             16,805
                           1998             16,805
                           1999             16,805
                         Thereafter         40,305
                                           -------
                                         $ 117,633
                                           ========

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

  As disclosed  in  the Form 10-K for the year ended March  31,  1994,
     certain   members  of  the  Company's  Board  of  Directors   are
     defendants in an action in the Superior Court of the State of Arizona entitled Samuel W. Shoen, M.D., et al v. Edward J. Shoen,
                      ------------------------------------------------
     et al., No. CV88-20139, instituted August 2, 1988.  The plantiffs,
     ------
     certain shareholders of the Company, have alleged that certain of the individual plaintiffs were wrongfully excluded from sitting on the Company's Board of Directors in 1988 through the sale of the Company's common stock to certain key employees, various breaches of fiduciary duty and other unlawful conduct by the
     individual  defendants.   The plaintiffs seek  equitable  relief,
     compensatory  damages,  and punitive  damages.   All  claims  for
     various breaches of fiduciary duty and other unlawful conduct by the individual defendants that would have allowed the plaintiffs to sit on the Board of Directors have been dismissed, subject only to the right of the plaintiffs to appeal such dismissal. The Company was also a defendant in the action as originally filed, but was dismissed from the action on August 15, 1994, subject only to the right, to the extent that any exists, of the
     plaintiffs  to  appeal  such  dismissal.  See  also  Note  8   to
     Consolidated Financial Statements (Unaudited).

                 AMERCO AND CONSOLIDATED SUBSIDIARIES

                              (Unaudited)


5.   SUPPLEMENTAL CASH FLOWS INFORMATION

  The (increase) decrease in receivables, inventories and accounts payable and accrued liabilities net of other operating and investing activities follows:

                                        Nine Months ended December 31,
                                               1994          1993
                                             ---------------------
                                                (in thousands)

        Receivables                       $  (39,347)          (51)
                                             =====================
        Inventories                       $    1,540         1,380
                                             =====================
        Accounts payable and
          accrued liabilities             $   (7,272)       20,237
                                             =====================

  Income tax paid in cash amounted to $4,089,000 and $2,161,000 for 1994 and 1993, respectively.

  Interest paid in cash amounted to $52,363,000 and $62,403,000 for 1994 and 1993, respectively.

6.   RELATED PARTIES

  Subsequent  to  March 31, 1994, a subsidiary of the  Company  loaned
     SAC Self-Storage Corporation(SAC)a total of $35,553,000 for the purchase of 24 self-storage properties by SAC. Such properties are presently being operated by the Company pursuant to management agreements. SAC's current sole owner is Mark V. Shoen, a shareholder and director of the Company. The underlying notes bear interest at a rate of 9% and are secured by real property and operating cash flows. Accrued interest in the aggregate was $1,345,000 as of December 31, 1994. The notes mature in 2001. The loan is secured by mortgages on all of the SAC properties.

  On November   28,  1994,  the  Company  entered  into  an   Exchange
     Agreement with Mark V. Shoen, a director and major stockholder of the Company. Pursuant to the Exchange Agreement, in exchange for 3,475,520 shares of Series A Common Stock owned by Mark V. Shoen, Mark V. Shoen received 3,475,520 shares of Common Stock.

  On January  17,  1995, Paul F. Shoen sold 50,632  shares  of  Common
     Stock to the ESOP Trust pursuant to a Share Repurchase and Registration Rights Agreement at the most recent closing price for the Common Stock trading on Nasdaq of $19.75 per share for an aggregate sales price of approximately $1,000,000.

  As disclosed in Part II, Item 1 - Legal Proceedings, on February  9,
     1995, Paul F. Shoen executed a settlement agreement with the Company whereby Paul F. Shoen agreed to the dismissal of certain claims he had asserted in an arbitration proceeding and in an action in the United States District Court for the District of Nevada. In exchange for Paul F. Shoen's agreement to dismiss such claims, the Company agreed to work in good faith toward appointing

                 AMERCO AND CONSOLIDATED SUBSIDIARIES

                              (Unaudited)


6.   RELATED PARTIES, continued

     independent trustees for the ESOP and to place Paul F. Shoen on the management's slate of directors for the 1994 Annual Meeting of Stockholders. In addition, the settlement agreement provides for the Company to pay Paul F. Shoen $925,000 and for the Company to receive a full release of all claims by Paul F. Shoen through the settlement date, including but not limited to, claims for reimbursement of attorneys fees related to all matters to which Paul F. Shoen is or was a party. The terms of the settlement will not result in a material adverse effect of the Company's financial condition or results of operations.


7.   NEW ACCOUNTING STANDARDS

  Statement  of  Financial Accounting Standards No. 112  -  Employers'
     Accounting for Postemployment Benefits.

  Issued in November 1992, this statement applies to employers who provide certain benefits to former or inactive employees after employment but before retirement. It requires that the cost of such benefits be recognized over the service period of employees as these benefits vest or accumulate. The provisions of this statement must be adopted for fiscal years beginning after December 15, 1993. The impact of adoption of this statement is immaterial.

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

                 AMERCO AND CONSOLIDATED SUBSIDIARIES

                              (Unaudited)


7.   NEW ACCOUNTING STANDARDS, continued

  Statement  of  Position 93-7, "Reporting on Advertising Costs",  was
     issued  by  the  Accounting  Standards  Executive  Committee   in
     December 1993. This statement of position provides guidance on financial reporting on advertising costs in annual financial statements. The statement of position requires reporting advertising costs as expenses when incurred or when the advertising takes place, reporting the costs of direct-response advertising, and amortizing the amount of direct-response advertising reported as assets. This statement of position is effective for financial statements for years beginning after June 15, 1994. The Company currently matches certain advertising costs with revenue generated in future periods, and at December 31, 1994, $9.4 million in advertising costs are deferred and included in prepaid expenses. The Company has completed an evaluation of the effect of this statement of position but has not determined the timing of adoption. However, the Company must adopt this statement of position in fiscal 1996.


8.   SUBSEQUENT EVENTS

  On February 7, 1995, the Company declared a cash dividend of $3,241,000 ($.53 per preferred share) to preferred stockholders of record as of February 17, 1995.

  As disclosed in Note 4, certain of the Company's current and  former directors are defendants in an action initiated by certain of the Company's shareholders. Based on the plaintiff's theory of damages, the Court ruled that the plaintiffs elected that their remedy in the litigation would be the sale of their stock to the defendants at a price determined by the Court based on the value of their stock in 1988. On October 7, 1994, the jury determined that such value was $81.12 per share or approximately $1.48 billion. On February 2, 1995, the judge in this case granted the defendants' motion for remittitur or a new trial on the issue of damages. The judge determined that the value of the plaintiffs' stock in 1988 was $25.30 per share or $461,838,000. The plaintiffs have until March 2, 1995 to file a statement accepting the remittitur or the defendants' motion for a new trial on the issue of damages will be deemed granted. The jury also awarded the plaintiffs $70,000,000 in punitive damages against Edward J. Shoen. The judge ruled that this punitive damage award is excessive and granted Edward J. Shoen's motion for remittitur or a new trial on the issue of punitive damages. The judge reduced the award of punitive damages against Edward J. Shoen to $7,000,000. The plaintiffs have until March 2, 1995 to file a statement accepting the remittitur. If no such statement is filed by the plaintiffs by that time, Edward J. Shoen's motion for a new trial on the issue of punitive damages will be deemed granted.

                 AMERCO AND CONSOLIDATED SUBSIDIARIES

                              (Unaudited)


8.   SUBSEQUENT EVENTS, continued

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

  The  Company  believes  that  it  can  satisfy  its  indemnification obligations, if any, unless the amount to be paid to the plaintiffs for their stock is increased following the completion of any appeals or any new trial on the issue of damages. The Company does not believe that there will be a material adverse effect on its earnings, financial position, or cash flows unless the amount to be paid to the plaintiffs for their stock is increased. The Company is unable to predict the likelihood, outcome, or consequences of any appeal or any new trial on the issue of damages.

  As disclosed in Part II, Item 1 - Legal Proceedings, on February  9,
     1995, Paul F. Shoen executed a settlement agreement with the Company whereby Paul F. Shoen agreed to the dismissal of certain claims he had asserted in an arbitration proceeding and in an action in the United States District Court for the District of Nevada. In exchange for Paul F. Shoen's agreement to dismiss such claims, the Company agreed, among other things, to work in good faith toward appointing independent trustees for the ESOP and to place Paul F. Shoen on the management's slate of directors for the 1994 Annual Meeting of Stockholders. In addition, the settlement agreement provides for the Company to pay Paul F. Shoen $925,000 and for the Company to receive a full release of all claims by Paul F. Shoen through the settlement date, including but not limited to, claims for reimbursement of attorneys fees related to all matters to which Paul F. Shoen is or was a party. The terms of the settlement will not result in a material adverse effect of the Company's financial condition or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS:

  The  following table shows industry segment data from the  Company's three industry segments, rental operations, life insurance, and property and casualty insurance, for the nine months ended December 31, 1994 and 1993. Rental operations is composed of the operations of U-Haul and AMERCO Real Estate Company. Life insurance is composed of the operations of Oxford. Property and casualty insurance is composed of the operations of Republic Western Insurance Company (RWIC). The Company's results of operations have historically fluctuated from quarter to quarter. In particular, the Company's U-Haul rental operations are
     seasonal   and   a  majority  of  the  Company's   revenues   and
     substantially all of it's earnings from its U-Haul rental operations are generated in the first and second quarters each fiscal year (April through September).

                                               Property/   Adjustments
                          Rental      Life     Casualty        And
                        Operations  Insurance  Insurance   Eliminations Consolidated
                        ------------------------------------------------------------
                                             (in thousands)

Nine months ended December 31, 1994
Revenues:
  Outside               $ 835,593     29,972    115,016           -         980,581
  Intersegment                (41)     1,134     14,899       (15,992)          -
                        ---------    -------    -------      --------     ---------
    Total Revenue         835,552     31,106    129,915       (15,992)      980,581
                        =========    =======    =======      ========     =========
  Operating profit        139,041      8,016     14,766            41       161,864
                        ========     =======    =======      ========
  Interest expense                                                           50,871
                                                                          ---------


  Pretax earnings
    from operations                                                         110,993
                                                                          =========

  Identifiable Assets
    at December 31      1,792,189    452,699    566,930      (274,396)    2,537,422
                        =========    =======    =======      ========     =========

Nine months ended December 31, 1993
Revenues:
  Outside               $ 755,809     25,400    102,555           -         883,764
  Intersegment              1,055        224     15,404       (16,683)          -
                        ---------    -------    -------      ---------    ----------
    Total Revenue         756,864     25,624    117,959       (16,683)      883,764
                        =========    =======    =======      =========    ==========
  Operating profit        110,222      8,531     14,614          (698)      132,669
                        =========    =======    =======      =========
  Interest expense                                                           52,530
                                                                          ---------
  Pretax earnings
    from operations                                                          80,139
                                                                          =========
  Identifiable Assets
    at December 31      1,563,917    460,558    459,199      (260,158)    2,223,516
                        =========    =======    =======      ========     =========

NINE MONTHS ENDED DECEMBER 31, 1994 VERSUS NINE MONTHS ENDED DECEMBER
31, 1993

U-Haul

          U-Haul revenues consist of (i) total rental and other revenue and (ii) net sales. Total rental and other revenue increased by $71.2 million, approximately 11.2%, to $704.5 million in the first nine months of fiscal 1995. The increase in the first nine months of fiscal 1995 is primarily attributable to a $64.6 million increase in net revenues from the rental of moving related equipment, which rose to $645.5 million as compared to $580.9 million in the first nine months of fiscal 1994. Moving related revenues benefited from transactional (volume) growth within the truck and trailer fleets reflecting higher utilization and rental fleet expansion. Revenues from the rental of self-storage facilities increased by $8.3 million to $60.5 million in the first nine months of fiscal 1995, an increase of approximately 15.9%. Storage revenues were positively impacted by additional rentable square footage and higher average rental rates. Other revenues declined by $1.7 million which primarily reflects a reduction in gains realized from the disposition of property, plant and equipment.

          Net sales revenues were $131.1 million in the first nine months of fiscal 1995, which represents an increase of approximately 6.1% from the first nine months of fiscal 1994 net sales of $123.6 million. Revenue growth from the sale of moving support items (i.e. boxes, etc.), hitches, and propane resulted in a $9.0 million increase during the first nine month period, which was offset by a $1.4 million decrease in revenue from gasoline sales.

          Cost of sales was $72.6 million in the first nine months of fiscal 1995, which represents a decrease of approximately 1.9% from $74.1 million for the same period in fiscal 1994. The decrease in cost of sales primarily reflects improved margins on hitch sales, and the liquidation of RV parts in the first quarter of fiscal 1994. Increased material costs from the sale of moving support items and propane, which can be primarily attributed to higher sales levels, partially offset these decreases.

          Operating expenses increased to $511.2 million in the first nine months of fiscal 1995 from $476.0 million in the first nine months of fiscal 1994, an increase of approximately 7.4%. The change from the prior year primarily reflects a $25.7 million increase in rental equipment maintenance costs. An increase in fleet size, higher transaction levels, and efforts to minimize downtime are primarily responsible for the increase. Lease expense declined by $18.1 million to $48.7 million reflecting lease terminations, lease restructuring, and lower finance costs on new leases originated during the past 18 months. All other operating expense categories increased in the aggregate of $27.6 million, approximately 9.9%, to $305.4 million. The increase in operating expense relates to the growth in number of rented transactions.

          Depreciation expense for the nine month period was $112.6 million, as compared to $96.6 million in the same period of the prior year, reflecting the increase in fleet size, the acquisition of trucks that were previously leased and real property acquisitions.

Oxford - Life Insurance

          Premiums from Oxford's reinsurance lines before intercompany eliminations were $13.2 million for the nine months ended September 30, 1994, an increase of $1.4 million, approximately 11.9% over 1993 and accounted for 75.9% of Oxford's premiums in 1994. These premiums are primarily from term life insurance and single and flexible premium deferred annuities. Increases in premiums are primarily from the anticipated increase in annuitizations as a result of the maturing of deferred annuities.

          Premiums from Oxford's direct lines before intercompany eliminations were $4.2 million for the nine months ended September 30, 1994, an increase of $2.6 million over the prior year. The increase in direct premium is primarily due to Oxford's entrance into the credit life and accident and health business. Oxford's direct lines are principally related to the underwriting of group life and disability income and credit life and accident and health. Insurance on the lives of the employees of AMERCO and its subsidiary companies accounted for approximately 7.4% of Oxford's premiums in 1994. Other direct lines accounted for approximately 16.7% of Oxford's premiums in 1994.

          Net investment income before intercompany eliminations was $11.1 million and $9.4 million for the nine months ended September 30, 1994 and 1993, respectively. This increase is primarily due to increasing margins on the interest sensitive business. Gains on the disposition of fixed maturity investments were $1.2 million and $1.5 million for the nine months ended September 30, 1994 and 1993, respectively. Oxford had $1.4 million and $1.3 million of other income for the nine months ended September 30, 1994 and 1993, respectively.

          Benefits and expenses incurred were $23.1 million for the nine months ended September 30, 1994, an increase of 35.1% over 1993. Comparable benefits and expenses incurred for 1993 were $17.1 million. This increase is primarily due to the increase in reserve caused by the increase in annuitizations and the credit life and accident and health business discussed above. In addition, Oxford increased its amortization of deferred acquisition costs.

          Operating profit before intercompany eliminations decreased by $.5 million, or approximately 5.9%, in 1994 to $8.0 million, primarily due to the decrease in gain on sale of investments and increased amortization of deferred acquisition costs. These decreases in operating profit were partially offset by the increasing margins on the interest sensitive business.

RWIC - Property and Casualty

          RWIC gross premium writings continued to grow in the first nine months of 1994, to $141.4 million as compared to $131.5 million in the first nine months of 1993. This represents an increase of $9.9 million, or 7.5%. RWIC continues underwriting professional reinsurance via broker markets, and premiums in this area increased in the first nine months of 1994 to $54.1 million, or 38.3% of total premium, from comparable 1993 figures of $44.6 million, or 33.9% of total premium. Growth is also occurring in selected general agency lines. These premiums accounted for approximately 15.2% of gross written premium for 1994, compared to 14.0% in 1993. As in prior years, the rental industry market also accounts for a significant share of total premiums, approximately 43.3% and 40.1% in the first nine months of 1994 and the first nine months of 1993, respectively. These writings include U-Haul customers, fleetowners and U-Haul as well as other rental industry insureds with similar characteristics.

          Net earned premiums increased $12.8 million, or 13.6%, to $106.7 million for the nine months ended September 30, 1994, compared with premiums of $93.9 million for the nine months ended September 30, 1993. The premium increase was primarily due to planned increased writings in the assumed reinsurance and general agency lines.

          Underwriting expenses incurred were $115.1 million for the nine months ended September 30, 1994, an increase of $11.8 million, or 11.4% over 1993. Comparable underwriting expenses incurred for 1993 were $103.3 million. The increase in underwriting expenses is due to the larger premium volume being written in 1994, which increased acquisition costs and commensurate reserves. The ratio of underwriting expenses to net earned premiums decreased from 1.10 in the first nine months of 1993 to 1.08 in the first nine months of 1994. This improvement is primarily attributable to improved loss experience combined with continued market rate strength in the Company's assumed reinsurance area. Also contributing to the improvement was better than expected loss ratios on the Company's general agency lines.

          Net investment income was $21.9 million for the nine months ended September 30, 1994, an increase of 5.8% over the nine months ended September 30, 1993 net investment income of $20.7 million. The increase is due to an increased asset base generated from larger premium volume.

          RWIC completed the nine months ended September 30, 1994 with income before tax expense of $14.8 million as compared to $14.6 million for the comparable period ended September 30, 1993. This represents a decrease of $.2 million, or 1.1% over 1993. Improved underwriting results in the Company's assumed reinsurance and general agency area were offset by declines in its worker's compensation and rental industry liability lines.

Interest Expense

          Interest expense decreased by $1.6 million to $50.9 million for the nine months ended December 31, 1994, as compared to $52.5 million for the nine months ended December 31, 1993. This decrease reflects a reduction in the costs of funds.

Extraordinary Loss on Extinguishment of Debt

          During fiscal 1994, the Company extinguished $25.2 million of its medium term notes originally due in fiscal 1995 through 2000. The weighted average rate of the notes purchased is 9.34%. The purchase resulted in an extraordinary charge of $1.9 million net of $1.0 million of tax benefit.

Consolidated Group

          As a result of the foregoing, pretax earnings of $111.0 million were realized in the nine months ended December 31, 1994, as compared to $80.1 million for the same period in 1993. After providing for income taxes, net earnings for the nine months ended December 31, 1994 were $71.4 million, as compared to $49.8 million for the same period of the prior year. The consolidated results for the prior year reflect a cumulative effect adjustment resulting from the adoption of Statement of Accounting Standards No. 106 "Accounting for Post-Retirement Benefits Other Than Pensions" and extraordinary costs associated with the early retirement of debt.


THREE  MONTHS  ENDED  DECEMBER  31, 1994  VERSUS  THREE  MONTHS  ENDED
DECEMBER 31, 1993

U-Haul

          U-Haul revenues consist of (i) total rental and other revenue and (ii) net sales. Total rental and other revenue increased by $22.6 million, approximately 12.0%, to $210.5 million in the three months ended December 1994. The increase is primarily attributable to a $18.4 million increase in net revenues from the rental of moving related equipment, which rose to $186.1 million, as compared to $167.7 million for the three months ended December 31, 1994 and December 31, 1993, respectively. Moving related revenues benefited from transactional (volume) growth within the truck and trailer fleets. Revenues from the rental of self-storage facilities increased by $3.6 million to $21.1 million for the three months ended December 1994, an increase of approximately 20.6%. Storage revenues were positively impacted by additional rentable square footage and higher average rental rates. Other revenues increased by $.6 million which primarily reflects changes in gains realized from the disposition of property, plant and equipment.

          Net sales were $33.4 million for the three months ended December 31, 1994, which represents an increase of approximately 8.4% from the three months ended December 31, 1993 net sales of $30.8 million. Revenue growth from the sale of hitches, moving support items (i.e. boxes, etc.), and propane resulted in a $2.7 million increase during the three month period.

          Cost of sales was $19.3 million for the three months ended December 31, 1994 compared to $19.0 million for the same period ended December 1993. Increased material costs corresponding to higher sales levels of moving support items, propane and hitches were primarily responsible.

          Operating expenses increased to $171.7 million for the three months ended December 31, 1994 compared to $154.0 million for the three months ended December 1993, an increase of approximately 11.5%. The change from the prior year primarily reflects increases in virtually all operating expense categories reflecting higher transaction levels, an increase in fleet size and continuing efforts to minimize rental equipment downtime. Lease expense declined by $.8 million to $17.2 million reflecting the full benefits of last year's lease termination in both the current and prior year.

          Depreciation expense for the three month period was $37.8 million, as compared to $34.3 million in the same period of the prior year, reflecting the increase in fleet size, the acquisition of trucks that were previously leased and real property acquisitions.

Oxford - Life Insurance

          Premiums from Oxford's reinsurance lines before intercompany eliminations were $5.0 million for the quarter ended September 30, 1994, an increase of $.8 million, approximately 19.0% over 1993 and accounted for 75.9% of Oxford's premiums in 1994. These premiums are primarily from term life insurance and single and flexible premium deferred annuities. Increases in premiums are primarily from the anticipated increase in annuitizations as a result of the maturing of deferred annuities.

          Premiums from Oxford's direct lines before intercompany eliminations were $1.9 million for the quarter ended September 30, 1994, an increase of $1.5 million (375%) over the prior year. Oxford's direct lines are principally related to the underwriting of group life and disability income insurance on the lives of the employees of AMERCO and its subsidiary companies. Other direct lines include the underwriting of credit life and accident and health business and individual life insurance acquired from other insurers. The increase in direct premium is primarily due to Oxfords entrance into the credit life and accident and health business.

          Net  investment income before intercompany eliminations  was
$3.4 million and $3.0 million for the quarters ended September 30, 1994 and 1993, respectively. This increase is primarily due to increasing margins on the interest sensitive business. Gains on the disposition of fixed maturity investments were $1.0 million during the quarter ended September 30, 1993. There were no gains on sale of investments during the quarter ended September 30, 1994. Oxford had $.4 million and $.3 million of other income for the quarters ended September 30, 1994 and 1993, respectively.

          Benefits and expenses incurred were $9.0 million for the quarter ended September 30, 1994, an increase of 73.1% over 1993. Comparable benefits and expenses incurred for 1993 were $5.2 million. This increase is primarily due to the increase in reserve caused by the increase in annuitizations and Oxford's entrance into credit life and accident and health business. In addition, Oxford increased its amortization of deferred acquisition costs.

           Operating income before intercompany eliminations decreased by $2.1 million, or approximately 55.3%, in 1994 to $1.7 million, primarily due to the decrease on sale of investments and Oxford's increased amortization of deferred acquisition costs. These decreases in operating income were partially offset by the increasing margins on the interest sensitive business.

RWIC - Property and Casualty

          RWIC gross premium writings for the quarter ended September 1994 were $47.8 million as compared to $50.2 million for the quarter ended September 1993. This represents a decrease of $2.4 million, or 4.6%. As in prior years, the rental industry market accounts for a significant share of total premiums, approximately 48.8% and 42.0% for the quarter ended September 1994 and the quarter ended September 1993, respectively. These writings include U-Haul customers, fleetowners and U-Haul as well as other rental industry insureds with similar characteristics.

          Net earned premiums increased $3.9 million, or 10.7%, to $40.3 million for the three months ended September 30, 1994, compared with premiums of $36.4 million for the three months ended September 30, 1993. The premium increase was primarily due to increased writings in the general agency lines.

          Underwriting expenses incurred were $44.5 million for the three months ended September 30, 1994, an increase of $5.5 million, or 14.1% over 1993. Comparable underwriting expenses incurred for 1993 were $39.0 million. The increase in underwriting expenses is due to the larger premium volume being written in 1994, which increased acquisition costs and commensurate reserves. The ratio of underwriting expenses to net earned premiums increased from 1.07 for the three months ended September 30, 1993 to 1.10 for the three months ended September 30, 1994.

          Net investment income was $7.1 million during the quarters ended September 30, 1994 and 1993, respectively.

          RWIC completed the three months ended September 30, 1994 with pretax earnings of $3.2 million as compared to $6.3 million for the comparable period ended September 1993. This represents a decrease of $3.1 million, or 49.2% over 1993. The decrease is due to poor underwriting results in the rental industry liability lines.

Interest Expense

          Interest expense increased by $.3 million to $17.6 million for the three months ended December 31, 1994, as compared to $17.2 million for the three months ended December 31, 1993. This increase reflects increases in average debt outstanding which was partially offset by a reduction in the average cost of funds.

Consolidated Group

          As a result of the foregoing, pretax earnings of $2.3 million were realized in the three months ended December 31, 1994, as compared to $4.5 million for the same period in 1993. After providing for income taxes, net earnings for the three months ended December 31, 1994 were $1.9 million, as compared to $1.8 million for the same period of the prior year.

LIQUIDITY AND CAPITAL RESOURCES

U-Haul

          To meet the needs of its customers, U-Haul must maintain a large inventory of fixed asset rental items. At December 31, 1994, net property, plant and equipment represented approximately 70.5% of total U-Haul assets and approximately 49.8% of consolidated assets. In the first nine months of fiscal 1995, capital expenditures were $322.1 million, as compared to $395.2 million in the first nine months of fiscal 1994, reflecting expansion of the rental fleet in both periods, purchase of trucks previously leased, and increases in the available square footage in the self-storage segment. The capital required to fund these acquisitions were funded with internally generated funds from operations, debt, equity and lease financings.

          Cash flows from operations were $170.7 million in the first nine months of fiscal 1995, as compared to $171.2 million in the first nine months of fiscal 1994. The decrease of $.5 million is due to an increase in net earnings and depreciation and amortization with a decrease in net change of operating assets and liabilities, specifically receivables and deferred income taxes.

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

          Cash  flows  from  operations were $14.4 million  and  $18.7 million for the nine months ended September 30, 1994 and 1993, respectively. In addition to cash flow from operations and financing activities, a substantial amount of liquid funds is available through Oxford's short-term portfolio. At September 30, 1994 and 1993, short-term investments amounted to $9.5 million and $22.8 million, respectively. Management believes that the overall sources of liquidity will continue to meet foreseeable cash needs.

          Stockholder's equity of Oxford, on September 30, 1994 was $87.9 million. Stockholder's equity excluding investment in RWIC, was $86.3 million in 1993. On June 30, 1994 Oxford dividended 100% of the common stock of RWIC to Ponderosa. During 1994 and 1993, Oxford paid cash dividends of $4.9 million and $10.0 million, respectively, to Ponderosa.

          Applicable laws and regulations of the State of Arizona require the Company's insurance subsidiaries to maintain minimum capital determined in accordance with statutory accounting practices in the amount of $600,000. In addition, the amount of dividends that can be paid to shareholders by insurance companies domiciled in the State of Arizona is limited. Any dividend in excess of the limit requires prior regulatory approval. As a result of the dividend of

RWIC stock on June 30, 1994, the state of Arizona must approve future dividends made through June 30, 1995. These restrictions are not expected to have a material adverse effect on the ability of the Company to meet its cash obligations.

RWIC - Property and Casualty

          Cash flows from operations were $14.3 million and $7.5 million for the nine months ended September 30, 1994 and 1993, respectively. The increase is primarily attributed to increased premium writings and decreased reinsurance receivable balances due to the timing of collection proceedures. In addition to cash flows from operations, a substantial amount of liquid assets and budgeted cash flows is available to meet periodic needs.

          RWIC's short-term investment portfolio was $6.3 million at September 30, 1994. This level of liquid assets, combined with budgeted cash flow, is adequate to meet periodic needs. This balance also reflects funds in transition from maturity proceeds to long-term investments. The structure of the long-term portfolio is designed to match future cash needs. Capital and operating budgets allow RWIC to schedule cash needs.

          RWIC maintains a diversified investment portfolio, primarily in bonds at varying maturity levels. Approximately 96.8% of the portfolio consists of investment grade securities. The maturity distribution is designed to provide sufficient liquidity to meet future cash needs. Current liquidity is adequate, with current invested assets equal to 94.4% of total liabilities.

          Shareholder equity increased .2% from $161.0 million at December 31, 1993 to $161.4 million at September 30, 1994. RWIC considers current shareholders' equity to be adequate to support future growth and absorb unforseen risk events. RWIC does not use debt or equity issues to increase capital and therefore has no exposure to capital market conditions. RWIC paid shareholder dividends of $9.7 million during the nine months ended September 30, 1994.

Consolidated Group

          At December 31, 1994, total notes and loans payable outstanding was $827.6 million as compared to $723.8 million at March 31, 1994, $666.1 million at December 31, 1993. The increase from 1993 reflects the expansion in the rental fleet and self-storage segment.

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

Credit Agreements

          The Company's operations are funded by various credit and financing arrangements, including unsecured long-term borrowings, unsecured medium-term notes, and revolving lines of credit with domestic and foreign banks. Principally to finance its fleet of trucks and trailers, the Company routinely enters into sale and leaseback transactions. As of December 31, 1994, the Company had $827.6 million in total notes and loans payable outstanding and unutilized lines of credit of approximately $310.0 million.

          Certain of the Company's credit agreements contain restrictive financial and other covenants, including, among others, covenants with respect to incurring additional indebtedness, maintaining certain financial ratios, and placing certain additional liens on its properties and assets. At December 31, 1994, the Company was in compliance with these covenants. In addition, these credit agreements contain provisions that could result in a required prepayment upon a "change in control" of the Company.

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

Shareholder Litigation

          Certain current and former members of the Company's Board of Directors are defendants in an action initiated by certain of the
Company's shareholders. The Company has agreed to indemnify the defendants to the fullest extent permitted by law or the Company's Articles of Incorporation or Bylaws for all expenses and damages, if any, incurred by the defendants in this proceeding, subject to certain exceptions. The extent of the Company's indemnification obligation, if any, cannot be reasonably estimated. Based on the plaintiff's theory of damages, the Court ruled that the plaintiffs elected that their remedy in this litigation would be the sale of their stock to the defendants at a price determined by the Court based on the value of their stock in 1988. The jury has determined that such value was $81.12 per share or approximately $1.48 billion. On February 2, 1995, the judge in this case granted the defendants' motion for remittitur or a new trial on the issue of damages. The judge determined that the value of the plaintiffs' stock in 1988 was $25.30 per share or $461,838,000. The plaintiffs have until March 2, 1995 to file a statement accepting the remittitur or the defendants' motion for a new trial on the issue of damages will be deemed granted. The jury also awarded the plaintiffs $70 million in punitive damages against Edward
J. Shoen. The judge ruled that this punitive damage award is excessive and granted Edward J. Shoen's motion for remittitur or a new trial on the issue of punitive damages. The judge reduced the award of punitive damages against Edward J. Shoen to $7,000,000. The plaintiffs have until March 2, 1995 to file a statement accepting the remittitur. If no such statement is filed by the plaintiffs by that time, Edward J. Shoen's motion for a new trial on the issue of punitive damages will be deemed granted. No provision has been made in the Company's financial statements for any possible indemnification claims. Before the Company will have any indemnification obligations, a final judgment must be entered against the defendants, the defendants must request indemnification from the Company, and a determination must be made under Nevada law as to the validity of the indemnification claims. If valid indemnification claims are made, the Company believes that various means of financing the purchase of the plaintiffs' stock would exist, including, but not limited to, the public sale of common stock by the Company or by certain of the defendants. The Company believes, but no assurance can be given, that it can obtain any necessary waivers or amendments of any provisions of its credit agreements to permit the Company to finance the purchase of the plaintiffs' stock. The Company believes that it can satisfy its indemnification obligations, if any, unless the amount to be paid to the plaintiffs for their stock is increased following the completion of any appeals or any new trial on the issue of damages. The Company does not believe that there will be a material adverse effect on its earnings, financial position, or cash flows unless the amount to be paid to the plaintiffs for their stock is increased. The Company is unable to predict the likelihood, outcome, or consequences of any appeal or any new trial on the issue of damages.

                      PART II.  OTHER INFORMATION


ITEM 1.   Legal Proceedings

      As disclosed in the Company's Annual Report on Form 10-K for the year ended March 31, 1994 and the Company's Quarterly Reports for the quarters ended June 30, 1994 and September 30, 1994, certain members of the Company's Board of Directors are defendants in an action in the Superior Court of the State of Arizona in and for the County of Maricopa entitled Samuel W. Shoen, M.D., et al. v. Edward J. Shoen, et
                  ----------------------------------------------------
al., No. CV88-20139, instituted August 2, 1988 (the "Shoen
- ---
Litigation").   The  Company was also a defendant  in  the  action  as
originally filed, but the Company was dismissed from the action on August 15, 1994, subject only to the right, to the extent that any exists, of the plaintiffs to appeal such dismissal. The plaintiffs, who are all members of a stockholder group that is currently opposed to existing Company management have alleged, among other things, that certain of the individual plaintiffs were wrongfully excluded from sitting on the Company's Board of Directors in 1988 through the sale of Company common stock to certain key employees. That sale allegedly prevented the plaintiffs from gaining a majority position in the Company's voting stock and control of the Company's Board of Directors. The plaintiffs alleged various breaches of fiduciary duty and other unlawful conduct by the individual defendants and sought equitable relief, compensatory damages, and punitive damages. The Court dismissed all claims for equitable relief that would have allowed the plaintiffs to sit on the Board of Directors, subject only to the right, to the extent that any exists, of the plaintiffs to appeal such dismissal. Based on the plaintiffs' theory of damages, the Court ruled that the plaintiffs elected as their remedy in this lawsuit to sell their shares of stock to the defendants. The price was to be determined based on the value of the plaintiffs' stock in 1988. On October 7, 1994, the jury determined that (i) the defendants breached their fiduciary duties, and (ii) such breach diminished the value of the plaintiffs' stock. The jury also determined the value of the plaintiffs' stock in 1988 to be $81.12 per share or approximately $1.48 billion. On February 2, 1995, the judge in this case granted the defendants' motion for remittitur or a new trial on the issue of damages. The judge determined that the value of the plaintiffs' stock in 1988 was $25.30 per share or $461,838,000. The plaintiffs have until March 2, 1995 to file a statement accepting the remittitur or the defendants' motion for a new trial on the issue of damages will be deemed granted. The jury also awarded the plaintiffs $70 million in punitive damages against Edward J. Shoen. The judge ruled that this punitive damage award is excessive and granted Edward J. Shoen's motion for remittitur or a new trial on the issue of punitive damages. The judge reduced the award of punitive damages against Edward J. Shoen to $7 million. The plaintiffs have until March 2, 1995 to file a statement accepting the remittitur. If no such statement is filed by the plaintiffs by that time, Edward J. Shoen's motion for a new trial on the issue of punitive damages will be deemed granted. The Company is unable to predict the likelihood, outcome, or consequences of any appeal or any new trial on the issue of damages.

      Pursuant to separate indemnification agreements, the Company has agreed to advance litigation expenses to the defendants and has agreed to indemnify the defendants to the fullest extent permitted by law or the Company's Articles of Incorporation or Bylaws, for all expenses and damages, if any, incurred by the defendants in this proceeding, subject to certain exceptions. The Company has no indemnification obligation, other than to advance litigation expenses, until a final judgment is entered or a settlement is reached. At this time, the extent of the Company's indemnification obligation, if any, cannot be reasonably estimated. No provision has been made in the Company's financial statements for any possible indemnification claims. Before the Company will have any indemnification obligations, a final judgment must be entered against the defendants, the defendants must request indemnification from the Company, and a determination must be made under Nevada law as to the validity of the indemnification claims. If valid indemnification claims are made, the Company believes that it has various means of financing any such indemnification obligations consistent with its existing credit agreements, or, in the alternative, the Company may seek the waiver or amendment of certain of the provisions of one or more of its credit agreements when the indemnification obligations are determined. The Company believes, but no assurance can be given, that it can obtain any necessary waivers or amendments. The Company believes that it can satisfy its indemnification obligations, if any, unless the amount to be paid to the plaintiffs for their stock is increased following the completion of any appeals or any new trial on the issue of damages. The Company does not believe that there will be a material adverse effect on its earnings, financial position, or cash flows unless the amount to be paid to the plaintiffs for their stock is increased. The Company's By-Laws provide for a right of first refusal in favor of the Company on the Company's Common Stock except for bona fide sales pursuant to Rule 144 under the Securities Act of 1933, as amended (the "Securities Act"), and sales pursuant to bona fide underwritten public offerings. No determination has been made by the Company as to whether the Company will exercise its right of first refusal upon any attempted transfer of Common Stock from the plaintiffs to the defendants.

      Sophia M. Shoen, Paul F. Shoen and the Company are parties to separate Share Repurchase and Registration Rights Agreements which require all disputes relating thereto to be resolved by arbitration. On April 8, 1994, Sophia M. Shoen and Paul F. Shoen commenced the dispute resolution process. As disclosed in the Company's Annual Report on Form 10-K for the year ended March 31, 1994, private arbitration proceedings pursuant to these agreements were convened on June 19,1994. In the arbitration, Sophia M. Shoen asserts that the Company has breached its obligations to her by failing to timely register the sale of her shares which were sold to the public in November of 1994 and by failing to remove the right of first refusal on all Company common stock. Paul F. Shoen asserts that the Company has breached its obligations to him by failing to timely consummate the purchase from him of 58,823 shares of Company common stock for an aggregate purchase price of $1,000,000 and, on an anticipatory basis, by failing to remove the right of first refusal on all of the Company's outstanding common stock. The Trust under the AMERCO Employee Savings, Profit Sharing and Employee Stock Ownership Plan (the "ESOP Trust") purchased 58,823 shares from Paul F. Shoen on June 30, 1994. The Company has released the right of first refusal with respect to sales pursuant to bona fide underwritten public offerings or pursuant to bona fide public distributions pursuant to Rule 144 under the Securities Act. Sophia M. Shoen and Paul F. Shoen have asserted that, as a consequence of these alleged breaches, they are entitled to give notice of termination of a stockholder agreement pursuant to which the shares of common stock held by Edward J. Shoen, Mark V. Shoen, Paul F. Shoen, Sophia M. Shoen, and others are voted. The Company disagrees with the above assertions. Sophia M. Shoen gave such notice of termination on July 11, 1994. The arbitration hearings concluded on August 21, 1994 and the arbitration panel is expected to render a decision at any time.

      The Company, the Company's Board of Directors, the ESOP, and the ESOP Trustee are defendants in an action currently pending in United States District Court for the District of Nevada entitled Paul F.
                                                          -------
Shoen v.  AMERCO, et al., No. CV-N-94-475-DWH, instituted July 19,
- ------------------------
1994. Paul F. Shoen alleges among other things that the defendants have solicited proxies in connection with the Company's annual meeting by means of false and misleading proxy materials, that the Company has violated the proxy rules, and that the ESOP Trustee has prevented him from communicating with participants in the ESOP. The Court on July 20, 1994 issued a temporary restraining order enjoining the Company's Annual Meeting of Stockholders, scheduled for July 21, 1994. On October 6, 1994, the Court issued a Memorandum and Order entering a preliminary injunction in this case. In the Order entering the preliminary injunction, the Court stated that it found it overwhelmingly likely that Paul F. Shoen would prevail on the merits of the case since it appeared likely to the Court that the Company's Board of Directors had breached its fiduciary duties by advancing the annual meeting date, the Company and the ESOP Trustee had violated certain Commission Proxy Rules, and the ESOP Trustee had breached its fiduciary duties under ERISA. The Court ordered that the current ESOP Trustee be replaced with three neutral trustees and that the new trustees immediately send a "curative" letter to all ESOP participants telling them to disregard any materials sent to them thus far, that any voting directions they may have given to the former trustee are void, and that the election process will begin anew. The Court enjoined the Company's Annual Meeting of Stockholders for a period of at least 45 days from the date neutral trustees are appointed and enjoined the Company, the Board of Directors, the ESOP, and the ESOP Trustee from committing further violations of the federal securities laws. Additionally, the Court ordered the Company to comply with the Commission's filing requirements, to re-solicit proxies, to re-start the annual meeting process, and to appoint an independent firm to tabulate proxies. The Company has joined in motions filed by be ESOP Trustee to appeal the Court's order to the Ninth Circuit. On October 24, 1994, the Court amended its Memorandum and Order to provide that the new trustees shall act as trustees only until the 1994 Annual Meeting of Stockholders is held and only with respect to pass-through voting and discretionary voting of shares held by the ESOP Trust.

      On February 9, 1995, Paul F. Shoen executed a settlement agreement with the Company and the other defendants resolving all of his claims described in the two preceding paragraphs. As part of the settlement, the Company agreed, among other things, to work in good faith toward appointing independent trustees for the ESOP and to place Paul F. Shoen on the management's slate of directors for the 1994 Annual Meeting of Stockholders which has been delayed as described in the immediately preceding paragraph. In addition, the settlement agreement provides for the Company to pay Paul F. Shoen $925,000 and for the Company to receive a full release of all claims by Paul F. Shoen through the settlement date, including but not limited to, claims for reimbursement of attorneys fees related to all matters to which Paul F. Shoen is or was a party. The terms of the settlement will not result in a material adverse effect of the Company's financial condition or results of operations.

      The Company, certain officers of the Company, certain members of the Company's Board of Directors, and others are defendants in actions currently pending in United States District Court for the District of Nevada entitled Sidney Wisotzky and Dorothy Wisotzky, et al. v. Edward
                ------------------------------------------------------
J. Shoen, et al., No. CV-N-94-771-HDM (filed October 28, 1994 and
- ----------------
served on the Company on November 7, 1994), Evan Julber v. Edward J.
                                            ------------------------
Shoen, et al., No. CV-N-94-00811-HDM (filed November 16, 1994), and
- -------------
Anne Markin v. Edward J. Shoen, et al., No. CV-N-94-00821-ECR (filed
- --------------------------------------
November 18, 1994). The plaintiffs in these cases, who claim to have purchased the Company's Series A 8 1/2% Preferred Stock, are seeking class action certification and are defining the class as all persons who purchased or otherwise acquired the Series A 8 1/2% Preferred Stock of the Company from October 14, 1993 through October 18, 1994, inclusive, and who sustained damage as a result of such purchases. The plaintiffs allege among other things, that the defendants violated the federal securities laws by inflating the price of the Series A 8 1/2% Preferred Stock via false and misleading statements, concealing material adverse information, and taking other manipulative actions, and that the Prospectus for the Series A 8 1/2% Preferred Stock, certain Form 10-K and Form 10-Q filings made by the Company, and the Company's Notice and Proxy Statement dated July 8, 1994 contained false and misleading statements and omissions regarding the Shoen Litigation.
In addition, certain officers of the Company, certain members of the Company's Board of Directors, and an employee of the Company are defendants in an action currently pending in United States District Court for the District of Nevada entitled Bernard L. and Frieda
                                          ---------------------
Goldwasser, et al. v. Edward J. Shoen, et al., No. CV-N-94-00810-ECR
- ------------------
(filed  November  16,  1994).   The plaintiffs  in  this  case  allege
derivatively on behalf of the Company, that the defendants breached their fiduciary duties to the Company and its shareholders by causing the Company to violate the federal securities laws, by concealing the financial responsibility of the Company for the claims asserted in the Shoen Litigation, by subjecting the Company to adverse publicity, and by misusing their corporate control for personal benefit.  In addition to unspecified damages, the plaintiffs are seeking equitable and/or injunctive relief to prevent the defendants in this case from causing the Company to indemnify the defendants in the Shoen Litigation against their liability in that case. The plaintiffs in these cases are requesting unspecified compensatory damages as well as attorneys'
fees  and  costs.   The  Company and the  individual  defendants  deny
plaintiffs' allegations of wrongdoing and intend to vigorously defend themselves in these actions.

ITEM 2.   Changes in Securities

  On January 10, 1995, the Company amended its By-Laws to provide that the right of first refusal in favor of the Company on the Company's Common Stock shall not apply to any of the Company's Common Stock sold in a bona fide underwritten public offering or in a bona fide public distribution pursuant to Rule 144 under the Securities Act of 1933, as amended, provided that if the distribution is pursuant to Rule 144(k), then such distribution must comply with the manner of sale requirements of Rule 144.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         a. Exhibits

           4   By-Laws
           10  Exchange Agreement with Mark V. Shoen (November 28,
               1994)
           27  Financial Data Schedule

         b. Reports on Form 8-K.

           A current report on Form 8-K was filed on October 13, 1994 reporting the jury verdict in the case entitled Samuel W.
                                                           ---------
           Shoen, M.D., et al. v. Edward J. Shoen, et al., No. CV88-
           ----------------------------------------------
           20139

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


                                   U-Haul International, Inc.
                                   ___________________________________
                                            (Registrant)


Dated: February 10, 1995           By: /S/ DONALD W. MURNEY
                                   ___________________________________
                                        Donald W. Murney, Treasurer
                                        (Principal Financial Officer)