Form 10-Q
period 1995-09-30
U HAUL INTERNATIONAL INC
filed 1995-11-20
CIK 4458

            UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                        WASHINGTON, D.C. 20549

                               FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

           For the quarterly period ended September 30, 1995

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

29,513,492 shares of AMERCO Common Stock, $0.25 par value and 5,762,495
shares  of  AMERCO  Series  A  common  stock,  $0.25  par  value   were
outstanding at November 14, 1995.

5,385 shares of U-Haul International, Inc. Common Stock, $0.01 par value, were outstanding at November 14, 1995. U-Haul International, Inc. meets the conditions set forth in General Instruction H(1)(a) and
(b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

                          TABLE OF CONTENTS



PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

         a)  Consolidated Balance Sheets as of September 30, 1995,
             March 31, 1995 and September 30,1994.....................    4

         b)  Consolidated Statements of Earnings for the
             Six Months ended September 30, 1995 and1994..............    6

         c)  Consolidated Statements of Changes in Stockholders'
             Equity for the Six Months ended September 30, 1995
             and 1994.................................................    7

         d)  Consolidated Statements of Earnings for the
             Quarters ended September 30, 1995 and 1994...............    9

         e)  Consolidated Statements of Cash Flows for the
             Six Months ended September 30, 1995 and 1994.............   10

         f)  Notes to Consolidated Financial Statements -
             September 30, 1995, March 31, 1995 and
             September 30, 1994.......................................   11

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations..........................   18


         PART II.  OTHER INFORMATION

Item 1.  LegalProceedings.............................................   29
Item 6.  Exhibits and Reports on Form 8- K............................   33

                          THIS PAGE LEFT
                        INTENTIONALLY BLANK

                  PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.


               AMERCO AND CONSOLIDATED SUBSIDIARIES

                    Consolidated Balance Sheets


                                           September 30, March 31, September 30,
            ASSETS                              1995         1995       1994
                                           -------------------------------------
                                           (unaudited)   (audited) (unaudited)
                                                      (in thousands)


Cash and cash equivalents                  $    33,283       35,286      41,882
Receivables                                    338,489      300,238     260,727
Inventories                                     51,402       50,337      47,691
Prepaid expenses                                21,814       25,933      21,029
Investments, fixed maturities                  800,481      705,428     701,220
Investments, other                             139,681      135,220      97,727
Deferred policy acquisition costs               51,304       49,244      49,940
Other assets                                    18,757       30,057      18,192

Property, plant and equipment, at
  cost:
  Land                                         210,928      214,033     202,987
  Buildings and improvements                   738,535      735,624     710,680
  Furniture and equipment                      184,189      179,016     174,139
  Rental trailers and other rental
    equipment                                  258,264      245,892     225,498
  Rental trucks                                933,013      913,641     905,669
  General rental items                          49,581       51,890      54,131
                                             ---------    ---------   ---------
                                             2,374,510    2,340,096   2,273,104
  Less accumulated depreciation              1,131,339    1,065,850   1,005,433
                                             ---------    ---------   ---------

       Total property, plant and
         equipment                           1,243,171    1,274,246   1,267,671



















                                           $ 2,698,382    2,605,989   2,506,079
                                             =========    =========   =========

The accompanying notes are an integral part of these consolidated financial statements.

                                          September 30, March 31, September 30,
 LIABILITIES AND STOCKHOLDERS' EQUITY           1995         1995      1994
                                          -------------------------------------
                                          (unaudited)   (audited) (unaudited)
                                                       (in thousands)

Liabilities:
  Accounts payable and accrued
    liabilities                            $   150,198      127,613     149,940
  Notes and loans                              796,738      881,222     752,529
  Policy benefits and losses, claims           475,220      475,187     464,883
    and loss expenses payable
  Liabilities from premium deposits            374,407      304,979     300,069
  Cash overdraft                                23,450       31,363      27,013
  Other policyholders' funds and
    liabilities                                 25,843       20,378       8,805
  Deferred income                                9,533        7,426       8,652
  Deferred income taxes                         95,569       71,037      85,404
                                             ---------       ------      ------

Stockholders' equity:
  Serial preferred stock, with or
    without par value, 50,000,000
    shares authorized; 6,100,000
    issued without par value and
    outstanding as of September 30, 1995,
    March 31, 1995 and September 30, 1994          -            -          -
  Serial common stock, with or with-
    out par value, 150,000,000 shares
    authorized                                     -            -          -
  Series A common stock of $0.25 par
    value, authorized 10,000,000 shares,
    issued 5,762,495 shares as of
    September 30, 1995 and March 31, 1995,
    and 9,238,015 shares as of
    September 30, 1994                           1,441        1,441       2,309
  Common stock of $0.25 par value,
    authorized 150,000,000 shares, issued
    34,237,505 shares as of September 30,
    1995 and March 31, 1995, and 30,761,985
    shares as of September 30, 1994              8,559        8,559       7,691
  Additional paid-in capital                   165,675      165,675     165,651
  Foreign currency translation                 (10,599)     (12,435)    (10,027)
  Unrealized gain(loss) on investments           6,771       (6,483)     (3,615)
  Retained earnings                            611,166      561,589     577,523
                                             ---------      -------     -------
                                               783,013      718,346     739,532
  Less:
    Cost of common shares in treasury,
      (1,380,937 shares as of September 30,
      1995  and 1,335,937 shares as of
      March 31, 1995 and September 30, 1994)    11,457       10,461      10,461
    Unearned employee stock
      ownership plan shares                     24,132       21,101      20,287

                                             ---------      -------     -------
         Total stockholders' equity            747,424      686,784     708,784

Contingent liabilities and commitments
                                             ---------      -------     -------



                                           $ 2,698,382    2,605,989   2,506,079
                                             =========    =========   =========

               AMERCO AND CONSOLIDATED SUBSIDIARIES

                Consolidated Statements of Earnings

                  Six Months ended September 30,
                            (Unaudited)

                                                   1995         1994
                                             -------------------------
                                                (in thousands except
                                                   per share data)

Revenues
  Rental and other revenue                  $    504,429       494,145
  Net sales                                      102,675        97,688
  Premiums                                        71,385        67,597
  Net investment income                           23,287        22,423
                                             -----------   -----------
       Total revenues                            701,776       681,853

Costs and expenses
  Operating expense                              368,135      339,720
  Cost of sales                                   58,001       53,288
  Benefits and losses                             68,099       66,279
  Amortization of deferred acquisition
    costs                                          7,799        5,676
  Depreciation                                    76,275       74,755
  Interest expense                                35,554       33,297
                                             -----------   ----------
       Total costs and expenses                  613,863      573,015

Pretax earnings from operations                   87,913      108,838
Income tax expense                               (31,854)     (39,354)
                                             -----------   ----------

       Net earnings                         $     56,059       69,484
                                             ===========   ==========


Earnings per common share:
Net earnings                                $       1.31         1.70
                                             ===========   ==========


Weighted average common shares outstanding    37,931,825   37,053,707
                                             ===========   ==========





The   accompanying   notes   are  an   integral   part   of   these
consolidated financial statements.

               AMERCO AND CONSOLIDATED SUBSIDIARIES

    Consolidated Statements of Changes in Stockholders' Equity

                  Six Months ended September 30,
                            (Unaudited)

                                                   1995        1994
                                                ---------------------
                                                    (in thousands)
Series A common stock of $0.25 par
  value:  Authorized 10,000,000 shares,
  issued 5,762,495 as of September 30, 1995
  and 5,762,495 as of March 31, 1995 and
  9,238,015 as of September 30, 1994
    Beginning of period                         $  1,441       1,438
      Exchange for common stock                      -           871
                                                 -------     -------
    End of period                                  1,441       2,309
                                                 -------     -------

Common stock of $0.25 par value:
  Authorized 150,000,000 shares, issued
    34,237,505 as of September 30, 1995,
    and March 31, 1995 and 30,761,985
    as of September 30, 1994
    Beginning of period                            8,559       8,562
      Exchange for common stock                      -          (871)
                                                 -------     -------
    End of period                                  8,559       7,691
                                                 -------     -------
Additional paid-in capital:
  Beginning and end of period                    165,675     165,651
                                                 -------     -------

Foreign currency translation:
  Beginning of period                            (12,435)    (11,152)
  Change during period                             1,836       1,125
                                                 -------     -------

  End of period                                  (10,599)    (10,027)
                                                 -------     -------

Unrealized gain (loss) on investments:
  Beginning of period                             (6,483)        679
  Change during period                            13,254      (4,294)
                                                 -------     -------

  End of period                                    6,771      (3,615)
                                                 -------     -------

Retained earnings:
  Beginning of period                            561,589     514,521
    Net earnings                                  56,059      69,484
    Dividends paid to stockholders:
      Preferred stock: ($1.06 per share
        for 1995 and 1994, respectively)          (6,482)     (6,482)
                                                 -------     -------

  End of period                                  611,166     577,523
                                                 -------     -------

The   accompanying  notes   are   an  integral   part   of    these
consolidated financial statements.

               AMERCO AND CONSOLIDATED SUBSIDIARIES

    Consolidated Statements of Changes in Stockholders' Equity

                  Six Months ended September 30,
                            (Unaudited)

                                                   1995        1994
                                                --------------------
                                                    (in thousands)
Less:
Treasury stock:
  Beginning of period                             10,461      10,461
  Net increase (45,000 shares in 1995)               996         -
                                                 -------      ------

  End of period                                   11,457      10,461
                                                 -------      ------

Unearned employee stock ownership
    plan shares:
  Beginning of period                             21,101      17,451
    Increase in loan                               3,168       2,955
    Proceeds from loan                              (137)       (119)
                                                 -------      ------

  End of period                                   24,132       20,287
                                                 -------      -------

Total stockholders' equity                     $ 747,424      708,784
                                                 =======      =======




The   accompanying  notes   are   an  integral   part   of    these
consolidated financial statements.

               AMERCO AND CONSOLIDATED SUBSIDIARIES

                Consolidated Statements of Earnings

                   Quarters ended September 30,
                            (Unaudited)

                                                   1995        1994
                                              ----------------------
                                                (in thousands except
                                                   per share data)

Revenues
  Rental and other revenue                  $    269,118     265,183
  Net sales                                       49,559      46,386
  Premiums                                        40,683      36,038
  Net investment income                           11,907      11,913
                                              ----------  ----------
       Total revenues                            371,267     359,520

Costs and expenses
  Operating expense                              186,091     174,179
  Cost of sales                                   29,042      25,738
  Benefits and losses                             40,858      39,867
  Amortization of deferred acquisition
    costs                                          4,871       2,592
  Depreciation                                    38,582      37,473
  Interest expense                                16,722      16,659
                                              ----------  ----------
       Total costs and expenses                  316,166     296,508

Pretax earnings from operations                   55,101      63,012
Income tax expense                               (19,904)    (22,941)
                                              ----------  ----------

       Net earnings                         $     35,197      40,071
                                              ==========  ==========

Earnings per common share:
Net earnings                                $       0.84        1.00
                                              ==========  ==========

Weighted average common shares outstanding    37,905,225  36,999,879
                                              ==========  ==========





The   accompanying  notes   are   an  integral   part   of    these
consolidated financial statements.

               AMERCO AND CONSOLIDATED SUBSIDIARIES

               Consolidated Statements of Cash Flows

                  Six Months ended September 30,
                            (Unaudited)
                                                   1995        1994
                                                --------------------
                                                    (in thousands)
Cash flows from operating activities:
  Net earnings                                $   56,059      69,484
    Depreciation and amortization                 84,339      82,684
    Provision for losses on accounts
      receivable                                   2,819       1,868
    Net gain on sale of real and personal
      property                                       581         132
    Gain on sale of investments                   (2,970)     (1,066)
    Changes in policy liabilities and
      accruals                                    (3,334)     26,568
    Additions to deferred policy
      acquisition costs                          (11,954)     (7,770)
    Net change in other operating assets
      and liabilities                             18,404      27,705
                                                --------   ---------
Net cash provided by operating activities        143,944     199,605
                                                --------   ---------
Cash flows from investing activities:
  Purchases of investments:
    Property, plant and equipment               (143,082)   (255,231)
    Fixed maturities                            (162,081)    (86,291)
    Real estate                                   (5,629)         (8)
    Mortgage loans                                (7,384)    (36,087)
  Proceeds from sale of investments:
    Property, plant and equipment                 97,030      88,669
    Fixed maturities                              89,348     100,522
    Real estate                                      570         459
    Mortgage loans                                17,573       5,374
  Changes in other investments                     1,186        (834)
                                                --------   ---------
Net cash used by investing activities           (112,469)   (183,427)
                                                --------   ---------

Cash flows from financing activities:
  Net change in short-term borrowings           (163,500)     16,250
  Proceeds from notes                            140,184      66,000
  Loan to leveraged employee stock
    ownership plan                                (3,168)     (2,955)
  Proceeds from leveraged employee stock
    ownership plan                                   137         119
  Principal payments on notes                    (61,168)    (53,485)
  Net change in cash overdraft                    (7,913)        454
  Dividends paid                                  (6,482)     (6,482)
  Purchase of treasury shares                       (996)        -
  Investment contract deposits                   101,667      13,661
  Investment contract withdrawals                (32,239)    (26,300)
                                                --------   ---------
Net cash provided (used) by
   financing activities                          (33,478)      7,262
                                                --------   ---------
Increase (decrease) in cash and
   cash equivalents                               (2,003)     23,440
Cash and cash equivalents at
  beginning of period                             35,286      18,442
                                                --------   ---------
Cash and cash equivalents at
  end of period                               $   33,283      41,882
                                                ========   =========

The accompanying notes are an integral part of these consolidated financial statements.

               AMERCO AND CONSOLIDATED SUBSIDIARIES

            Notes to Consolidated Financial Statements

     September 30, 1995, March 31, 1995 and September 30, 1994
                            (Unaudited)


1.   PRINCIPLES OF CONSOLIDATION

  The consolidated financial statements include the accounts of the parent corporation, AMERCO, and its subsidiaries, all of which are wholly-owned. All material intercompany accounts and transactions of AMERCO and its subsidiaries (herein called the "Company" or the "consolidated group") have been eliminated. The consolidated balance sheets as of September 30, 1995 and 1994, and the related consolidated statements of earnings, changes in stockholders' equity and cash flows for the six months ended September 30, 1995 and 1994 are unaudited; in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

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

  Certain   reclassifications  have  been  made  to  the  financial
     statements for the six months ended September 30, 1994 to conform with the current year's presentation.

               AMERCO AND CONSOLIDATED SUBSIDIARIES

                            (Unaudited)


2.   INVESTMENTS

  A comparison of amortized cost to market for fixed maturities is as follows (in thousands, except for par value):

   June 30, 1995
-------------------    Par Value               Gross       Gross    Estimated
  Consolidated         or number  Amortized  unrealized  unrealized   market
  Held-to-Maturity     of shares     cost      gains       losses      value
                       ------------------------------------------------------

  U.S. treasury
    securities
    and government
    obligations        $  20,355  $  20,280      1,784          (5)   22,059
  U.S. government
    agency mortgage
    backed securities  $  62,793     62,251        875      (2,444)   60,682
  Obligations of
    states and
    political
    subdivisions       $  32,035     31,560      1,931        (143)   33,348
  Corporate
    securities         $ 186,613    191,434      4,005      (1,881)  193,558
  Mortgage-backed
    securities         $ 126,457    124,776      2,616      (1,935)  125,457
  Redeemable preferred
    stocks                    33      1,973        363          (7)    2,329
                                    ----------------------------------------

                                    432,274     11,574      (6,415)  437,433
                                    ----------------------------------------

  June 30, 1995
--------------------                           Gross       Gross    Estimated
  Consolidated                    Amortized  unrealized  unrealized   market
  Available-for-Sale   Par Value     cost      gains       losses      value
                       ------------------------------------------------------
  U.S. treasury
    securities and
    government
    obligations        $   9,685      9,794      1,234         -      11,028
  U.S. government
    agency mortgage
    backed securities  $   9,410      9,230        189        (118)    9,301
  States,
    municipalities
    and political
    subdivisions       $   2,385      2,353         36         (18)    2,371
  Corporate
    securities         $ 263,727    264,511     10,477      (1,573)  273,415
  Mortgage-backed
    securities         $  70,044     70,315      2,863      (1,086)   72,092
                                   -----------------------------------------
                                    356,203     14,799      (2,795)  368,207
                                   -----------------------------------------

         Total                    $ 788,477     26,373      (9,210)  805,640
                                   =========================================

               AMERCO AND CONSOLIDATED SUBSIDIARIES

                            (Unaudited)


3.   SUMMARIZED CONSOLIDATED FINANCIAL INFORMATION OF PONDEROSA
HOLDINGS, INC. AND ITS SUBSIDIARIES

  A summary  consolidated balance sheet (unaudited)  for  Ponderosa
     Holdings, Inc. and its subsidiaries is presented below:

                                                    September 30,
                                                   1995        1994
                                              ----------------------
                                                   (in thousands)

      Investments - fixed maturities         $   800,481    701,220
      Other investments                          117,940     97,727
      Receivables                                151,546    150,841
      Deferred policy acquisition costs           51,304     49,940
      Due from affiliate                          22,603     (1,531)
      Deferred federal income taxes                4,671      7,957
      Other assets                                 8,099     18,600
                                               --------------------
           Total assets                      $ 1,156,644  1,024,754
                                               ====================

      Policy liabilities and accruals        $   409,521    398,602
      Unearned premiums                           65,699     66,111
      Premium deposits                           374,407    300,069
      Other policyholders' funds and
        liabilities                               28,263     14,613
                                               --------------------
           Total liabilities                     877,890    779,395

      Stockholder's equity                       278,754    245,359
                                               --------------------

                Total liabilities and
                  stockholder's equity       $ 1,156,644  1,024,754
                                               ====================

               AMERCO AND CONSOLIDATED SUBSIDIARIES

                            (Unaudited)


3.   SUMMARIZED CONSOLIDATED FINANCIAL INFORMATION OF PONDEROSA
HOLDINGS, INC. AND ITS SUBSIDIARIES, continued

  A summarized   consolidated  income  statement  (unaudited)   for
     Ponderosa Holdings, Inc. and its subsidiaries is presented below:

                                        Six months ended September 30,
                                                1995        1994
                                            ---------------------
                                                (in thousands)

      Premiums                              $  76,442      76,865
      Net investment income                    23,516      22,498
      Other income                              4,471       3,245
                                            ---------------------
           Total revenue                      104,429     102,608
      Benefits and losses                      68,099      66,279
      Amortization of deferred policy
        acquisition costs                       7,799       5,676
      Other expenses                           12,121      12,756
                                            ---------------------
           Income from operations              16,410      17,897
      Federal income tax expense               (4,617)     (5,675)
                                            ---------------------

      Net income                            $  11,793      12,222
                                            =====================

4.   CONTINGENT LIABILITIES AND COMMITMENTS

  During the six months ended September 30, 1995, U-Haul Leasing  &
     Sales Co., a wholly-owned subsidiary of U-Haul International, Inc., entered into eight transactions, whereby the Company sold rental trucks and subsequently leased them back. AMERCO has guaranteed $6,406,000 of residual values at September 30, 1995 on these assets at the end of the lease term. Following are the lease commitments for the leases executed during the six months ended September 30, 1995, which have a term of more than one year (in thousands):

                         Year ended      Lease
                          March 31,   Commitments
                         ------------------------
                           1996       $   5,426
                           1997           9,297
                           1998           9,297
                           1999           9,297
                           2000           9,297
                         Thereafter      22,467
                                        -------
                                      $  65,081
                                        =======

  See  discussion  related to the Shoen Litigation  under  Item  2.
     Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources and under Part II, Item 1. Legal Proceedings.

               AMERCO AND CONSOLIDATED SUBSIDIARIES

                            (Unaudited)


4.   CONTINGENT LIABILITIES AND COMMITMENTS, continued

  The  Company  is  a  defendant in a number of  suits  and  claims incident to the type of business conducted and several administrative proceedings arising from state and local provisions that regulate the removal and/or clean-up of underground fuel storage tanks. The Company owns property within  two  state  hazardous  waste  sites  in  the  State  of
    Washington. At this time, the remedial clean-up costs or range of costs for such sites cannot be estimated. Management's opinion is that none of these suits or claims involving AMERCO and/or its subsidiaries is expected to result in any material loss.


5.   SUPPLEMENTAL CASH FLOWS INFORMATION

  The (increase) decrease in receivables, inventories and accounts payable and accrued liabilities net of other operating and investing activities follows:

                                       Six months ended September 30,
                                               1995         1994
                                            ---------------------
                                                (in thousands)

        Receivables                       $  (35,299)      (41,291)
                                             =====================
        Inventories                       $   (1,065)        1,321
                                             =====================
        Accounts payable and
          accrued liabilities             $   22,585        23,758
                                             =====================

  Income taxes paid in cash amounted to $143,000 and $5,566,000 for 1995 and 1994, respectively.

  Interest paid in cash amounted to $36,755,000 and $30,878,000 for 1995 and 1994, respectively.

6.   RELATED PARTIES

  Subsequent  to  March  31,  1995, the  Company continued  to loan
     TWO SAC Self-Storage Corporation (TWO SAC) funds for the purchase of an additional 33 self-storage properties. Twenty-six of such self-storage properties were purchased from the Company at a price equal to the Company's acquisition cost plus capitalized costs. As of September 30, 1995, the outstanding balance of TWO SAC's loans from the Company, including interest, was $46,723,000. During the six months ended September 30, 1995, principal payments of $218,000 and interest of $961,000 have been received from TWO SAC. Mark V. Shoen, a major stockholder, director and officer of the Company owns all of the  issued  and outstanding voting common stock of  TWO  SAC.
     The TWO SAC notes will be secured by senior and junior mortgages and are expected to mature in 2004 or 2005, or on
     demand.   The Company anticipates that it will sell to TWO SAC
     approximately 4 more properties that have been acquired by the Company since June 1993.

                AMERCO AND CONSOLIDATED SUBSIDIARIES

                               (Unaudited)



6.   RELATED PARTIES, continued

  During  the six months ended September 30, 1995, the  Company  received principal  payments  of  $757,000, interest payments of $3,975,000,
     and management fees of $527,000 from   SAC   Self-Storage
     Corporation (SAC). As of September 30, 1995, the outstanding balance SAC's loans from the Company, including interest was
     $54,055,000.   Mark V. Shoen, a major stockholder,  director
     and  officer   of  the  Company owns all  of  the  issued  and
     outstanding voting common stock of SAC.


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

  Statement of Position 93-7, Reporting on Advertising Costs  -  as
     issued by the Accounting Standards Executive Committee in December 1993. This statement of position provides guidance on financial reporting on advertising costs in annual financial statements. The statement of position requires reporting advertising costs as expenses when incurred or when the advertising takes place, reporting the costs of direct-
     response advertising, and amortizing the amount of direct-response advertising reported as assets. The Company's direct response advertising consists primarily of yellow page directories. The amortization period is the length of the directory, the majority of which is one year. The Company

                      AMERCO AND CONSOLIDATED SUBSIDIARIES

                                 (Unaudited)



7.   NEW ACCOUNTING STANDARDS, continued

     logs data which substantiates that truck and trailer rental reservations are placed during the customer's telephone call. At September 30, 1995, $9,120,000 of yellow page directory costs were reported as assets, with relating amortization expense of $11,427,000 for the six months ended September 30, 1995.

  Other pronouncements issued by the Financial Standards Board with future effective dates are either not applicable or not material to the consolidated financial statements of the Company.


8.   SUBSEQUENT EVENTS

  On October  18, 1995, the Company redeemed 3,343,076 shares of  Common
     Stock held by Maran, Inc. in exchange for approximately $22,733,000 and paid approximately $41,352,000 to Mary Anna Shoen Eaton in exchange for a full release of all claims against the Company and the Director-Defendants, including all claims asserted by her in the Shoen Litigation. See discussion of the Shoen Litigation under Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources and under Part II, Item 1. Legal Proceedings.

  On November  7,  1995, the Company declared a  cash  dividend  of
     $3,241,000   ($0.53125  per  preferred  share)  to   preferred
     stockholders of record as of November 17, 1995.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS
The  following table shows industry segment data from the Company's three industry segments, rental operations, life insurance, and property and casualty insurance, for the six months ended September 30, 1995 and 1994. Rental operations is composed of the operations of U-Haul and Amerco Real Estate Company. Life insurance is composed of the operations of Oxford Life Insurance Company (Oxford). Property and casualty insurance is composed of the operations of Republic
  Western  Insurance  Company (RWIC).   The  Company's  results  of
  operations have historically fluctuated from quarter to quarter. In particular, the Company's U-Haul rental operations are seasonal and a majority of the Company's revenues and substantially all of its earnings from its U-Haul rental operations are generated in the first and second quarters each fiscal year (April through September).


                                               Property/  Adjustments
                          Rental       Life     Casualty       and
                       Operations  Insurance   Insurance  Eliminations     Consolidated
                      -----------------------------------------------------------------
                                             (in thousands)

Six months ended
  September 30, 1995
Revenues:
  Outside            $  602,687       24,265     74,824           -           701,776
$
  Intersegment             (270)         708      4,662       (5,100)            -
                      ---------      -------    -------     --------        ---------
    Total revenues      602,417       24,973     79,486       (5,100)         701,776
                      =========      =======    =======     ========        =========
Operating profit        106,787        6,838      9,572          270          123,467
                      =========      =======    =======     ========

Interest expense                                                               35,554
                                                                            ---------
Pretax earnings
  from operations                                                              87,913
                                                                            =========
Identifiable assets
  at September 30     1,854,491      563,138    593,506     (312,753)       2,698,382
                      =========      =======    =======     ========        =========

Six months ended
  September 30, 1994
Revenues:
  Outside            $  588,897       19,682     73,274          -            681,853
  Intersegment              (41)         744      8,939       (9,642)             -
                      ---------      -------    -------     ---------       ---------
    Total revenues      588,856       20,426     82,213       (9,642)         681,853
                      =========      =======    =======     ========        =========
Operating profit        124,197        6,295     11,602           41          142,135
                      =========      =======    =======     ========

Interest expense                                                               33,297
Pretax earnings                                                             ---------
  from operations                                                             108,838
                                                                            =========
Identifiable assets
  at September 30     1,733,767      462,229    577,127     (267,044)       2,506,079
                      =========      =======    =======     ========        =========

SIX  MONTHS  ENDED  SEPTEMBER  30, 1995  VERSUS  SIX  MONTHS  ENDED
SEPTEMBER 30, 1994

U-Haul

          U-Haul revenues consist of (i) total rental and other revenue and (ii) net sales. Total rental and other revenue increased by $9.0 million, approximately 1.8%, to $500.2 million in the first six months of fiscal 1996. The increase in the first six months of fiscal 1996 is primarily attributable to an increase in net revenues from the rental of moving related equipment and self-storage facilities which increased in the aggregate by $13.3 million to $512.1 million, as compared to $498.8 million in the first six months of fiscal 1995. Moving related rental revenues benefited from transactional growth (volume) within the truck fleet. Revenues from the rental of self-storage facilities were positively impacted by additional rentable square footage. Other revenues decreased in the aggregate by $4.3 million.

          Net sales revenues were $102.7 million in the first six months of fiscal 1996, which represents an increase of approximately 5.1% from the first six months of fiscal 1995 net sales of $97.7 million. Revenue growth from the sale of moving support items (i.e. boxes, etc.), hitches, and propane resulted in a $5.3 million increase during the six month period, which was offset by a $0.6 million decrease in revenue from gasoline sales consistent with the Company's ongoing efforts to remove underground storage tanks and gradually discontinue gasoline sales.

          Cost of sales was $58.0 million in the first six months of fiscal 1996, which represents an increase of approximately 8.8% from $53.3 million for the same period in fiscal 1995. This increase in cost of sales reflects a $3.8 million increase in material costs from the sale of moving support items, hitches, and propane reflecting higher sales levels and a $1.0 million increase in allowances for inventory shrinkage and other inventory adjustments.

          Operating expenses increased to $361.4 million in the first six months of fiscal 1996 from $336.6 million in the first six months of fiscal 1995, an increase of approximately 7.0%. The change from the prior year primarily reflects a $19.7 million increase in rental equipment maintenance costs which reflects rental fleet expansion and transactional growth and a $6.2 million increase in personnel costs due to the increase in rental and sales activity. All other operating expense categories decreased in the aggregate by $3.8 million, approximately 4.6%, to $77.5 million.

          Depreciation expense for the six month period was $76.3 million, as compared to $74.8 million during the same period of the prior year.

Oxford - Life Insurance

          Premiums from Oxford's reinsurance lines before intercompany eliminations were $8.9 million for the six months ended June 30, 1995, or 69.1% of total premiums for that period. This represents an increase of $0.7 million, or 8.5% over the same period in 1994. Reinsurance premiums are primarily from term life insurance, matured deferred annuity contracts, and credit insurance business. This increase in premiums is primarily attributable to the recent (fourth quarter 1994) reinsurance agreement of credit insurance business.

          Premiums from Oxford's direct lines before intercompany eliminations were $4.0 million for the six months ended June 30, 1995, an increase of $1.7 million from 1994. This increase in direct premium is primarily attributable to the credit insurance business ($3.0 million in premiums). Oxford's direct business related to group life and disability coverage issued to employees of the Company for the six months ended June 30, 1995 accounted for approximately 7.4% of premiums. Other direct lines, including the credit insurance business, accounted for approximately 23.5% of Oxford's premiums for the six months ended June 30, 1995.

          Net investment income before intercompany eliminations was $8.0 million and $7.7 million for the six months June 30, 1995 and 1994, respectively. This increase is primarily due to increasing margins on the interest sensitive business. Gains on the disposition of fixed maturity investments were $2.9 million and $1.2 million for the six months ended June 30, 1995 and 1994, respectively. Oxford had $1.0 million of other income for both of the six month periods ended June 30, 1995 and 1994, respectively.

          Benefits and expenses incurred were $18.1 million for the six months ended June 30, 1995, an increase of 28.3% over 1994.
Comparable benefits and expenses incurred for 1994 were $14.1 million. This increase is primarily due to death and disability benefits incurred and an increase in the amortization of deferred acquisition costs.

          Operating   profit   before   intercompany   eliminations
increased by $0.5 million, or approximately 7.9%, in 1995 to $6.8 million, primarily due to an increase in gains on the disposition of fixed maturity investments that was partially offset by the amortization of deferred acquisitions costs.


RWIC - Property and Casualty

          RWIC gross premium writings for the six months ended June 30, 1995 were $81.4 million as compared to $93.6 million in the first six months of 1994. The rental industry market accounts for a significant share of total premiums, approximately 41.5% and
40.5% in the first six months of 1995 and 1994, respectively. These writings include U-Haul customers, fleetowners and U-Haul as well as other rental industry insureds with similar characteristics. RWIC continues underwriting professional reinsurance via broker markets. Premiums in this area decreased during the first six months of 1995 to $27.9 million, or 34.3% of total gross premiums, from comparable 1994 figures of $38.7 million, or 41.4% of total premiums. This decrease can be primarily attributed to RWIC electing not to renew several treaties because of inadequate pricing and market conditions. Premium writings in selected general agency lines were 16.9% of total gross written premiums in 1995 as compared to 13.9% in 1994. RWIC expanded its direct business in 1995 to include multiple peril coverage for a variety of commercial properties and businesses. These premiums accounted for 6.3% of the total gross written premium during the first six months of 1995.

          Net earned premiums decreased $2.9 million, or 4.4%, to $63.5 million for the six months ended June 30, 1995, compared with premiums of $66.4 million for the six months ended June 30, 1994. The premium decrease was primarily due to one time changes in premium earning methodology and timing differences related to run-off and start up programs.

          Underwriting expenses incurred were $69.9 million for the six months ended June 30, 1995, a decrease of $0.7 million or 1.0% over 1994. Comparable underwriting expenses incurred for the first six months of 1994 were $70.6 million. The decrease is due to a reduction in acquisition expenses, which is the result of lower commission rates on start up programs, offset by an increase in administrative expenses and taxes related to increased concentration in states with higher premium tax rates.

          Net investment income was $15.3 million for the six months ended June 30, 1995, an increase of 3.4% over the 1994 level of net investment income of $14.8 million. The marginal increase is the result of the shift in types of securities held in the portfolio.

          RWIC completed the first six months of 1995 with income before tax expense of $9.6 million as compared to $11.6 million for the comparable period ended June 30, 1994. This represents a decrease of $2.0 million, or 17.2% over 1994. Deterioration in the level of anticipated underwriting results in the Company's assumed reinsurance and rental industry liability lines were offset by improved results in its general agency lines.

Interest Expense

          Interest expense increased by $2.3 million to $35.6 million for the six months ended September 30, 1995, as compared to $33.3 million for the six months ended September 30, 1994. The increase was attributable to higher average debt levels outstanding.

Consolidated Group

          As a result of the foregoing, pretax earnings of $87.9 million were realized in the six months ended September 30, 1995, as compared to $108.8 million for the same period in 1994. After providing for income taxes, net earnings for the six months ended September 30, 1995 were $56.1 million, as compared to $69.5 million for the same period of the prior year.

QUARTERLY RESULTS

          The following table presents unaudited quarterly results for the ten quarters in the period beginning April 1, 1993 and ending September 30, 1995. The Company believes that all necessary adjustments have been included in the amounts stated below, when read in conjunction with the consolidated financial statements included herein, to present fairly and in accordance with generally accepted accounting principles, the selected quarterly information. The Company's results of operations have historically fluctuated from period to period, including on a quarterly basis. In particular, the Company's U-Haul business is seasonal and a majority of the Company's revenues and substantially all of its net earnings from its U-Haul business are generated in the first and second quarters of each fiscal year (April through September). The operating results for the periods presented are not necessarily indicative of results for any future period.

                                     Quarter Ended
                       -----------------------------------------------
                       Sep 30,   Dec 31,   Mar 31,   Jun 30    Sep 30,
                        1994      1994      1995      1995      1995
                       -----------------------------------------------
                            (in thousands, except per share data)
Total revenues        $359,520   295,888   260,282   330,509    371,267
Net earnings (loss)     40,071     1,907   (11,359)   20,862     35,197
Net earnings (loss)
  per common share        1.00      (.04)     (.44)      .46        .84
  <F1>, <F2>

                                     Quarter Ended
                       -----------------------------------------------
                       Jun 30,   Sep 30,   Dec 31,   Mar 31,   Jun 30,
                        1993      1993      1993      1994      1994
                       -----------------------------------------------
                           (in thousands, except per share data)
Total revenues        $291,348   324,968   267,448   251,091   322,333
Net earnings (loss)     17,359    30,601     1,799    (9,575)   29,413
Net earnings (loss)
  per common share         .45       .79      (.02)     (.33)      .71
  <F1>,<F2>
________________
<F1>For  the  quarters ended December 31, 1993, March 31,  June  30,
   September  30,  December  31,  1994,  March  31,  June  30,  and
   September 30, 1995, net earnings (loss) per common share amounts were computed after giving effect to the dividend on the Company's Series A 8 1/2% Preferred Stock.

<F2>Reflects   the   adoption  of  Statement   of   Position   93-6,
   "Employers' Accounting for Employee Stock Ownership Plans."

QUARTER ENDED SEPTEMBER 30, 1995 VERSUS QUARTER ENDED SEPTEMBER 30,
1994

U-Haul

          U-Haul revenues consist of (i) total rental and other revenue and (ii) net sales. Total rental and other revenue increased by $3.0 million, approximately 1.1%, to $266.3 million in the second quarter of fiscal 1996. This increase reflects a $7.3 million increase in net revenues from the rental of moving related equipment and self-storage facilities primarily reflecting growth in truck rental transactions and additional rentable square footage.

          Net sales revenues were $49.6 million in the second quarter of fiscal 1996, which represents an increase of approximately 6.8% from the second quarter of fiscal 1995 net sales of $46.4 million. Revenue growth from the sale of moving support items (i.e. boxes, etc.), hitches, and propane resulted in a $3.1 million increase during the quarter, which was offset by a $0.3 million decrease in gasoline sales consistent with the Company's ongoing efforts to remove underground storage tanks and gradually discontinue gasoline sales.

          Cost of sales totaled $29.0 million in the second quarter of fiscal 1996, which represents an increase of 12.8% from $25.7 million for the same period in fiscal 1995. This increase in cost of sales reflects a $2.0 million rise in material costs from the sale of moving support items and propane which can be primarily attributed to higher sales levels and a $1.0 million increase in allowances for inventory shrinkage and other inventory adjustments.

          Operating expenses increased to $184.0 million in the second quarter of fiscal 1996 from $175.9 million in the second quarter of fiscal 1995, an increase of approximately 4.6%. The change from the prior year is almost entirely due to higher rental equipment maintenance costs reflecting an increase in fleet size and transaction levels. In the aggregate, all other operating expense categories decreased by $5.6 million in the second quarter of fiscal 1996 reflecting efforts to contain expense growth during this period.

          Depreciation expense for the three month period was $38.6 million, as compared to $37.5 million during the same period of the prior year.


Oxford - Life Insurance

          Premiums from Oxford's reinsurance lines before intercompany eliminations were $4.9 million for the quarter ended June 30, 1995, or 70.9% of total premiums for that period. This represents an increase of $0.5 million over the same period in 1994 or an increase of 11.4%. Reinsurance premiums are primarily from term life insurance, matured deferred annuity contracts, and credit insurance business. This increase is primarily attributable to the recent (4th quarter 1994) reinsurance agreement of credit insurance business.

          Premiums from Oxford's direct lines before intercompany elimination's were $2.0 million for the quarter ended June 30, 1995, an increase of $0.1 million. This increase in direct premium is primarily attributable to the credit insurance business. Oxford's direct business related to group life and disability coverage issued to employees of the Company for the quarter ended June 30, 1995 accounted for approximately 6.8% of premiums. Other direct lines, including the credit business, accounted for approximately 22.3% of Oxford's premiums for the quarter ended June 30, 1995.

          Net investment income before intercompany eliminations was $4.2 million and $4.1 million for the quarter ended June 30, 1995 and 1994, respectively. This increase is primarily due to increasing margins on the interest sensitive business. Gains on the disposition of fixed maturity investments were $2.8 million and $1.0 million for the quarters ended June 30, 1995 and 1994, respectively. Oxford had $0.5 million of other income, for both of the quarters ended June 30, 1995 and 1994, respectively.

          Benefits and expenses incurred were $10.1 million for the quarter ended June 30, 1995, an increase of 34.7% over 1994. Comparable benefits and expenses incurred for 1994 were $7.5 million. This increase is primarily due to disability benefits incurred and an increase in the amortization of deferred acquisition costs, primarily as a result of the increase in realized capital gains on fixed maturity investments.

          Operating profit before intercompany eliminations decreased by $0.2 million, or approximately 4.6% as compared to $4.2 million for the quarters ended June 30, 1995 and 1994, respectively.

RWIC - Property and Casualty

          RWIC gross premium writings for the quarter ended June 30, 1995 were $45.2 million as compared to $48.0 million in the second quarter of 1994. The rental industry market accounts for a significant share of total premiums, approximately 60.1% and 59.5% in the second quarters of 1995 and 1994, respectively. These writings include U-Haul customers, fleetowners and U-Haul as well as other rental industry insureds with similar characteristics. RWIC continues underwriting professional reinsurance via broker markets. Premiums in this area decreased during the second quarter of 1995 to $7.7 million, or 17.1% of total gross premiums, from comparable 1994 figures of $11.7 million, or 24.4% of total premiums. This decrease can be primarily attributed to RWIC electing not to renew several treaties because of inadequate pricing and market conditions. Premium writings in selected general agency lines were 16.5% of total gross written premiums in 1995 as compared to 12.2% in 1994. RWIC expanded its direct business in 1995 to include multiple peril coverage for a variety of commercial properties and businesses. These premiums accounted for 6.3% of the total gross written premium during second quarter 1995.

          Net earned premiums increased $3.2 million, or 8.8% to $39.5 million for the quarter ended June 30, 1995, compared with premiums of $36.3 million for the quarter ended June 30, 1994. The premium increase was primarily due to timing differences related to run-off and start up programs.

          Underwriting expenses incurred were $42.4 million for the quarter ended June 30, 1995, an increase of $2.5 million, or 6.3% over 1994. Comparable underwriting expenses incurred for the first quarter of 1994 were $39.9 million. The increase is commensurate with the increase in premiums.

          Net investment income was $7.7 million for the quarter ended June 30, 1995, a decrease of 2.5% over 1994 net investment income of $7.9 million.

          RWIC completed the second quarter of 1995 with income before tax expense of $4.5 million as compared to $4.6 million for the comparable period ended June 30, 1994. This represents a decrease of $0.1 million, or 2.2% over 1994.

Interest Expense

          Interest expense was unchanged at $16.7 million for the quarter ended September 30, 1995. Higher average debt levels were offset by a reduction in the average cost of borrowed funds.

Consolidated Group

          As a result of the foregoing, pretax earnings of $55.1 million were realized in the quarter ended September 30, 1995, as compared to $63.0 million for the same period in 1994. After providing for income taxes, net earnings for the quarter ended September 30, 1995 were $35.2 million, as compared to $40.1 million for the same period of the prior year.

LIQUIDITY AND CAPITAL RESOURCES


U-Haul

          To meet the needs of its customers, U-Haul must maintain a large inventory of fixed asset rental items. At September 30, 1995, net property, plant and equipment represented approximately 67.3% of total U-Haul assets and approximately 46.1% of consolidated assets. In the first six months of fiscal 1996, capital expenditures were $143.1 million, as compared to $255.2 million in the first six months of fiscal 1995. The decrease in capital expenditures from the prior year is due to a decrease in new rental truck acquisitions. These acquisitions were funded with internally generated funds from operations and debt financings.

          Cash flows from operations were $145.9 million in the first six months of fiscal 1996, as compared to $162.6 million in the first six months of fiscal 1995. The decrease of $16.7 million is primarily due to a decrease in net change of operating assets and liabilities, specifically an increase in receivables and accounts payable and accrued liabilities and with a decrease in deferred income taxes.

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

          Cash provided (used) by operating activities were ($2.2) million and $9.8 million for the six months ended June 30, 1995 and 1994, respectively. Cash flows from new annuity reinsurance agreements increased investment contract deposits as well as the purchase of fixed maturities. Cash flows from financing activities of new annuity reinsurance agreements were approximately $90.0 million for the six months ended June 30, 1995. In addition to cash flow from operating and financing activities, a substantial amount of liquid funds is available through Oxford's short-term portfolio. At June 30, 1995 and 1994, short-term investments amounted to $15.1 million and $9.1 million, respectively. Management believes that the overall sources of liquidity will continue to meet foreseeable cash needs.

          Stockholder's  equity  of  Oxford,  increased  to   $99.6
million in 1995 from $91.0 million in 1994. Ponderosa holds all of the common stock of RWIC.

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

RWIC - Property and Casualty

          Cash flows from operating activities were $0.6 million and $12.4 million for the six months ended June 30, 1995 and June 30, 1994, respectively. The change is due to decreased net income and reinsurance losses payable, offset by a decrease in accounts receivable as compared to a large increase during the first half of 1994.

          RWIC's short-term investment portfolio was $5.4 million at June 30, 1995. This level of liquid assets, combined with budgeted cash flow, is adequate to meet periodic needs. This balance also reflects funds in transition from maturity proceeds to long-term investments. The structure of the long-term portfolio is designed to match future cash needs. Capital and operating budgets allow RWIC to accurately schedule cash needs.

          RWIC maintains a diversified investment portfolio, primarily in bonds at varying maturity levels. Approximately 96.7% of the portfolio consists of investment grade securities. The maturity distribution is designed to provide sufficient liquidity to meet future cash needs. Current liquidity is adequate, with current invested assets equal to 96.3% of total liabilities.

          Stockholder's equity increased 6.5% from $168.1 million at December 31, 1994 to $179.1 million at June 30, 1995. RWIC considers current stockholder's equity to be adequate to support future growth and absorb unforeseen risk events. RWIC does not use debt or equity issues to increase capital and therefore has no exposure to capital market conditions. RWIC paid no stockholder's dividends during the six months ended June 30, 1995.

Consolidated Group

          At September 30, 1995, total notes and loans payable outstanding was $796.7 million as compared to $881.2 million at March 31, 1995, and $752.5 million at September 30, 1994.

          During each of the fiscal years ending March 31, 1996, 1997, and 1998, U-Haul estimates gross capital expenditures will average approximately $350 million as a result of the expansion of the rental fleet and self-storage operation. This level of capital expenditures, combined with an average of approximately $100 million in annual long-term debt maturities during this same period, are expected to create annual average funding needs of approximately $450 million. Management estimates that U-Haul will fund approximately 60% of these requirements with internally generated funds, including proceeds from the disposition of older trucks and other asset sales. The remainder of the anticipated capital expenditures are expected to be financed through existing credit facilities, new debt placements and equity offerings.

Credit Agreements

          The Company's operations are funded by various credit and financing arrangements, including unsecured long-term borrowings, unsecured medium-term notes, and revolving lines of credit with domestic and foreign banks. Principally to finance its fleet of trucks and trailers, the Company routinely enters into sale and leaseback transactions. As of September 30, 1995, the Company had $796.7 million in total notes and loans payable outstanding and unutilized committed lines of credit of approximately $405.0 million.

          Certain of the Company's credit agreements contain restrictive financial and other covenants, including, among others, covenants with respect to incurring additional indebtedness, maintaining certain financial ratios, and placing certain additional liens on its properties and assets. In addition, these credit agreements contain provisions that could result in a required prepayment upon a "change in control" of the Company. At September 30, 1995 the Company was in compliance with these covenants.

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

Shoen Litigation

          As disclosed in Part II, Item 1. Legal Proceedings, a judgment has been entered in the Shoen Litigation against five of the Company's current directors and one former director. The five current directors filed for protection under Chapter 11 of the federal bankruptcy laws, resulting in the issuance of an order automatically staying the execution of the judgment against those
defendants.   Those  defendants, in cooperation with  the  Company,
filed plans of reorganization (collectively, the Plan) in the United States Bankruptcy Court for the District of Arizona all of which proposed the same funding and treatment of the plaintiffs' claims resulting from the judgment in the Shoen Litigation. Under the Plan, on October 18, 1995, the Company redeemed 3,343,076 shares of Common Stock held by Maran, Inc., a Nevada corporation, in exchange for approximately $22.7 million and entered into a Settlement Agreement with Mary Anna Shoen Eaton (Shoen Eaton) whereby in exchange for approximately $41.4 million, Shoen Eaton released the current directors and the Company from any liability relating to the Shoen Litigation. As a result of the foregoing, the judgment in the amount of approximately $461.8 million has been reduced to approximately $377.2 million.

          Under the Plan, the Company will transfer to a settlement trust (the Trust), property having a stipulated or adjudicated value of approximately $276.6 million. Certain of the plaintiffs will receive a trust certificate representing an undivided, fractional beneficial interest in the Trust. The property transferred to the Trust under the Plan will consist of (i) $193.0 million in the Company's Series D Floating Rate Preferred Stock;
(ii) a 1993 REMIC certificate held by the Company with a face value of approximately $12.5 million evidencing a pool of 61 commercial mortgage loans which are secured by mortgages or deeds of trust on 60 self-storage properties; (iii) mortgage notes held by the
Company or one or more of its subsidiaries with an aggregate principal balance of approximately $13.8 million; (iv) real property held free and clear by the Company or its subsidiaries having a total fair value of approximately $47.2 million; and (v) approximately $10.1 million in cash. In addition, under the Plan, the plaintiffs that are record holders of Common Stock will receive approximately $101.4 million in the Company's Series B 8.25% Preferred Stock in exchange for 14,911,900 shares of Common Stock held by such plaintiffs. Upon the funding of the Trust, and the exchange of the plaintiffs' Common Stock for the Series B 8.25% Preferred Stock, the judgment will be satisfied.

          The bankruptcy court commenced consideration of the Plan during November of 1995. There is no assurance that the Plan will be confirmed by the bankruptcy court or that the Plan, as confirmed, will operate as described above. Because of the Plan's complexity, because the Plan has not yet been confirmed, and because the Company has not finalized the accounting and tax treatment of the Plan, the Company is unable to determine with certainty the Plan's impact on the Company's financial condition, results of operations, cash flows, or capital expenditure plans. However, as a result  of  funding  the  Plan, the  Company  is  likely  to  incur additional costs in the future in the form of dividends on preferred stock and/or interest on borrowed funds. For example, if the  Plan, as confirmed, operates as described above, dividends  on the Series B 8.25% Preferred Stock and on the Series D Floating Rate Preferred Stock (at current interest rates), will aggregate approximately $22.6 million per year. In addition, the Company's
outstanding  Common  Stock  would  be  reduced  by  an   additional
14,911,900 shares. While the Plan, if confirmed, could reduce the Company's net income, the Company does not expect earnings per common share to be adversely affected by the Plan. However, many uncertainties remain about the Plan, including the tax and accounting treatments of the payments to be made by the Company under the Plan. Accordingly, the Plan, as confirmed, could result in material changes in stockholders' equity and earnings per share. No provision has been made in the Company's financial statements for any payments to be made to the plaintiffs or to the Trust pursuant to the Plan. See Part II, Item 1. Legal Proceedings.

                    PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS


Shoen Litigation

          As disclosed in the Company's Form 10-K for the year ended March 31, 1995, Edward J. Shoen, James P. Shoen, Aubrey K. Johnson, John M. Dodds, and William E. Carty, who are current members of the Board of Directors of the Company and Paul F. Shoen, who is a former director are defendants in an action in the Superior Court of the State of Arizona, Maricopa County, entitled Samuel W. Shoen, M.D., et al. v. Edward J. Shoen, et al., No. CV88-
--------------------------------------------------------
20139, instituted August 2, 1988 (the Shoen Litigation). The Company was also a defendant in the action as originally filed, but was dismissed from the action on August 15, 1994. The plaintiffs alleged, among other things, that certain of the individual plaintiffs were wrongfully excluded from sitting on the Company's Board of Directors in 1988 through the sale of Company Common Stock to certain key employees. That sale allegedly prevented the plaintiffs from gaining a majority position in the Company's Common Stock and control of the Company's Board of Directors. The plaintiffs alleged various breaches of fiduciary duty and other unlawful conduct by the individual defendants and sought equitable relief, compensatory damages, punitive damages, and statutory post judgment interest.

          Based on the plaintiffs' theory of damages (that their stock has little or no current value), the court ruled that the plaintiffs elected as their remedy in this lawsuit to transfer their shares of stock to the defendants upon the satisfaction of the judgment. On October 7, 1994, the jury determined that the defendants breached their fiduciary duties and such breach diminished the value of the plaintiffs' stock. On February 21, 1995, judgment was entered against the defendants in the amount of approximately $461.8 million plus interest and taxable costs. In addition, on February 21, 1995, judgment was entered against Edward
J. Shoen in the amount of $7 million as punitive damages. On March 23, 1995, Edward J. Shoen filed a notice of appeal with respect to the award of punitive damages.

          Pursuant to separate indemnification agreements, the Company has agreed to indemnify the defendants to the fullest extent permitted by law or the Company's Articles of Incorporation or By-Laws, for all expenses and damages incurred by the defendants in this proceeding, subject to certain exceptions. In addition, the transfer of Common Stock from the plaintiffs to the defendants would implicate rights held by the Company. For example, pursuant to the Company's By-Laws, the Company has certain rights of first refusal with respect to the transfer of the plaintiffs' stock. Furthermore, the defendants' rights to acquire the plaintiffs' stock may present a corporate opportunity which the Company is entitled to exercise.

          On February 21, 1995, Edward J. Shoen, James P. Shoen, Aubrey K. Johnson, John M. Dodds, and William E. Carty (the Director-Defendants) filed for protection under Chapter 11 of the federal bankruptcy laws, resulting in the issuance of an order automatically staying the execution of the judgment against those defendants. In late April 1995, the Director-Defendants, in cooperation with the Company, filed plans of reorganization in the United States Bankruptcy Court for the District of Arizona, all of which propose the same funding and treatment of the plaintiffs' claims resulting from the judgment in the Shoen Litigation. The plans of reorganization, as amended October 16, 1995, shall collectively be referred to as the "Plan".

          In early October 1995, the Director-Defendants made written demand upon the Company to make them whole for losses resulting from the judgment in the Shoen Litigation. The Director-Defendants have also asserted substantial claims against the Company related to or arising from the Shoen Litigation, including, but not limited to, claims for financial losses, emotional distress, loss of business and/or professional reputation, loss of credit standing and breach of contract. The Director-Defendants claim that their actions that form the basis for the judgment in the Shoen Litigation were actions within the scope of the Director-Defendants' duties and that such actions were undertaken in good faith and for the benefit of the Company.

          In addition, the Director-Defendants retain unexpired appeal rights with respect to the Shoen Litigation. If the Director-Defendants exercise such appeal rights, the damage award may be sustained and/or increased and the Company may be exposed to increased liability to the Director-Defendants under existing indemnity agreements, which liability includes the obligation to pay the legal fees and expenses of prosecuting appeals.

          In recognition of the foregoing and of the substantial risks associated with an appeal of the Shoen Litigation, on October 17, 1995, the Company entered into an agreement (the Agreement) with the Director-Defendants resolving the foregoing issues. The Agreement is filed as an exhibit to this report. Under the Agreement, the Company agreed, among other things, to fund the Plan and to release the Director-Defendants from all claims the Company may have against them arising from the Shoen Litigation. In addition, the Director-Defendants agreed, (i) to release, subject to certain exceptions, the Company from any claim they may have against it pursuant to any indemnification agreements, (ii) to assign all rights they have under the Shoen Litigation to the Company, (iii) to waive all appeal rights related to the Shoen Litigation (not including Edward J. Shoen's appeal of the punitive damage award), and (iv) not to oppose the Company should it elect to exercise its right of first refusal on any Common Stock to be transferred by the plaintiffs upon satisfaction of the judgment in the Shoen Litigation.

          Under the Plan, on September 19, 1995, the Director-Defendants entered into a Stock Purchase Agreement with one of the
plaintiffs  in  the  Shoen  Litigation,  Maran,  Inc.,   a   Nevada
corporation, (Maran) the voting stock of which a majority is owned by Mary Anna Shoen Eaton (Shoen Eaton), contingent upon the approval of the bankruptcy court. Under the Stock Purchase Agreement, the Director-Defendants agreed to purchase 3,343,076 shares of Common Stock held by Maran in exchange for approximately $22.7 million. The Stock Purchase Agreement was approved by the bankruptcy court on October 10, 1995. On October 18, 1995, the Company exercised its right of first refusal and redeemed the Common Stock that was the subject of the Stock Purchase Agreement for the price set forth
therein.   In  addition,  on  September  19,  1995,  the  Director-
Defendants,  Shoen  Eaton, Maran, and the Company  entered  into  a
Settlement   Agreement,  contingent  upon  the  approval   of   the
bankruptcy court, providing for the payment to Shoen Eaton of approximately $41.4 million in exchange for a full release of all claims against the Company and the Director-Defendants, including all claims asserted by her in the Shoen Litigation. The Settlement Agreement was approved by the bankruptcy court on October 10, 1995, and the payment was made on October 18, 1995. As a result of the foregoing, and after giving effect to the discount achieved through settlement, approximately $84.6 million of the judgment in the Shoen Litigation has been satisfied.

          With respect to certain of the plaintiffs other than Shoen Eaton and Maran, the Company will transfer to a settlement trust (the Trust), property having a stipulated or adjudicated value of approximately $276.6 million. Those plaintiffs will receive a trust certificate representing an undivided, fractional beneficial interest in the Trust. The property transferred to the Trust under the Plan will consist of (i) $193.0 million in the Company's Series D Floating Rate Preferred Stock; (ii) a 1993 REMIC certificate held by the Company with a face value of approximately $12.5 million evidencing a pool of 61 commercial mortgage loans which are secured by mortgages or deeds of trust on 60 self-storage properties; (iii) mortgage loans held by the Company or one or more of its subsidiaries with an aggregate principal balance of approximately $13.3 million; (iv) real property held free and clear by the Company or it subsidiaries having a total fair value of approximately $47.2 million; and (v) approximately $10.6 million in cash. In addition, under the Plan, the plaintiffs that are record holders of Common Stock will receive approximately $101.4 million in the Company's Series B 8.25% Preferred Stock in exchange for 14,911,900 shares of Common Stock held by such plaintiffs. Upon the funding of the Trust, and the exchange of the plaintiffs' Common Stock for the Series B 8.25% Preferred Stock, the judgment will be satisfied.

          The bankruptcy court commenced consideration of the Plan during November of 1995. There is no assurance that the Plan will be confirmed by the bankruptcy court or that the Plan, as confirmed, will operate as described above. Because of the Plan's complexity, because the Plan has not yet been confirmed, and because the Comapny has not finalized the accounting and tax treatment of the Plan, the Company is unable to determine with certainity the Plan's impact on the Company's financial condition, results of operations, cash flows, or capital expenditure plans.  However, as a result  of
funding  the Plan, the Company is likely to incur additional  costs in the future in the form of dividends on preferred stock and/or interest on borrowed funds. For example, if the Plan, as confirmed, operates as described above, dividends on the Series B 8.25% Preferred Stock and on the Series D Floating Rate Preferred Stock
(at current interest rates) will aggregate approximately $22.6 million per year. In addition, the Company's outstanding Common Stock would be reduced by an additional 14,911,900 shares.
While the Plan, if confirmed, could reduce the Company's net income, the Company does not expect earnings per common share to be adversely affected by the Plan. However, many uncertainities remain about the Plan, including the tax and accounting treatment of the payments to be made by the Company under the Plan.  Accordingly, the Plan,  as
confirmed,  could  result  in  material   changes   in
stockholders' equity and earnings per share. No provision has been made in the Company's financial statements for any payments to be made to the plaintiffs or to the Trust pursuant to the Plan.


Securities Litigation

          As disclosed in the Company's Form 10-K for the year ended March 31, 1995, the Company, certain members of the Company's Board of Directors, and others were defendants in actions in United States District Court for the District of Arizona entitled Sidney
                                                             ------
Wisotzky,  et al., v. Edward J. Shoen, et al., No, CIV-95-1338-PHX-
---------------------------------------------
ROS  (filed October 28, 1994), Evan Julber v. Edward J.  Shoen,  et
                               ------------------------------------
al.,  No.  CIV-95-1447-PHX-ROS (filed November 16, 1994), and  Anne
---                                                            ----
Markin  v. Edward J. Shoen, et al., No. CIV-95-1448-PHX-ROS  (filed
----------------------------------
November 18, 1994) (these cases shall collectively be referred to as the Securities Cases). The plaintiffs in these cases, who claim to have purchased the Company's Series A 8 1/2% Preferred Stock, sought class action certification and defined the class as all persons who purchased or otherwise acquired the Series A 8 1/2%

Preferred Stock of the Company from October 14, 1993 through October 18, 1994, inclusive, and who sustained damage as a result of such purchases. The plaintiffs alleged, among other things, that the defendants violated the federal securities laws by inflating the price of the Series A 8 1/2% Preferred Stock via false and misleading statements, concealing material adverse information, and taking other manipulative actions, and that the Prospectus for the Series A 8 1/2% Preferred Stock, certain Form 10-K and Form 10-Q filings made by the Company, and the Company's Notice and Proxy Statement dated July 8, 1994 contained false and misleading
statements  and  omissions  regarding the  Shoen  Litigation.   The
Securities Cases were dismissed November 3, 1995. The Stipulation For Dismissal of the Securities Cases provided that the defendants have not made or promised to make any payment to the plaintiffs or their counsel in return for dismissal of the plaintiffs' claims in the Securities Cases.

          In addition, the Company and certain members of the Company's Board of Directors were defendants in an action in United States District Court for the District of Arizona entitled Bernard
                                                            -------
L.  and Frieda Goldwasser, et al., v. Edward J. Shoen, et al.,  No.
-------------------------------------------------------------
CIV-95-1446-PHX-ROS (filed November 16, 1994). The plaintiffs in this case alleged derivatively on behalf of the Company, that the defendants breached their fiduciary duties to the Company and its stockholders by causing the Company to violate the federal securities laws, by concealing the financial responsibility of the Company for the claims asserted in the Shoen Litigation, by subjecting the Company to adverse publicity, and by misusing their corporate control for personal benefit. In addition, the plaintiffs sought equitable and/or injunctive relief to prevent the defendants in this case from causing the Company to indemnify the defendants in the Shoen Litigation against their liability in that case. On November 3, 1995 this case was dismissed. The
Stipulation of Settlement re Derivative Claims provided that the Company would, among other things, adopt certain Board of Director resolutions relating to transactions involving potential conflicts of interest and pay $325,000 of the plaintiff's attorneys' fees and expenses.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         a. Exhibits

            2.1  Amended and Restated Debtor's Plan of Reorganization Proposed
                 by Edward J. Shoen and Summary of Plan Provisions (1)
            2.2  Debtor's First Amendment Modifying the Amended and
                 Restated Plans of Reorganization Proposed by the Debtors
            3.1  Restated Articles of Incorporation (2)
            3.2  Restated By-Laws of AMERCO as of August 15, 1995
           10.1  Promissory Notes between TWO SAC Self Storage
                 Corporation and a subsidiary of AMERCO
           10.2  Management Agreement between SAC Self-Storage
                 Corporation and a subsidiary of AMERCO
           10.3  Management Agreement between TWO SAC Self-Storage
                 Corporation and a subsidiary of AMERCO
           10.4  Settlement Agreement, dated September 19, 1995,
                 among Mary Anna Shoen Eaton, Maran, Inc., Edward J.
                 Shoen, James P. Shoen, Aubrey K. Johnson, John M.
                 Dodds, William E. Carty and AMERCO
           10.5  Full and Final Release of All Claims, dated
                 September 19,  1995, executed by Maran, Inc., Mary Anna
                 Shoen Eaton and Timothy Eaton
           10.6  Full and Final Release of All Claims, dated
                 September 19,  1995, executed by AMERCO, Edward J.
                 Shoen, James P. Shoen, Aubrey K. Johnson, John M.
                 Dodds and William E. Carty
           10.7  Stock Purchase Agreement, dated September 19, 1995
                 among Mary Anna Shoen Eaton, Maran, Inc., Edward J.
                 Shoen, James P. Shoen, Aubrey K. Johnson, John M.
                 Dodds, and William E. Carty
           10.8  Agreement, dated October 17, 1995, among AMERCO,
                 Edward J. Shoen, James P. Shoen, Aubrey K.
                 Johnson, John M. Dodds, and   William E. Carty
           10.9  Directors' Release, dated October 17, 1995,
                 executed by Edward J. Shoen, James P. Shoen,
                 Aubrey K. Johnson, John M. Dodds and William E. Carty
                 in favor of AMERCO
           10.10 AMERCO Release, dated October 17, 1995, executed
                 by AMERCO in  favor of Edward J. Shoen, James P.
                 Shoen, Aubrey K. Johnson, John M. Dodds and William
                 E. Carty
           27    Financial Data Schedule

         b. Reports on Form 8-K.

           No reports on Form 8-K were filed for the quarter ended September 30, 1995.



_____________________________________

(1) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, file no. 0-7862.

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


                                   U-Haul International, Inc.
                                   ___________________________________
                                            (Registrant)


Dated: November 20, 1995           By: /S/ DONALD W. MURNEY
                                   ___________________________________
                                        Donald W. Murney, Treasurer
                                      (Principal Financial Officer)