Form 10-Q/A
period 1995-06-30
U HAUL INTERNATIONAL INC
filed 1996-04-24
CIK 4458

             UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C. 20549

                               FORM 10-Q/A2

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

27,028,428 shares of AMERCO Common Stock, $0.25 par value and 5,762,495 shares of AMERCO Series A common stock, $0.25 par value were outstanding at April 23, 1996.

5,385 shares of U-Haul International, Inc. Common Stock, $0.01 par value, were outstanding at April 23, 1996. U-Haul International, Inc. meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

                          TABLE OF CONTENTS



PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

       a)  Consolidated Balance Sheets as of June 30, 1995,
             March 31, 1995 and June 30, 1994...............         4
       b)  Consolidated Statements of Earnings for the
             Quarters ended June 30, 1995 and 1994............       6
       c)  Consolidated Statements of Changes in Stockholders'
             Equity for the Quarters ended June 30, 1995
             and 1994...........................................     7
       d)  Consolidated Statements of Cash Flows for the
             Quarters ended June 30, 1995 and 1994............       9
       f)  Notes to Consolidated Financial Statements -
             June 30, 1995, March 31, 1995 and
             June 30, 1994..................................        10

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations....................    17

Item 6.  Exhibits and Reports on Form 8-K.......................    25

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

  Statement  of  Position  93-7,  Reporting  on  Advertising
     Costs - as issued by the Accounting Standards Executive Committee in December 1993. This statement of position provides guidance on financial reporting on advertising costs in financial statements. The statement of position requires reporting advertising costs as expenses when incurred or when the advertising first takes place, reporting the costs of direct-response advertising, and amortizing (over the estimated period of benefit) the costs of direct-response advertising reported as assets. The Company originally adopted this statement effective April 1, 1995 and continued to record yellow page directory costs as deferred assets and continued to amortize the costs over the duration of each listing. The majority of listings last one year.

            AMERCO AND CONSOLIDATED SUBSIDIARIES

                         (Unaudited)


7.   NEW ACCOUNTING STANDARDS, continued

  Subsequently,  the  Company  adjusted  amounts  previously reported relating to adoption of this statement effective April 1, 1995 and recognized additional advertising expense of $8,647,000 relating to yellow page directory costs capitalized at March 31, 1995. This adoption had the effect of reducing net income by $5,474,000 ($0.14 per share). The following is the effect on net income and earnings per share for the quarter ended June 30, 1995 reflecting the April 1, 1995 adoption (described above) and the additional expense for yellow page directory costs capitalized as assets during the period described below:

    For the quarter ended June 30, 1995:


                         As  Originally Reported  Adjustment As Amended
                         ----------------------------------------------
                                         (in thousands)
        Net  income            $ 20,862              (5,685)   15,177
                                 ======================================
       Earnings per
            share             $    0.46               (0.15)     0.31
                                 ======================================



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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         a. Exhibits
            27 Financial Data Schedule

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


                                   U-Haul International, Inc.
                                   ___________________________________
                                            (Registrant)


Dated: April 23, 1996              By:   /S/ DONALD W. MURNEY
                                   ___________________________________
                                       Donald W. Murney,
                                       Treasurer (Principal
                                       Financial Officer)