Form 10-Q/A
period 1995-12-31
U HAUL INTERNATIONAL INC
filed 1996-04-24
CIK 4458

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

            AMERCO AND CONSOLIDATED SUBSIDIARIES

    Notes to Consolidated Financial Statements, Continued
                         (Unaudited)

7.   NEW ACCOUNTING STANDARDS, continued

  Statement  of  Position  93-7,  Reporting  on  Advertising
     Costs - as issued by the Accounting Standards Executive Committee in December 1993. This statement of position provides guidance on financial reporting on advertising costs in financial statements. The statement of position requires reporting advertising costs as expenses when incurred or when the advertising first takes place, reporting the costs of direct-response advertising, and amortizing (over the estimated period of benefit) the costs of direct-response advertising reported as assets. The Company had been recording recording yellow page directory costs as deferred assets and amortizing the costs over the duration of each listing. The majority of listings last one year. The Company adopted this statement effective April 1, 1995 recognizing additional advertising expense of $8,647,000 upon implementation. This adoption had the effect of reducing net income by $5,474,000 million ($0.14 per share).


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

                    PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS


Shoen Litigation

          As disclosed in the Company's Form 10-K for the year ended March 31, 1995, Edward J. Shoen, James P. Shoen, Aubrey K. Johnson, John M. Dodds, and William E. Carty, who are current members of the Board of Directors of the Company and Paul F. Shoen, who is a former director are defendants in an action in the Superior Court of the State of Arizona, Maricopa County, entitled Samuel W. Shoen, M.D., et al. v. Edward J. Shoen, et al., No. CV88-
- --------------------------------------------------------
20139, instituted August 2, 1988 (the Shoen Litigation). The Company was also a defendant in the action as originally filed, but was dismissed from the action on August 15, 1994. The plaintiffs alleged, among other things, that certain of the individual plaintiffs were wrongfully excluded from sitting on the Company's Board of Directors in 1988 through the sale of Company Common Stock to certain key employees. That sale allegedly prevented the plaintiffs from gaining a majority position in the Company's Common Stock and control of the Company's Board of Directors. The plaintiffs alleged various breaches of fiduciary duty and other unlawful conduct by the individual defendants and sought equitable relief, compensatory damages, punitive damages, and statutory post judgment interest.

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