Form 10-Q/A
period 1996-09-30
U HAUL INTERNATIONAL INC
filed 1996-11-06
CIK 4458

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

20,364,087 shares of AMERCO Common Stock, $0.25 par value were outstanding at November 6, 1996.

5,385 shares of U-Haul International, Inc. Common Stock, $0.01 par value, were outstanding at November 6, 1996. U-Haul
International, Inc. meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

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

     Certain reclassifications have been made to the financial statements for the six months ended September 30, 1995 to conform with the current year's presentation.

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

     The above transactions resulted in an extraordinary loss of $2,004,000 net of tax of $1,233,000 ($0.07 per share).


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

     On October 1, 1996, pursuant to the judgment in the Shoen Litigation, the Company paid Mickl, Inc. (Mickl) approximately $27,444,000 to repurchase 4,035,924 shares of Common Stock held by Mickl. On the same date the Company paid net damages to Michael L. Shoen of approximately $73,158,000 and statutory post-judgment pre-petition interest on the above amounts of approximately $224,000.
On the same date, the Company paid Michael L. Shoen approximately $3,000 to repurchase 380 shares of Common Stock held by him and funded approximately $16,184,000 of post-petition date interest by depositing the same into an escrow account pending the outcome of a dispute involving the entitlement of the plaintiffs in the Shoen Litigation to post-petition date interest. The Common Stock held by Mickl and Michael L. Shoen was transferred into the Company treasury. Michael L. Shoen, the sole voting stockholder of Mickl, is the brother of Edward J., Mark V., and James P. Shoen, who are major stockholders and directors of the Company. See Part II. Item 1. Legal Proceedings for more information on the Shoen Litigation.

     On October 14, 1996, the Company paid an additional $15,000,000 to L.S. Shoen in settlement of all outstanding disputes.

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
Six months ended
September 30, 1996
Revenues:
  Outside             $  661,958     23,740    74,438        -         760,136
  Intersegment               -          782     5,843     (6,625)         -
                       -------------------------------------------------------
    Total revenues       661,958     24,522    80,281     (6,625)      760,136
                       =======================================================
Operating profit      $  146,570      5,590     9,701        -         161,861
                       ===========================================
Interest expense                                                        35,282
                                                                      --------
Pretax earnings
  from operations                                                    $ 126,579
                                                                      ========
Identifiable assets   $1,908,032    621,686   622,983    (334,855)   2,817,846
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

     Net investment income before intercompany eliminations was $9.4 million and $8.0 million for the six month periods ended June 30, 1996 and 1995, respectively. This increase is primarily due to increases in deposit funds from additional production and increasing margins on the interest sensitive business.

     Other income is comprised of gains(losses) on the disposition of investments and income on the surrender of deferred annuity
products.   Gains(losses) on the disposition of  investments  were
($0.4) million and $2.9 million for the six months ended June 30, 1996 and 1995, respectively. Oxford had $1.2 million and $1.0 million of surrender charge income, for the six month period ended June 30, 1996 and 1995, respectively.

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

Extraordinary Loss on Extinguishment of Debt
     During the second quarter of fiscal 1997, the Company extinguished debt of approximately $76.3 million by irrevocably placing cash into a trust of U.S. Treasury securities to be used to satisfy scheduled payments of principal and interest. The Company also extinguished $86.4 million of its long-term notes originally due in fiscal 1997 through fiscal 1999. These transactions resulted in an extraordinary loss of $2.0 million net of tax of $1.2 million ($0.07 per share).

Consolidated Group
     As a result of the foregoing, pretax earnings of $126.6 million were realized during the six months ended September 30, 1996, as compared to $78.8 million for the same period in 1995. After providing for income taxes and extraordinary loss on the extinguishment of debt, net earnings for the six months ended
September 30, 1996 were $77.7 million, as compared to $50.5 million for the same period of the prior year.

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

                                              Quarter Ended
                                        --------------------------
                                            Jun 30,     Sep 30,
                                              1996       1996
                                        --------------------------
Total revenues                           $  359,708     400,428
Net earnings (loss)                          40,005      37,737
Weighted average common
  shares outstanding (4)                 32,015,301  27,675,192
Net earnings (loss)
  per common share (1) (5)                     1.15        1.22


                                                Quarter Ended
                             ------------------------------------------------
                               Jun 30,     Sep 30,     Dec 31,       Mar 31,
                                 1995        1995        1995        1996
                             ------------------------------------------------
Total revenues               $  330,509     371,267     307,452     285,195
Net earnings (loss) (2) (3)      15,177      35,332       7,701       2,184
Weighted average common
  shares outstanding (4)     37,958,426  37,905,225  36,796,961  32,554,458
Net earnings (loss)
  per common share (1)             0.31        0.85        0.13       (0.04)

                                                Quarter Ended
                             ------------------------------------------------
                               Jun 30,     Sep 30,     Dec 31,       Mar 31,
                                 1994        1994        1994        1995
                             ------------------------------------------------
Total revenues               $  322,333     359,520     294,858     259,521
Net earnings (loss)              29,413      40,071       1,907     (11,359)
Weighted average common
  shares outstanding         37,107,536  37,053,707  37,025,575  38,072,543
Net earnings (loss)
  per common share (1)             0.71        1.00       (0.04)      (0.44)
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

(5)During second quarter fiscal 1997, the Company extinguished $76.3 million of debt and $86.4 million of its long-term notes originally due in fiscal 1997 through fiscal 1999. This resulted in an extraordinary charge of $2.0 million, net of a $1.2 million tax benefit.

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

Extraordinary Loss on Extinguishment of Debt
     During the second quarter of fiscal year 1997, the Company extinguished debt of approximately $76.3 million by irrevocably placing cash into a trust of U.S. Treasury securities to be used to satisfy scheduled payments of principal and interest. The Company also extinguished $86.4 million of its long-term notes originally due in fiscal 1997 through fiscal 1999. These transactions resulted in an extraordinary loss of $2.0 million net of tax of $1.2 million ($0.07 per share).

Consolidated Group
     As a result of the foregoing, pretax earnings of $62.3 million were realized during the quarter ended September 30, 1996, as compared to $55.1 million for the same period in 1995. After providing for income taxes and extraordinary loss on the extinguishment of debt, net earnings for quarter ended September 30, 1996 were $37.7 million, as compared to $35.3 million for the same period of the prior year.

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

     Cash flows from operations were $104.5 million during the first six months of fiscal 1997, as compared to $146.6 million during the first six months of fiscal 1996. The decrease of $42.1 million is primarily due to an increase in other assets offset by increased earnings and the sale of mortgage note receivables. Cash flows from investing activities were affected by the sale and subsequent leaseback of rental trailers for net proceeds of $97.4 million.

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

Consolidated Group
     At   September  30,  1996,  total  notes  and  loans   payable
outstanding was $940.3 million as compared to $998.2 million at March 31, 1996, and $796.7 million at September 30, 1995.

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

     On August 30, 1996, the Company issued 100,000 shares of its Series B Preferred Stock with no par value for $100 million. Dividends are cumulative with the rate being reset quarterly and have priority as to dividends over the Company's common stock. The Series B Preferred will be convertible, in certain events, at the holder's option, into either shares of the Company's Series B Common Stock, $0.25 par value or all of the outstanding shares of Picacho Peak Investment Co., a subsidiary of AMERCO.

     On October 1, 1996, the Company paid the last portion of a total of approximately $448.1 million to the plaintiffs (non-management members of the Shoen family and their affiliates) in a long-standing legal dispute involving the Shoen family and related to control of the Company. As a result, the plaintiffs were required to transfer all of their 18,254,976 shares of Common Stock to the Company. The Company plans to deduct for income tax purposes approximately $324.0 million of the payments made to the plaintiffs, which will reduce the Company's income tax liability. While the Company believes that such income tax deductions are appropriate, there can be no assurance that such deductions ultimately will be allowed in full.

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

     Pursuant to the Plan, the Company, prior to July 1, 1996, paid a total of approximately $133.2 million to six of the plaintiffs to repurchase a total of 5,828,140 shares of Common Stock and satisfy the damages judgment in the Shoen Litigation with respect to those plaintiffs. In addition, on July 19, 1996, the Company paid Cemar, Inc. (Cemar) approximately $15.9 million to repurchase 2,331,984 shares of Common Stock held by Cemar. On the same date, the Company paid damages of approximately $43.1 million and statutory post-judgment, pre-petition date interest of $129,000 to Cecilia M. Hanlon. On August 6, 1996, the Company funded approximately $8.3 million of post-petition date interest by depositing such amount into an escrow account (the Escrow Account) pending the outcome of a dispute involving the entitlement of the plaintiffs in the Shoen Litigation to post-petition date interest (discussed below). The Common Stock held by Cemar was transferred into the Company treasury. In addition, on September 6, 1996, the Company paid Katabasis International, Inc. (Katabasis) approximately $27.5 million to repurchase 4,041,924 shares of Common Stock held by
Katabasis. On the same date, the Company paid damages of approximately $74.8 million and statutory post-judgment, pre-petition date interest of $224,000 to Samuel W. Shoen. The Company also funded approximately $15.7 million of post-petition date interest into the Escrow Account. On September 20, 1996, the Company paid Kattydid, Inc. (Kattydid) approximately $8.7 million to repurchase 1,282,248 shares of Common Stock held by Kattydid and paid Katrina (Shoen) Carlson approximately $5.0 million to repurchase 734,376 shares of Common Stock held by her. On the same date, the Company paid damages of approximately $37.3 million and statutory post-judgment, pre-petition date interest of $112,000 to Katrina Shoen Carlson. The Company also funded approximately $8.0 million of post-petition date interest into the Escrow Account. Finally, on October 1, 1996, the Company paid MICKL, Inc. (MICKL) approximately $27.4 million to repurchase 4,035,924 shares of
Common Stock held by MICKL and paid Michael L. Shoen $3,000 to repurchase 380 shares of Common Stock held by him. On the same date, the Company paid damages of approximately $73.2 million and statutory post-judgment, pre-petition date interest of $224,000 to Michael L. Shoen. The Company also funded approximately $16.2 million of post-petition date interest into the Escrow Account. As a result of the foregoing transactions, the balance of the judgment in the Shoen Litigation has been satisfied in full. On October 1, 1996, the Director-Defendants emerged from bankruptcy upon the filing of a Notice with the bankruptcy court that the effective date of the reorganized debtors' confirmed Plans has occurred and that the confirmed Plans have been performed and are substantially consummated.

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

      In addition, L.S. Shoen, one of the plaintiffs in the Shoen
Litigation, entered into a Settlement, Mutual Release of All Claims and Confidentiality Agreement, dated as of October 15, 1996 (the
Settlement Agreement) with the Company resolving the lawsuit in the District Court of Clark County, Nevada entitled L.S. Shoen v. AMERCO,
Case No. A277938, instituted June 7, 1989. A Notice of Dismissal has been filed with the court by the parties, but an order dismissing the case has not been signed by the judge. This settlement resolves a long-standing dispute between the Company and L.S. Shoen regarding L.S. Shoen's entitlement to compensation pursuant to an alleged lifetime employment contract.
Pursuant to the Settlement Agreement, the Company paid L.S. Shoen
$15.0 million.

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


                                   U-Haul International, Inc.
                                   ___________________________________
                                            (Registrant)


Dated: November 6, 1996            By: /S/ DONALD W. MURNEY
                                   ___________________________________
                                        Donald W. Murney, Treasurer
                                       (Principal Financial Officer)