Form 10-Q
period 1996-12-31
U HAUL INTERNATIONAL INC
filed 1997-02-19
CIK 4458

UNITED STATES SECURITIES AND EXCHANGE

                        COMMISSION Washington, D.C. 20549

                              FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934


          For the quarterly period ended December 31, 1996


                                 OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
For the transition period from __________________ to  __________________
Commission      Registrant, State of Incorporation     I.R.S.Employer
File Number      Address and Telephone Number         Identification No.
_______________________________________________________________________

  0-7862          AMERCO                                 88-0106815
                  (A Nevada Corporation)
                  1325 Airmotive Way, Set. 100
                  Reno, Nevada  89502-3239
                  Telephone (702) 688-6300


  2-38498         U-Haul International, Inc.             86-0663060
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

22,614,087 shares of AMERCO Common Stock, $0.25 par value were outstanding at February 19, 1997.

5,385 shares of U-Haul International, Inc. Common Stock, $0.01 par value, were outstanding at February 19, 1997. U-Haul
International, Inc. meets the conditions set forth in General
Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

                          TABLE OF CONTENTS



PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

         a)  Consolidated Balance Sheets as of December 31,
             1996, March 31, 1996 and December 31, 1995...........       4

         b)  Consolidated Statements of Earnings for the Nine
             Months ended December 31, 1996 and 1995..............       6

         c)  Consolidated Statements of Changes in Stockholders'
             Equity for the Nine Months ended December 31, 1996
             and 1995.............................................       7

         d)  Consolidated Statements of Earnings for the
             Quarters ended December 31, 1996 and 1995............       9
         e)  Consolidated Statements of Cash Flows for the
             Nine Months ended December 31, 1996 and 1995.........      10

         f)  Notes to Consolidated Financial Statements -
             December 31, 1996, March 31, 1996 and
             December 31, 1995....................................      11

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations......................      19

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.........................      29

                          THIS PAGE LEFT
                       INTENTIONALLY BLANK

                 PART I.  FINANCIAL INFORMATION




ITEM 1.  FINANCIAL STATEMENTS.


              AMERCO AND CONSOLIDATED SUBSIDIARIES

                   Consolidated Balance Sheets


                                            December 31,  March 31, December 31,
            ASSETS                              1996        1996       1995
                                           -------------------------------------
                                           (unaudited)   (audited) (unaudited)
                                                       (in thousands)
Cash and cash equivalents                  $    20,873     31,168     39,043
Receivables                                    237,866    340,564    336,358
Inventories                                     54,857     45,891     49,645
Prepaid expenses                                16,922     16,415     17,824
Investments, fixed maturities                  885,865    879,702    830,594
Investments, other                             117,684    126,587    141,291
Deferred policy acquisition costs               52,919     49,995     53,162
Other assets                                    72,811     20,941     19,945
                                             -------------------------------
Property, plant and equipment, at
  cost:
  Land                                         215,566    212,593    214,384
  Buildings and improvements                   811,008    769,380    752,704
  Furniture and equipment                      196,248    188,734    185,504
  Rental trailers and other rental
    equipment                                  149,136    256,411    256,139
  Rental trucks                                940,701    968,131    933,727
  General rental items                          22,007     24,197     47,345
                                             -------------------------------
                                             2,334,666  2,419,446  2,389,803
  Less accumulated depreciation              1,088,618  1,102,731  1,128,870
                                             -------------------------------
       Total property, plant and
         equipment                           1,246,048  1,316,715  1,260,933
                                             -------------------------------






                                           $ 2,705,845  2,827,978  2,748,795
                                             ===============================
The accompanying notes are an integral part of these consolidated financial statements.

                                            December 31,  March 31, December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY           1996         1996      1995
                                            ------------------------------------
                                            (unaudited)   (audited) (unaudited)
                                                       (in thousands)
Liabilities:
  Accounts payable and accrued
    liabilities                            $   106,518    151,754    132,043
  Notes and loans                              933,410    998,220    890,633
  Policy benefits and losses, claims
    and loss expenses payable                  484,254    483,561    487,652
  Liabilities from premium deposits            435,838    410,787    393,572
  Cash overdraft                                24,620     32,159     28,847
  Other policyholders' funds and
    liabilities                                 31,663     25,713     23,015
  Deferred income                               33,991      2,926      9,613
  Deferred income taxes                         22,580     73,310     88,246
                                             -------------------------------
Stockholders' equity:
  Serial preferred stock, with or
    without par value, 50,000,000
    shares authorized; 6,100,000 shares
    issued without par value and
    outstanding as of December 31, 1996,
    March 31, 1996 and December 31, 1995         -          -          -
  Series B preferred stock, with no par
    value, 100,000 shares authorized;
    100,000 shares issued and
    outstanding as of December 31, 1996,
    none issued and outstanding as of
    March 31, 1996 and December 31, 1995         -          -          -
  Serial common stock, with or
    without par value, 150,000,000
    shares authorized; none issued
    and outstanding                              -          -          -
  Series A common stock of $0.25 par
    value, 10,000,000 shares authorized;
    5,762,495 shares issued as of
    December 31, 1996,  March 31, 1996,
    and December 31, 1995                        1,441      1,441      1,441
  Common stock of $0.25 par value,
    150,000,000 shares authorized;
    36,487,505 shares issued as of
    December 31, 1996, and 34,237,505
    issued as of March 31, 1996,
    and December 31, 1995                        9,122      8,559      8,559
  Additional paid-in capital                   338,528    165,756    165,756
  Foreign currency translation                 (13,282)   (11,877)   (11,895)
  Unrealized gain(loss) on investments           1,614     11,097      5,635
  Retained earnings                            665,210    609,019    610,076
                                             -------------------------------
                                             1,002,633    783,995    779,572
  Less:
    Cost of common shares in treasury,
      (19,635,913 shares as of December 31,
      1996, 7,209,077 shares as of
      March 31, 1996, and 4,724,013
      shares as of December 31, 1995)          348,923    111,118     61,069
    Unearned employee stock
      ownership plan shares                     20,739     23,329     23,329
                                             -------------------------------
         Total stockholders' equity            632,971    649,548    695,174

Contingent liabilities and commitments
                                             -------------------------------

                                           $ 2,705,845  2,827,978  2,748,795
                                             ===============================
The accompanying notes are an integral part of these consolidated financial statements.

              AMERCO AND CONSOLIDATED SUBSIDIARIES

               Consolidated Statements of Earnings

                  Nine Months ended December 31,
                           (Unaudited)

                                                   1996        1995
                                              -----------------------
                                                (in thousands except
                                                   per share data)
Revenues
  Rental and other revenue                  $    776,414     721,835
  Net sales                                      141,728     136,666
  Premiums                                       116,671     116,256
  Net investment income                           36,803      34,078
                                              ----------------------
       Total revenues                          1,071,616   1,008,835

Costs and expenses
  Operating expense                              618,080     545,547
  Advertising expense                             24,752      31,759
  Cost of sales                                   84,305      81,917
  Benefits and losses                            109,155     113,435
  Amortization of deferred acquisition
    costs                                         12,404      12,114
  Depreciation                                    57,647      79,049
  Interest expense                                54,718      52,684
                                              ----------------------
       Total costs and expenses                  961,061     916,505

Pretax earnings from operations                  110,555      92,330
Income tax expense                               (40,347)    (34,120)
                                              ----------------------
Earnings from operations before
  extraordinary loss on early
  extinguishment of debt                          70,208      58,210
Extraordinary loss on early
  extinguishment of debt, net                     (2,319)      -

                                              ----------------------
       Net earnings                         $     67,889      58,210
                                              ======================
Earnings per common share:
Earnings from operations before
  extraordinary loss on early
  extinguishment of debt                    $       2.20        1.32
Extraordinary loss on early
  extinguishment of debt, net                       (.09)        -

                                              ----------------------
Net earnings                                $       2.11        1.32
                                              ======================
Weighted average common shares outstanding    26,683,455  36,796,961
                                              ======================
The accompanying notes are an integral part of these consolidated financial statements.

              AMERCO AND CONSOLIDATED SUBSIDIARIES

   Consolidated Statements of Changes in Stockholders' Equity

                  Nine Months ended December 31,
                           (Unaudited)

                                                   1996        1995
                                                --------------------
                                                     (in thousands)
Series A common stock of $0.25 par value:
  10,000,000 shares authorized; 5,762,495
  shares issued as of December 31, 1996,
  March 31, 1996 and December 31, 1995
    Beginning and end of period                $   1,441       1,441
                                                 -------------------
Common stock of $0.25 par value:
  150,000,000 shares authorized; 36,487,505
  shares issued as of December 31, 1996,
  34,237,505 shares issued as of
  March 31, 1996 and December 31, 1995
    Beginning period                               8,559       8,559
    Issuance of common stock                         563         -
                                                 -------------------
  End of period                                    9,122       8,559
                                                 -------------------
Additional paid-in capital:
  Beginning of period                            165,756     165,675
    Issuance of common shares under ESOP             485          81
    Issuance of common stock                      73,665         -
    Issuance of preferred stock                   98,622         -

                                                 -------------------
  End of period                                  338,528     165,756
                                                 -------------------
Foreign currency translation:
  Beginning of period                            (11,877)    (12,435)
  Change during period                            (1,405)        540
                                                 -------------------
  End of period                                  (13,282)    (11,895)
                                                 -------------------
Unrealized gain (loss) on investments:
  Beginning of period                             11,097      (6,483)
  Change during period                            (9,483)     12,118
                                                 -------------------
  End of period                                    1,614       5,635
                                                 -------------------
Retained earnings:
  Beginning of period                            609,019     561,589
    Net earnings                                  67,889      58,210
    Dividends paid to stockholders:
    Preferred stock:
      Series A ($1.59 per share
      for 1996 and 1995, respectively)            (9,723)     (9,723)
      Series B ($19.75 per share
      for 1996)                                   (1,975)        -
                                                 -------------------
  End of period                                  665,210     610,076
                                                 -------------------

The accompanying notes are an integral part of these consolidated financial statements.

              AMERCO AND CONSOLIDATED SUBSIDIARIES

    Consolidated Statements of Changes in Stockholders' Equity,
                             continued

                  Nine Months ended December 31,
                           (Unaudited)

                                                   1996        1995
                                                --------------------
                                                    (in thousands)
Less Treasury stock:
  Beginning of period                            111,118      10,461
  Net increase (12,426,836 shares in 1996
    and 3,388,076 in 1995)                       237,805      50,608
                                                 -------------------
  End of period                                  348,923      61,069
                                                 -------------------
Less Unearned employee stock ownership
    plan shares:
  Beginning of period                             23,329      21,101
    Increase in loan                                   1       4,576
    Proceeds from loan                            (2,591)     (2,348)
                                                 -------------------
  End of period                                   20,739      23,329
                                                 -------------------
Total stockholders' equity                     $ 632,971     695,174
                                                 ===================






The accompanying notes are an integral part of these consolidated financial statements.

              AMERCO AND CONSOLIDATED SUBSIDIARIES


               Consolidated Statements of Earnings


                    Quarters ended December 31,
                           (Unaudited)

                                                   1996       1995
                                              -----------------------
                                                (in thousands except
                                                   per share data)

Revenues
  Rental and other revenue                  $    221,359    217,406
  Net sales                                       34,536     33,991
  Premiums                                        43,922     44,871
  Net investment income                           11,663     10,791
                                              ---------------------
       Total revenues                            311,480    307,059

Costs and expenses
  Operating expense                              211,950    192,362
  Advertising expense                              8,738      7,698
  Cost of sales                                   21,666     23,916
  Benefits and losses                             42,439     45,336
  Amortization of deferred acquisition
    costs                                          4,347      4,315
  Depreciation                                    18,928      2,774
  Interest expense                                19,436     17,130
                                              ---------------------
       Total costs and expenses                  327,504    293,531

Pretax earnings (loss) from operations           (16,024)    13,528
Income tax benefit (expense)                       6,486     (5,827)
                                              ---------------------
Earnings (loss) from operations before
  extraordinary loss on early
  extinguishment of debt                          (9,538)     7,701
Extraordinary loss on early
  extinguishment of debt, net                       (315)       -

                                              ---------------------

       Net earnings (loss)                  $     (9,853)     7,701
                                              =====================


Earnings (loss) per common share:
Earnings (loss) from operations before
  extraordinary loss on early
  extinguishment of debt                    $       (.72)       .13
Extraordinary loss on early
  extinguishment of debt, net                       (.02)        -

                                              ---------------------
Net earnings (loss)                         $       (.74)       .13
                                              =====================

Weighted average common shares outstanding    20,359,873 34,527,233
                                              =====================




The accompanying notes are an integral part of these consolidated financial statements.

              AMERCO AND CONSOLIDATED SUBSIDIARIES

              Consolidated Statements of Cash Flows

                  Nine Months ended December 31,
                           (Unaudited)
                                                   1996       1995
                                                -------------------
                                                    (in thousands)
Cash flows from operating activities:
  Net earnings                                $   67,889     58,210
    Depreciation and amortization                 71,813     92,525
    Provision for losses on accounts
      receivable                                   2,791      3,734
    Net (gain) loss on sale of real and
      personal property                           (6,461)     2,692
    Loss on sale of investments                     (173)    (4,525)
    Changes in policy liabilities and
      accruals                                     5,927     11,479
    Additions to deferred policy
      acquisition costs                          (11,873)   (18,599)
    Net change in other operating assets
      and liabilities                            (59,078)     4,564
                                                -------------------
Net cash provided by operating activities         70,835    150,080
                                                -------------------

Cash flows from investing activities:
  Purchases of investments:
    Property, plant and equipment               (159,744)  (207,465)
    Fixed maturities                            (132,855)  (247,166)
    Real estate                                     (767)    (7,151)
    Mortgage loans                               (18,939)    (7,384)
  Proceeds from sale of investments:
    Property, plant and equipment                214,411    139,881
    Fixed maturities                             106,564    145,068
    Real estate                                      599        614
    Mortgage loans                                35,525     21,918
  Changes in other investments                      (931)    (1,466)
                                                -------------------
Net cash provided (used) by investing
    activities                                    43,863   (163,151)
                                                -------------------
Cash flows from financing activities:
  Net change in short-term borrowings           (328,000)   (28,500)
  Proceeds from notes                            487,800    140,141
  Debt issuance costs                             (4,724)    (1,628)
  Loan to leveraged Employee Stock
    Ownership Plan                                    (1)    (4,576)
  Proceeds from leveraged Employee Stock
    Ownership Plan                                 2,591      2,348
  Principal payments on notes                   (224,610)  (102,230)
  Issuance of common stock                        74,228        -
  Issuance of preferred stock                     98,622        -
  Net change in cash overdraft                    (7,539)    (2,516)
  Dividends paid                                 (11,698)    (9,723)
  Treasury stock acquisitions                   (237,805)   (65,081)
  Investment contract deposits                    68,705    133,096
  Investment contract withdrawals                (42,562)   (44,503)
                                                -------------------
Net cash provided (used) by
   financing activities                         (124,993)    16,828
                                                -------------------
Increase (decrease)in cash and
  cash equivalents                               (10,295)     3,757
Cash and cash equivalents at
  beginning of period                             31,168     35,286
                                                -------------------
Cash and cash equivalents at
  end of period                               $   20,873     39,043
                                                ===================


The accompanying notes are an integral part of these consolidated financial statements.

                 AMERCO AND CONSOLIDATED SUBSIDIARIES

              Notes to Consolidated Financial Statements

        December 31, 1996, March 31, 1996 and December 31, 1995
                              (Unaudited)


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

     The consolidated balance sheets as of December 31, 1996 and 1995, and the related consolidated statements of earnings, changes in stockholders' equity and cash flows for the nine months ended December 31, 1996 and 1995 are unaudited; in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

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

     Certain   reclassifications  have  been  made  to  the  financial
statements for the nine months ended December 31, 1995 to conform with the current year's presentation.

                 AMERCO AND CONSOLIDATED SUBSIDIARIES

                              (Unaudited)


2.   INVESTMENTS

     A comparison of amortized cost to market for fixed maturities is as follows (in thousands except for par value):

September 30, 1996     Par Value               Gross       Gross    Estimated
------------------
  Consolidated         or number  Amortized  unrealized  unrealized   market
  Held-to-Maturity     of shares     cost      gains       losses      value
                       -------------------------------------------------------
  U.S. treasury
    securities
    and government
    obligations        $  17,805  $  17,708      1,117           -    18,825
  U.S. government
    agency mortgage
    backed securities  $  56,618     56,233        510      (2,163)   54,580
  Obligations of
    states and
    political
    subdivisions       $  31,940     31,711      1,055        (101)   32,665
  Corporate
    securities         $ 187,196    191,500      2,463      (3,171)  190,792
  Mortgage-backed
    securities         $  96,052     94,307      1,296      (2,610)   92,993
  Redeemable preferred
    stocks                   350     10,778        275        (170)   10,883
                                    ----------------------------------------
                                    402,237      6,716      (8,215)  400,738
                                    ----------------------------------------
September 30, 1996     Par Value               Gross       Gross    Estimated
------------------
  Consolidated         or number  Amortized  unrealized  unrealized   market
  Available-for-Sale   of shares     cost      gains       losses      value
                       ------------------------------------------------------
  U.S. treasury
    securities and
    government
    obligations        $  11,685     11,776        870         -      12,646
  U.S. government
    agency mortgage
    backed securities  $  26,154     25,639        172        (295)   25,516
  States,
    municipalities
    and political
    subdivisions       $   9,900     10,062        483        (144)   10,401
  Corporate
    securities         $ 340,495    345,370      5,223      (5,131)  345,462
  Mortgage-backed
    securities         $  85,061     84,514      1,094      (1,263)   84,345
  Redeemable preferred
    stocks                   208      5,161         98          (1)    5,258
                                    ----------------------------------------
                                    482,522      7,940      (6,834)  483,628
                                    ----------------------------------------
         Total                    $ 884,759     14,656     (15,049)  884,366
                                    ========================================

                 AMERCO AND CONSOLIDATED SUBSIDIARIES

                              (Unaudited)


3.   SUMMARIZED CONSOLIDATED FINANCIAL INFORMATION OF PONDEROSA
HOLDINGS, INC. AND ITS SUBSIDIARIES

     A summary consolidated balance sheet (unaudited) for Ponderosa Holdings, Inc. and its subsidiaries is presented below:

                                                     December 31,
                                                   1996        1995
                                               ----------------------
                                                   (in thousands)

      Investments - fixed maturities         $   885,865      830,594
      Other investments                           96,374      114,113
      Receivables                                145,191      150,889
      Deferred policy acquisition costs           52,919       53,162
      Due from affiliate                          52,806       21,984
      Deferred federal income taxes               17,573        3,621
      Other assets                                10,313       16,216
                                               ----------------------
           Total assets                      $ 1,261,041    1,190,579
                                               ======================

      Policy liabilities and accruals        $   418,020      417,583
      Unearned premiums                           66,433       70,074
      Premium deposits                           435,838      393,572
      Other policyholders' funds and
        liabilities                               45,053       25,848
                                               ----------------------
           Total liabilities                     965,344      907,077

      Stockholder's equity                       295,697      283,502
                                               ----------------------
                Total liabilities and
                  stockholder's equity       $ 1,261,041    1,190,579
                                               ======================
     A summarized consolidated income statement (unaudited) for Ponderosa Holdings, Inc. and its subsidiaries is presented below:

                                           Nine months ended December 31,
                                                   1996        1995
                                               -----------------------
                                                (in thousands)

      Premiums                               $   129,708      126,420
      Net investment income                       36,651       34,234
      Other income                                 2,548        6,884
           Total revenue                         168,907      167,538
                                                ---------------------
      Benefits and losses                        109,155      113,435
      Amortization of deferred policy
        acquisition costs                         12,404       12,114
      Other expenses                              25,712       15,597
                                                ---------------------
           Income from operations                 21,636       26,392
      Federal income tax expense                  (6,924)      (8,715)
                                                ---------------------
      Net income                             $    14,712       17,677
                                                =====================

     Effective January 7, 1997, Ponderosa Holdings, Inc. merged with and into AMERCO.

                 AMERCO AND CONSOLIDATED SUBSIDIARIES

                              (Unaudited)


4.   NOTES AND LOANS

     On July 18, 1996, the Company extinguished debt of approximately $76,250,000 by irrevocably placing cash into a trust of U.S. Treasury securities to be used to satisfy scheduled payments of principal and interest.

     In August 1996, the Company extinguished $86,167,000 of its long-term notes originally due in fiscal 1997 through fiscal 1999.

     The above transactions resulted in an extraordinary loss of $2,319,000, net of tax of $1,391,000 ($0.09 per share).

     Pursuant to a shelf registration statement, from September 13, 1996 through December 31, 1997, the Company issued $287,500,000 of fixed rate medium-term notes ranging from 6.71% to 8.04% with maturity dates ranging from 1998 to 2006, and a $25,000,000 floating rate medium-term note with a maturity date of October 1997. Subsequent to December 31, 1996, the Company issued $74,500,000 of fixed rate medium-term notes ranging from 7.23% to 8.08% with maturity dates from 2017 to 2027.


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

     On October 14, 1996, the Company paid an additional $15,000,000 to L.S. Shoen in settlement of all outstanding disputes pursuant to a Settlement, Mutual Release of All Claims and Confidentiality Agreement (Settlement Agreement), dated October 15, 1996 with the Company resolving the lawsuit in the District Court of Clark County, Nevada. The settlement resolves a long-standing dispute between the Company and L.S. Shoen regarding L.S. Shoen's entitlement to compensation pursuant to an alleged lifetime employment contract.

     On December 18, 1996, the Company sold 2,250,000 shares of Common Stock, $0.25 par value, to the public for $35.00 per share, receiving net proceeds of $74,228,000.

                 AMERCO AND CONSOLIDATED SUBSIDIARIES

                              (Unaudited)


6.   EARNINGS PER SHARE

     Earnings per share are computed based on the weighted average number of shares outstanding for the nine month and three month periods, excluding shares of the employee stock ownership plan that have not been committed to be released. Net income is reduced for preferred dividends for purposes of the calculation.

     The following table reflects the calculation of the earnings per share for the nine months as if the treasury acquisitions disclosed in
Note 5 of Notes to Consolidated Financial Statements had taken place as of the beginning of the year (in thousands except per share data):

                                                 Earnings per share calculation
                                                 ------------------------------
                                                  Weighted        As adjusted
                                                   average        for treasury
                                                  per share       acquisitions

     Earnings from operations
       before extraordinary
       loss on early
       extinguishment of debt     $  70,208
     Less dividends
       on preferred shares           11,698
                                   --------
                                     58,510      $      2.20            2.95
     Extraordinary loss on
       early extinguishment
       of debt                       (2,319)            (.09)           (.12)
                                   --------       ----------      ----------
     Net Earnings for per share
         calculation              $  56,191      $      2.11            2.83
                                   ========       ==========      ==========
     Weighted average common shares outstanding   26,683,455      19,849,398
                                                  ==========      ==========

7.   CONTINGENT LIABILITIES AND COMMITMENTS

     During the nine months ended December 31, 1996, U-Haul Leasing & Sales Co., a wholly-owned subsidiary of U-Haul International, Inc., entered into twelve transactions, whereby the Company sold rental trucks or trailers and subsequently leased them back. AMERCO has guaranteed $15,351,000 of residual values at December 31, 1996 on the rental trucks and trailers at the end of the lease term. U-Haul entered into one transaction, whereby the Company sold rental trailers and subsequently leased them back. Also, U-Haul entered into five transactions, whereby the Company sold and subsequently leased back computer equipment. Following are the lease commitments for the leases executed during the nine months ended December 31, 1996, which have a term of more than one year (in thousands):

                         Year ended      Lease
                          March 31,   Commitments
                         ------------------------
                           1997       $  17,990
                           1998          25,926
                           1999          25,926
                           2000          25,926
                           2001          24,795
                         Thereafter     116,341
                                        -------
                                      $ 236,904
                                        =======

                 AMERCO AND CONSOLIDATED SUBSIDIARIES

                              (Unaudited)


7.   CONTINGENT LIABILITIES AND COMMITMENTS, continued

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


8.   SUPPLEMENTAL CASH FLOWS INFORMATION

     The (increase) decrease in receivables, inventories and accounts payable and accrued liabilities net of other operating and investing activities follows:

                                          Nine months ended December 31,
                                               1996         1995
                                            ----------------------
                                                (in thousands)

        Receivables                       $   86,194       (38,947)
                                            ======================
        Inventories                       $   (8,966)          692
                                            ======================
        Accounts payable and
          accrued liabilities             $  (82,175)        4,425
                                            ======================
     Income taxes paid in cash amounted to $4,780,000 and $368,000 for the nine months ended December 31, 1996 and 1995, respectively.

     Interest paid in cash amounted to $55,631,000 and $53,361,000 for the nine months ended December 31, 1996 and 1995, respectively.



9.   RELATED PARTIES

     During the nine months ended December 31, 1996, a subsidiary of the Company received principal payments of $84,001,000, interest payments of $4,090,000 and management fees of $1,112,000 from Three SAC Self-Storage Corporation (Three SAC). Three SAC's voting common stock is owned by SAC Holding Corporation (SAC Holding) and the non-voting preferred stock is owned by SAC Non-Business Trust. The voting common stock of SAC Holding is held by Mark V. Shoen, a major stockholder and officer of the Company. Three SAC properties are currently managed by the Company pursuant to a management agreement, under which the Company receives a management fee equal to 6% of the gross receipts from the properties. The management fee percentage is consistent with the fee received by the Company for other properties managed by the Company.

     On June 27, 1996, Three SAC senior notes with a principal of $86,000,000 were sold to an outside party.

     As of December 31, 1996, a subsidiary of the Company funded the purchase of twenty-six properties, with one additional property funded subsequent to the quarter end, by Four SAC Self-Storage Corporation (Four SAC) for an amount of approximately $26,290,000. Four SAC is owned by SAC Holding. The voting common stock of SAC Holding is held by Mark V. Shoen, a major stockholder and officer of the Company. Four SAC acquired eight of the properties from a subsidiary of the Company at a purchase price equal to the Company's acquisition cost plus capitalized costs. Such properties are currently managed by the Company for which the Company will receive a management fee equal to 6% of the gross receipts from the properties. The management fee percentage is consistent with the fee received by the Company for other properties managed by the Company. During the nine months ended December 31, 1996, a subsidiary of the Company received management fees of $105,000 from Four SAC.

                 AMERCO AND CONSOLIDATED SUBSIDIARIES

                              (Unaudited)


10.   NEW ACCOUNTING STANDARDS

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

     On April 1, 1995, the Company implemented Statement of Position 93-7, "Reporting on Advertising Costs", issued by the Accounting Standards Executive Committee in December 1993. This statement of position provides guidance on financial reporting on advertising costs in annual financial statements. Upon implementation, the Company recognized additional advertising expense of $8,647,000 for advertising costs not qualifying as direct-response. The adoption had the effect of reducing net income by $5,474,000 ($0.15 per share) for the nine months ended December 31, 1995.

     Other pronouncements issued by the Financial Standards Board with future effective dates are either not applicable or not material to the consolidated financial statements of the Company.


11.  SUBSEQUENT EVENTS

     On February 4, 1997, the Company declared a cash dividend of $3,241,000 ($0.531250 per share) to Series A 8 1/2% Preferred Stock shareholders of record as of February 14, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS
     The following table shows industry segment data from the Company's three industry segments: rental operations, life insurance and property and casualty insurance, for the nine months ended December 31, 1996 and 1995. Rental operations is composed of the operations of U-Haul and Amerco Real Estate Company. Life insurance is composed of the operations of Oxford Life Insurance Company (Oxford). Property and casualty insurance is composed of the operations of Republic Western Insurance Company (RWIC). The Company's results of operations have historically fluctuated from quarter to quarter. In particular, the Company's U-Haul rental operations are seasonal and proportionately more of the Company's revenues and net earnings are generated in the first and second quarters each fiscal year (April through September).

                                          Property/  Adjustments
                     Rental      Life     Casualty       and
                   Operations  Insurance  Insurance  Eliminations  Consolidated
                   ------------------------------------------------------------
                                           (in thousands)
Nine months ended
December 31, 1996
Revenues:
  Outside           $  916,243     35,680   119,693          -        1,071,616
  Intersegment            -         1,235    12,334      (13,569)           -
                     ----------------------------------------------------------
    Total revenues     916,243     36,915   132,027      (13,569)     1,071,616
                     ==========================================================
Operating profit    $  143,637      8,772    12,864          -          165,273
                     ===========================================
Interest expense                                                         54,718
Pretax earnings                                                         -------
  from operations                                                     $ 110,555
                                                                        =======
Identifiable assets $1,774,139    635,254   625,787      (329,335)    2,705,845
                     ==========================================================
                                          Property/  Adjustments
                     Rental      Life     Casualty       and
                   Operations  Insurance  Insurance  Eliminations  Consolidated
                   ------------------------------------------------------------
                                           (in thousands)
Nine months ended
December 31, 1995
Revenues:
  Outside           $  851,910     36,319   120,606          -        1,008,835
  Intersegment            (656)     1,074     9,580       (9,998)           -
                     ----------------------------------------------------------
    Total revenues     851,254     37,393   130,186       (9,998)     1,008,835
                     ==========================================================
Operating profit    $  117,966     10,069    16,323          656        145,014
                     ===========================================
Interest expense                                                         52,684
Pretax earnings                                                         -------
  from operations                                                     $  92,330
                                                                        =======
Identifiable assets $1,867,323    582,043   608,536      (309,107)    2,748,795
                     ==========================================================

NINE  MONTHS ENDED DECEMBER 31, 1996 VERSUS NINE MONTHS ENDED  DECEMBER
31, 1995

U-Haul
     U-Haul revenues consist of (i) total rental and other revenue  and
(ii) net sales. Total rental and other revenue increased by $59.3 million, approximately 8.3%, to $774.4 million during the nine months ended December 31, 1996. The increase reflects higher net revenues from the rental of moving related equipment and self-storage facilities which increased in the aggregate by $37.9 million over the comparable period in fiscal 1996. Moving related rental revenues benefited from increased truck rental revenues due to improved utilization (volume), an increase in the fleet size and higher average dollars per transaction (pricing). Revenues from the rental of self-storage facilities were positively impacted by additional rentable square footage, and an increase in management fees from storage facilities managed for others. Other revenue increased in the aggregate by $21.4 million. Contributing to the increase in other revenues was an increase in net gains on the sale of real and personal property of $9.2 million over the comparable period for fiscal 1996.

     Net sales revenues were $141.7 million during the nine months ended December 31, 1996, which represents an increase of approximately 3.7% from $136.7 million for the comparable period in fiscal 1996. Revenue growth from the sale of moving support items, hitches and propane resulted in a $6.8 million increase during the nine months, which was partially offset by a decrease in gasoline sales consistent with the Company's ongoing efforts to remove underground storage tanks and gradually discontinue gasoline sales.

     Cost of sales was $84.3 million for the nine months ended December 31, 1996, which represents an increase of approximately 2.9% from $81.9 million for the comparable period in fiscal 1996. The increase in cost of sales reflects a $3.0 million increase in material costs from the sale of moving support items, hitches and propane which can be primarily attributed to higher sales levels.

     Operating expenses increased to $605.9 million for the nine months ended December 31, 1996 from $540.6 million for the comparable period in fiscal 1996, an increase of approximately 12.1%. The change from the prior year reflects a $24.2 million increase in rental equipment maintenance costs which reflects truck rental fleet expansion and transactional growth, a $19.3 million increase in personnel costs due to the increase in rental, sales and repair activity, and a $10.6 million increase in lease expense for rental equipment. All other operating expense categories increased in the aggregate by $11.2 million compared to the prior year.

     Advertising expense for the nine months ended December 31, 1996 declined by $7.0 million to $24.8 million from $31.8 million in the comparable period of the prior year. The decrease primarily reflects a one-time expense of $8.7 million recognized during the nine months ended December 31, 1995, due to the adoption of Statement of Position 93-7 which requires immediate recognition of advertising costs not qualifying as direct-response.

     Depreciation expense for the nine months ended December 31, 1996 declined to $57.6 million, as compared to $79.0 million during the comparable period of the prior year. During the third and fourth quarters of fiscal 1996, based on the Company's in-depth market analysis, the Company increased the estimated salvage value of certain rental trucks.


Oxford - Life Insurance
     Premiums from Oxford's reinsurance lines before intercompany eliminations were $15.6 million for the nine months ended September 30, 1996, or 73.4% of total premiums for that period. This represents an increase of $1.8 million over the comparable period in 1995 or an increase of 13.0%. Reinsurance premiums are primarily from term life insurance, deferred annuity contracts that have matured, and credit insurance business. Increases in premiums are primarily from the anticipated increase in annuitizations as a result of the maturing of deferred annuities and from additional production in the credit life and credit accident and health business.

     Premiums from Oxford's direct lines before intercompany eliminations were $5.7 million for the nine months ended September 30, 1996, an increase of $0.2 million. Oxford's direct business related to group life and disability coverage issued to employees of the Company for the nine months ended September 30, 1996 accounted for approximately 7.7% of premiums. Other direct lines, including the credit insurance business, accounted for approximately 18.9% of Oxford's premiums for the nine months ended September 30, 1996.

     Net investment income before intercompany eliminations was $13.9 million and $12.1 million for the nine month periods ended September 30, 1996 and 1995, respectively. This increase is primarily due to increases in deposit funds from additional production and increasing margins on the interest sensitive business.

     Other income is comprised of gains(losses) on the disposition of investments and income on the surrender of deferred annuity products. Gains(losses) on the disposition of investments were ($0.1) million and $4.4 million for the nine months ended September 30, 1996 and 1995, respectively. Oxford had $1.9 million and $1.5 million of surrender charge income for the nine month periods ended September 30, 1996 and 1995, respectively.

     Benefits and expenses incurred were $28.1 million for the nine months ended September 30, 1996, an increase of 2.9% from 1995. Comparable benefits and expenses incurred for 1995 were $27.3 million. This increase is primarily due to the increase in annuitizations discussed above.

     Operating profit before intercompany eliminations decreased by $1.3 million, or approximately 12.9%, in 1996 to $8.7 million, primarily due to a decrease in gains on the disposition of fixed maturity investments.


RWIC - Property and Casualty
     RWIC gross premium writings for the nine months ended September 30, 1996 were $133.0 million as compared to $138.7 million in the nine months ended September 30, 1995. This represents a decrease of $5.7 million, or 4.1%. As in prior years, the rental industry market accounts for a significant share of total premiums, approximately 48.2% and 44.4% in the nine months ended September 30, 1996 and 1995, respectively. These writings include U-Haul customers, fleetowners and U-Haul as well as other rental industry insureds with similar characteristics. RWIC continues underwriting professional reinsurance via broker markets. Premiums in this area decreased during the nine months ended September 30, 1996 to $37.1 million, or 27.9% of total gross premiums, from comparable 1995 figures of $42.7 million, or 30.8% of total premiums. Premium writings in selected general agency lines are expected to remain consistent with prior years. Premiums from selected general agency lines accounted for 14.3% of written premiums for the nine months ended September 30, 1996 as compared to 16.1% in the comparable period of 1995. This decrease is attributable to the withdrawal from a regional commercial multiple peril market. RWIC continued its direct multiple peril coverage of various commercial properties and businesses in 1996. These premiums accounted for 9.5% of the total gross written premium during the nine months ended September 30, 1996, as compared to 8.0% for the nine months ended September 30, 1995.

     Net earned premiums increased $1.3 million, or 1.2%, to $108.4 million for the nine months ended September 30, 1996, compared with premiums of $107.1 million for the nine months ended September 30, 1995. The premium increase was primarily the result of improved policy processing.

     Underwriting expenses incurred were $119.2 million for the nine months ended September 30, 1996, an increase of $5.3 million, or 4.7% over the nine months ended September 30, 1995. Comparable underwriting expenses incurred for the nine months of 1995 were $113.9 million. The increase is attributed to increased commission expense offset by decreased loss and loss adjusting expenses. The increased commission expense resulted from a smaller adjustment to realize a margin on a canceled general agency program, combined with increased acquisition expense on assumed treaty reinsurance business. The reduction in loss and loss adjusting expenses occurred in the rental industry liability and assumed treaty reinsurance lines.

     Net investment income was $22.7 million for the nine months ended September 30, 1996, an increase of 2.7% from the nine months ended September 30, 1995 net investment income of $22.1 million.

     RWIC completed the nine months ended September 30, 1996 with income before tax expense of $12.9 million as compared to $16.3 million for the comparable period ended September 30, 1995. This represents a decrease of $3.4 million, or 20.9% from the nine months ended September 30, 1995. Increased premium earnings were offset by increased commission expense to produce this change.

Interest Expense
     Interest expense increased by $2.0 million to $54.7 million for the nine months ended December 31, 1996, as compared to $52.7 million for the nine months ended December 31, 1995. The increase resulted from higher average debt levels during the current period.

Extraordinary Loss on Extinguishment of Debt
     During   the   second   quarter  of  fiscal  1997,   the   Company
extinguished debt of approximately $76.3 million by irrevocably placing cash into a trust of U.S. Treasury securities to be used to satisfy scheduled payments of principal and interest. The Company also extinguished $86.2 million of its long-term notes originally due in fiscal 1997 through fiscal 1999. These transactions resulted in an extraordinary loss of $2.3 million, net of tax of $1.4 million ($0.09 per share).

Consolidated Group
     As a result of the foregoing, pretax earnings of $110.6 million were realized during the nine months ended December 31, 1996, as compared to $92.3 million for the comparable period in 1995. After providing for income taxes and extraordinary loss on the extinguishment of debt, net earnings for the nine months ended December 31, 1996 were $67.9 million, as compared to $58.2 million for the comparable period of the prior year.

QUARTERLY RESULTS

     The following table presents unaudited quarterly results for the eleven quarters in the period beginning April 1, 1994 and ending December 31, 1996. The Company believes that all necessary adjustments have been included in the amounts stated below to present fairly, and in accordance with generally accepted accounting principles, the selected quarterly information when read in conjunction with the consolidated financial statements incorporated herein by reference. The Company's U-Haul rental operations are seasonal and proportionally more of the Company's revenues and net earnings from its U-Haul rental operations are generated in the first and second quarters of each fiscal year (April through September).
The operating results for the periods presented are not necessarily indicative of results for any future period (in thousands except for per share data).

                                            Quarter Ended
                              ---------------------------------
                               Jun 30,     Sep 30,     Dec 31,
                                 1996       1996        1996
                              ---------------------------------
Total revenues               $  359,708     400,428     311,480
Net earnings (loss)              40,005      37,737      (9,853)
Weighted average common
  shares outstanding (4)     32,015,301  27,675,192  20,359,873
Net earnings (loss)
  per common share (1) (4)(5)      1.15        1.22        (.74)


                                            Quarter Ended
                             ----------------------------------------------
                               Jun 30,     Sep 30,     Dec 31,      Mar 31,
                                 1995        1995        1995         1996
                             ----------------------------------------------
Total revenues               $  330,509     371,267     307,059     285,195
Net earnings (loss) (2) (3)      15,177      35,332       7,701       2,184
Weighted average common
  shares outstanding (4)     37,958,426  37,905,225  34,527,233  32,554,458
Net earnings (loss)
  per common share (1) (4)         0.31        0.85        0.13       (0.04)

                                            Quarter Ended
                             -----------------------------------------------
                               Jun 30,     Sep 30,     Dec 31,       Mar 31,
                                 1994        1994        1994          1995
                             -----------------------------------------------
Total revenues               $  322,333     359,520     294,858      259,521
Net earnings (loss)              29,413      40,071       1,907      (11,359)
Weighted average common
  shares outstanding         37,107,536  37,053,707  37,025,575   38,072,543
Net earnings (loss)
  per common share (1)             0.71        1.00       (0.04)       (0.44)
________________
(1) Net earnings (loss) per common share amounts were computed after giving effect to the dividend on the Company's Series A 8 1/2% Preferred Stock and Series B Preferred Stock.

(2) Reflects the adoption of Statement of Position 93-7, "Reporting on Advertising Costs."

(3) Reflects the change in estimated salvage value during the third and fourth quarters of fiscal 1996.

(4) Reflects the acquisition of treasury shares acquired pursuant to the Shoen Litigation. Due to the timing of the acquisition of treasury shares, it is not appropriate to sum the quarterly net earnings (loss) per common share to arrieve at an annualized calculation.

(5) During second quarter fiscal 1997, the Company extinguished $76.3 million of debt and $86.2 million of its long-term notes originally due in fiscal 1997 through fiscal 1999. This resulted in an extraordinary charge of $2.3 million, net of a $1.4 million tax benefit ($0.09 per share).

QUARTER ENDED DECEMBER 31, 1996 VERSUS QUARTER ENDED DECEMBER 31, 1995

U-Haul
     U-Haul revenues consist of (i) total rental and other revenue  and
(ii) net sales. Total rental and other revenue increased by $5.2 million, approximately 2.4%, to $220.2 million in the third quarter of fiscal 1997. The increase reflects a $10.4 million increase in net revenues from the rental of moving related equipment and self-storage facilities.

     Net sales revenues were $34.5 million in the third quarter of fiscal 1997, which represents an increase of approximately 1.6% from $34.0 million for the comparable period in fiscal 1996. Revenue growth from the sale of moving support items (i.e. boxes, etc.), hitches and propane resulted in a $1.8 million increase during the quarter which was offset by a decrease in outside repair income and a decrease in gasoline sales.

     Cost of sales was $21.7 million in the third quarter of fiscal 1997, which represents a decrease of approximately 9.4% from $23.9 million for the comparable period in fiscal 1996. This decrease in cost of sales reflects a reduction in inventory reserves based on actual physical counts taken which is offset by an increase in material costs from the sale of propane, hitches and moving support items which can be primarily attributed to higher sales levels.

     Operating expenses increased to $207.9 million in the third quarter of fiscal 1997 from $194.2 million in the third quarter of fiscal 1996, an increase of approximately 7.1%. The change from the prior year primarily is attributable to a $5.6 million increase in personnel costs and a $5.2 million increase in lease expense due to new leases initiated in the past nine months.

     Depreciation expense for the quarter was $18.9 million, as compared to $2.8 million during the comparable period of the prior year. During the third and fourth quarters of fiscal 1996, based on the Company's in-depth market analysis, the Company increased the estimated salvage value of certain rental trucks.


Oxford - Life Insurance
     Premiums from Oxford's reinsurance lines before intercompany eliminations were $5.0 million for the quarter ended September 30, 1996, or 72.0% of total premiums for that period. This represents an increase of $0.1 million over the comparable period in 1995 or an increase of 2.0%. Reinsurance premiums are primarily from term life insurance, deferred annuity contracts that have matured, and credit insurance business. Increases in premiums are primarily from the anticipated increase in annuitizations as a result of the maturing of deferred annuities and from additional production in the credit life and credit accident and health business.

     Premiums from Oxford's direct lines before intercompany eliminations were $2.0 million for the quarter ended September 30, 1996, a increase of $0.5 million. This increase in direct premium is primarily attributable to the credit insurance business. Oxford's direct business related to group life and disability coverage issued to employees of the Company for the quarter ended September 30, 1996 accounted for approximately 8.2% of premiums. Other direct lines, including the credit insurance business, accounted for approximately 19.8% of Oxford's premiums for the quarter ended September 30, 1996.

     Net investment income before intercompany eliminations was $4.5 million and $4.0 million for the quarters ended September 30, 1996 and 1995, respectively. This increase is primarily due to increases in deposit funds from additional production and increasing margins on the interest sensitive business.

     Other income is comprised of gains on the disposition of investments and income on the surrender of deferred annuity products. Gains on the disposition of investments were $0.2 million and $1.4 million for the quarters ended September 30, 1996 and 1995, respectively. Oxford had $0.7 million and $0.5 million of surrender charge income for the quarters ended September 30, 1996 and 1995, respectively.

     Benefits  and  expenses  incurred  were  $9.2  million  for   both
quarters ended September 30, 1996 and 1995.

     Operating profit before intercompany eliminations remained at $3.2 for both quarters ended September 30, 1996 and 1995.

RWIC - Property and Casualty
     RWIC gross premium writings for the quarter ended September 30, 1996 were $43.6 million as compared to $57.3 million in the third quarter of 1995. The rental industry market accounts for a significant share of total premiums, approximately $23.0 million or 52.7% and $27.7 million or 48.4% in the third quarters of 1996 and 1995, respectively. These writings include U-Haul customers, fleetowners and U-Haul as well as other rental industry insureds with similar characteristics. RWIC continues underwriting professional reinsurance via broker markets. Premiums in this area decreased during the third quarter of 1996 to $8.2 million, or 18.9% of total gross premiums, from comparable 1995 figures of $14.8 million, or 25.9% of total premiums. Premium writings in selected general agency lines are expected to remain consistent with prior years. Premiums from selected general agency lines accounted for $7.0 million or 15.9% share of written premiums in the third quarter of 1996 as compared to $8.6 million or 15.0% share in the third quarter of 1995. RWIC continued its direct multiple peril coverage of various commercial properties and businesses in 1996. These premiums accounted for 12.0% of total gross written premium during third quarter of 1996, as compared to 10.4% during the third quarter of 1995. The increase is the result of improved policy processing.

     Net  earned  premiums  increased $0.1 million  or  0.2%  to  $43.7 million for the quarter ended September 30, 1996, compared to $43.6 million for the quarter ended September 30, 1995.

     Underwriting expenses incurred were $48.6 million for the quarter ended September 30, 1996, an increase of $4.6 million, or 10.5% over the quarter ended September 30, 1995. Comparable underwriting expenses incurred for the third quarter of 1995 were $44.0 million. The increase is due to commission expense, specifically from a smaller adjustment to realize a margin on a canceled general agency program and an increase in acquisition expense on assumed treaty reinsurance business.

     Net investment income was $7.6 million for the quarter ended September 30, 1996, an increase of 11.8% over third quarter 1995 net investment income of $6.8 million. The increase is due to adjusted mortgage interest rates for 1995 which effectively understated the quarter ending September 30, 1995 net investment income.

     RWIC completed the third quarter of 1996 with income before tax expense of $3.2 million as compared to $6.8 million for the comparable period ended September 30, 1995. This represents a decrease of $3.6 million, or 52.9% from 1995. The decrease resulted from increased commission expense, partially offset by increased investment income.

Interest Expense
     Interest expense increased by $2.3 million to $19.4 million for the quarter ended December 31, 1996. An increase in average debt outstanding was primarily responsible for the increase.

Consolidated Group
     As a result of the foregoing, a pretax loss of $16.0 million was incurred during the quarter ended December 31, 1996, as compared to pretax earnings of $13.5 million for the comparable period in 1995. After providing for income taxes and extraordinary loss on the extinguishment of debt, the net loss for quarter ended December 31, 1996 was $9.9 million, as compared to net earnings of $7.7 million for the comparable period of the prior year.

LIQUIDITY AND CAPITAL RESOURCES

U-Haul
     To meet the needs of its customers, U-Haul must maintain a large inventory of fixed asset rental items. At December 31, 1996, net property, plant and equipment represented approximately 70.2% of total U-Haul assets and approximately 46.0% of consolidated assets. During the nine months ended December 31, 1996, capital expenditures were $159.7 million, as compared to $207.5 million during the nine months ended December 31, 1995, reflecting expansion of the rental truck fleet and real property acquisitions. These acquisitions were funded with internally generated funds from operations, operating leases, equity placements and debt financings.

     Cash flows from operations were $76.1 million during the nine months ended December 31, 1996, as compared to $135.6 million during the nine months ended December 31, 1995. The decrease of $59.5 million is primarily due to an increase in other assets, with decreases in accounts payable and accrued liabilities offset by the sale of mortgage note receivables. Cash flows from investing activities were affected by the sale and subsequent leaseback of rental trailers for net proceeds of $97.4 million.

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

     Cash provided by operating activities were $9.3 million and $5.1 million for the nine months ended September 30, 1996 and 1995, respectively. Cash flows from financing activities were $22.7 million and $62.1 million for the nine months ended September 30, 1996 and 1995, respectively. Cash flows from deferred annuity sales increase investment contract deposits which are a component of financing activities, as well as the purchase of fixed maturities which are a component of investing activities. In addition to cash flows from operating and financing activities, a substantial amount of liquid funds is available through Oxford's short-term portfolio. At September 30, 1996 and 1995, short-term investments amounted to $9.5 million and $18.0 million, respectively. Management believes that the overall sources of liquidity will continue to meet foreseeable cash needs.

     Stockholder's equity of Oxford decreased to $97.3 million in 1996 from $99.6 million in 1995. During the nine months ended September 30, 1996, Oxford paid dividends to Ponderosa of $3.9 million.

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

RWIC - Property and Casualty
     Cash  flows provided (used) by operating activities were  ($19.0)
million   for the nine months ended September 30, 1996, as compared  to
$16.9 million for the comparable period in 1995. The change is due to temporary increases in accounts receivable and due from affiliates.

     RWIC's short-term investment portfolio was $4.4 million at September 30, 1996. This level of liquid assets is considered adequate to meet periodic needs as well as any near term shortfall. This balance also reflects funds in transition from maturity proceeds to long-term investments. The structure of the long-term portfolio is designed to match future cash needs. Capital and operating budgets allow RWIC to accurately schedule cash needs.

     RWIC maintains a diversified investment portfolio. Approximately 96.8% of the portfolio consists of investment grade securities. The maturity distribution is designed to provide sufficient liquidity to meet future cash needs. Current liquidity is adequate, with current invested assets equal to 94.5% of total liabilities.

     Stockholder's  equity  increased  3.8%  from  $188.2  million  at
December  31,  1995  to  $195.3 million at September  30,  1996.   RWIC
considers current stockholder's equity to be adequate to support future growth and absorb unforeseen risk events. RWIC does not use debt or equity issues to increase capital and therefore has no exposure to capital market conditions. RWIC paid no stockholder dividends during the nine months ended September 30, 1996, however it did declare a $6.7 million dividend to Ponderosa, which was paid during December 1996.


Consolidated Group
     At December 31, 1996, total notes and loans payable outstanding was $933.4 million as compared to $998.2 million at March 31, 1996, and $890.6 million at December 31, 1995.

     During each of the fiscal years ending March 31, 1997, 1998, and 1999, U-Haul estimates gross capital expenditures will average approximately $290 million as a result of the expansion of the rental truck fleet and self-storage operation. This level of capital expenditures, combined with an average of approximately $100 million in annual long-term debt maturities during this comparable period, are expected to create annual average funding needs of approximately $390 million. Management estimates that U-Haul will fund approximately 75% of these requirements with internally generated funds, including proceeds from the disposition of older trucks and other asset sales. The remainder of the anticipated capital expenditures are expected to be financed through existing credit facilities, new debt placements, lease fundings and equity offerings.

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

Credit Agreements
     The Company's operations are funded by various credit and financing arrangements, including unsecured long-term borrowings, unsecured medium-term notes and revolving lines of credit with domestic and foreign banks. Principally to finance its fleet of trucks and trailers, the Company routinely enters into sale and leaseback transactions. As of December 31, 1996, the Company had $933.4 million in total notes and loans payable outstanding and unutilized committed lines of credit of approximately $487.0 million.

     In May 1996, the Company issued $175.0 million of 7.85% Senior Notes Due May 15, 2003. The Company has applied and will continue to apply the net proceeds from the sale of the notes to pay down, at maturity, a portion of the Company's long-term debt.

     Pursuant to a shelf registration statement, from September 13, 1996 through December 31, 1997, the Company issued $287,500,000 of fixed rate medium-term notes ranging from 6.71% to 8.04% with maturity dates ranging from 1998 to 2006, and a $25,000,000 floating rate medium-term note with a maturity date of October 1997. Subsequent to December 31, 1996, the Company issued $74,500,000 of fixed rate medium-term notes ranging from 7.23% to 8.08% with maturity dates from 2017 to 2027.

     Certain of the Company's credit agreements contain restrictive financial and other covenants, including, among others, covenants with respect to incurring additional indebtedness, maintaining certain financial ratios and placing certain additional liens on its properties and assets. At December 31, 1996, the Company was in compliance with these covenants.

                      PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         a. Exhibits

            2.1 Order Confirming Plan (1)
            2.2 Second Amended and Restated Debtor's Plan of
                Reorganization Proposed by Edward J. Shoen (1)
            3.1 Restated Articles of Incorporation as of January 23,1997
            3.2 Restated By-Laws of AMERCO as of August 27, 1996 (2)
           27   Financial Data Schedule

         b. Reports on Form 8-K.

                No report on Form 8-K was filed for the quarter ended December 31, 1996.
_____________________________________

(1) Incorporated by reference to the Company's Registration Statement on Form S-3, Registration No. 333-1195.

(2) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, file no. 0-7862.

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


                                   U-Haul International, Inc.
                                   ___________________________________
                                            (Registrant)


Dated: February 19, 1997             By: /S/ DONALD W. MURNEY
                                   ___________________________________
                                        Donald W. Murney, Treasurer
                                       (Principal Financial Officer)