Form 10-Q
period 1997-09-30
U HAUL INTERNATIONAL INC
filed 1997-11-13
CIK 4458

           UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549

                               FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

           For the quarterly period ended September 30, 1997

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

22,614,087 shares of AMERCO Common Stock, $0.25 par value, were outstanding at November 13, 1997.

5,385 shares of U-Haul International, Inc. Common Stock, $0.01 par value, were outstanding at November 13, 1997. U-Haul International, Inc. meets the conditions set forth in General Instruction H(1)(a) and
(b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

                          TABLE OF CONTENTS



PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

         a)  Consolidated Balance Sheets as of September 30, 1997,
             March 31, 1997 and September 30, 1996...................  4

         b)  Consolidated Statements of Earnings for the Six
             months ended September 30, 1997 and 1996................  6

         c)  Consolidated Statements of Changes in Stockholders'
             Equity for the Six months ended September 30, 1997
             and 1996................................................  7

         d)  Consolidated Statements of Earnings for the
             Quarters ended September 30, 1997 and 1996..............  8

         e)  Consolidated Statements of Cash Flows for the Six
             months ended September 30, 1997 and 1996................  9

         f)  Notes to Consolidated Financial Statements -
             September 30, 1997, March 31, 1997 and
             September 30, 1996...................................... 10

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations......................... 17

PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders......... 26

Item 6.  Exhibits and Reports on Form 8-K............................ 26

                          THIS PAGE LEFT
                        INTENTIONALLY BLANK

                  PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.


               AMERCO AND CONSOLIDATED SUBSIDIARIES

                    Consolidated Balance Sheets


                                           September 30, March 31, September 30,
            ASSETS                             1997        1997        1996
                                           ------------------------------------
                                            (unaudited)   (audited)  (unaudited)
                                                       (in thousands)


Cash and cash equivalents                  $    33,831      41,752      32,380
Receivables                                    249,992     238,523     311,480
Inventories                                     72,273      65,794      54,718
Prepaid expenses                                23,927      17,264      11,060
Investments, fixed maturities                  856,383     859,694     879,699
Investments, other                             149,757     127,306     162,661
Deferred policy acquisition costs               47,505      48,598      56,171
Other assets                                    71,948      72,997      61,428
                                             ---------------------------------
Property, plant and equipment, at
  cost:
  Land                                         209,944     209,803     214,853
  Buildings and improvements                   822,767     814,744     800,760
  Furniture and equipment                      205,045     199,126     191,826
  Rental trailers and other rental
    equipment                                  181,337     170,407     172,678
  Rental trucks                              1,053,326     947,911     950,209
                                             ---------------------------------
                                             2,472,419   2,341,991   2,330,326
  Less accumulated depreciation              1,116,032   1,094,925   1,077,193
                                             ---------------------------------

       Total property, plant and
         equipment                           1,356,387   1,247,066   1,253,133
                                             ---------------------------------

























                                           $ 2,862,003   2,718,994   2,822,730
                                             =================================

The accompanying notes are an integral part of these consolidated financial statements.

                                         September 30,  March 31, September 30,
 LIABILITIES AND STOCKHOLDERS' EQUITY         1997         1997       1996
                                         --------------------------------------
                                            (unaudited)   (audited)  (unaudited)
                                                       (in thousands)

Liabilities:
  Accounts payable and accrued
    liabilities                            $   106,471      131,099    153,732
  Notes and loans                            1,059,044      983,550    940,282
  Policy benefits and losses, claims
    and loss expenses payable                  485,415      469,134    485,932
  Liabilities from premium deposits            427,556      433,397    435,789
  Cash overdraft                                21,113       23,606     22,740
  Other policyholders' funds and
    liabilities                                 26,073       30,966     31,711
  Deferred income                               35,202       35,247     36,694
  Deferred income taxes                         46,785        9,675     62,820
                                             ---------------------------------
Stockholders' equity:
  Serial preferred stock, with or
    without par value, 50,000,000
    shares authorized -
    Series A preferred stock, with no
      par value, 6,100,000 shares issued
      and outstanding as of September 30, 1997,
      March 31, 1997 and September 30, 1996        -            -          -
    Series B preferred stock, with no
      par value, 100,000 shares issued
      and outstanding as of September 30, 1997,
      March 31, 1997 and September 30, 1996        -            -          -
  Serial common stock, with or
    without par value, 150,000,000
    shares authorized -
    Series A common stock of $0.25 par
      value, 10,000,000 shares authorized,
      5,762,495 shares issued as of
      September 30, 1997,  March 31, 1997,
      and September 30, 1996                     1,441        1,441      1,441
  Common stock of $0.25 par value,
    150,000,000 shares authorized,
    36,487,505 shares issued as of
    September 30, 1997 and March 31, 1997,
    and 34,237,505 shares issued as of
    September 30, 1996                           9,122        9,122      8,559
  Additional paid-in capital                   336,933      337,933    264,378
  Foreign currency translation adjustment      (14,653)     (14,133)   (12,451)
  Unrealized gain(loss) on investments           4,229        4,411        315
  Retained earnings                            697,569      644,009    680,279
                                             ---------------------------------
                                             1,034,641      982,783    942,521
  Less:
      Cost of common shares in treasury,
      (19,635,913 shares as of September 30,
      1997 and March 31, 1997, 15,599,609
      shares as of September 30, 1996)         359,723      359,723    266,315
    Unearned employee stock
      ownership plan shares                     20,574       20,740     23,176
                                             ---------------------------------
         Total stockholders' equity            654,344      602,320    653,030

Contingent liabilities and commitments
                                             ---------------------------------


                                           $ 2,862,003    2,718,994  2,822,730
                                             =================================

               AMERCO AND CONSOLIDATED SUBSIDIARIES

                Consolidated Statements of Earnings

                  Six months ended September 30,
                            (Unaudited)

                                                   1997         1996
                                              -----------------------
                                                 (in thousands except
                                                   per share data)

Revenues
  Rental revenue                            $    576,846      554,421
  Net sales                                      108,465      107,192
  Premiums                                        79,845       72,749
  Net investment income                           23,636       25,140
                                              -----------------------
       Total revenues                            788,792      759,502

Costs and expenses
  Operating expense                              461,830      446,058
  Cost of sales                                   61,654       62,639
  Benefits and losses                             82,033       66,716
  Amortization of deferred acquisition
    costs                                          7,123        8,057
  Depreciation, net                               39,273       31,739
                                              -----------------------
       Total costs and expenses                  651,913      615,209

Earnings from operations                         136,879      144,293

Interest expense, net of interest
  income of $7,064 and $18,637 in
  1997 and 1996, respectively                     33,644       17,714
                                              -----------------------

Pretax earnings from operations                  103,235      126,579
Income tax expense                               (35,005)     (46,833)
                                              -----------------------

Earnings from operations before
  extraordinary loss on early
  extinguishment of debt                          68,230       79,746
Extraordinary loss on early
  extinguishment of debt, net                     (4,138)      (2,004)
                                              -----------------------
       Net earnings                         $     64,092       77,742
                                              =======================

Earnings per common share:
Earnings from operations before
  extraordinary loss on early
  extinguishment of debt                    $       2.63         2.43
Extraordinary loss on early
  extinguishment of debt, net                       (.19)        (.07)
                                              -----------------------
Net earnings                                $       2.44         2.36
                                              =======================

Weighted average common shares outstanding    21,884,614   29,845,247
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

               AMERCO AND CONSOLIDATED SUBSIDIARIES

    Consolidated Statements of Changes in Stockholders' Equity

                  Six months ended September 30,
                            (Unaudited)

                                                   1997        1996
                                                -------------------
                                                    (in thousands)
Series A common stock of $0.25 par value:
  10,000,000 shares authorized, 5,762,495
  shares issued as of September 30, 1997,
  March 31, 1997 and September 30, 1996
    Beginning and end of period                $   1,441       1,441
                                                 -------------------

Common stock of $0.25 par value:
  150,000,000 shares authorized, 36,487,505
  shares issued as of September 30, 1997 and
  March 31, 1997, and 34,237,505 shares
  issued as of September 30, 1996
    Beginning and end of period                    9,122       8,559
                                                 -------------------

Additional paid-in capital:
  Beginning of period                            337,933     165,756
    Issuance of preferred stock                   (1,000)     98,622
                                                 -------------------
  End of period                                  336,933     264,378
                                                 -------------------

Foreign currency translation:
  Beginning of period                            (14,133)    (11,877)
  Change during period                              (520)       (574)
                                                 -------------------

  End of period                                  (14,653)    (12,451)
                                                 -------------------

Unrealized gain (loss) on investments:
  Beginning of period                              4,411      11,097
  Change during period                              (182)    (10,782)
                                                 -------------------

  End of period                                    4,229         315
                                                 -------------------

Retained earnings:
  Beginning of period                            644,009     609,019
    Net earnings                                  64,092      77,742
    Dividends paid to stockholders:
      Preferred stock Series A ($1.06 per share)  (6,482)     (6,482)
      Preferred stock Series B($40.50 per share)  (4,050)        -
                                                 -------------------

  End of period                                  697,569     680,279
                                                 -------------------

Less Treasury stock:
  Beginning of period                            359,723     111,118
  Net increase (8,390,532 shares in 1996)            -       155,197
                                                 -------------------

  End of period                                  359,723     266,315
                                                 -------------------

Less Unearned employee stock ownership
    plan shares:
  Beginning of period                             20,740      23,329
    Increase in loan                                   3         -
    Proceeds from loan                              (169)       (153)
                                                 -------------------

  End of period                                   20,574      23,176
                                                 -------------------

Total stockholders' equity                     $ 654,344     653,030
                                                 ===================






The accompanying notes are an integral part of these consolidated financial statements.

               AMERCO AND CONSOLIDATED SUBSIDIARIES

                Consolidated Statements of Earnings

                   Quarters ended September 30,
                            (Unaudited)

                                                   1997         1996
                                              -----------------------
                                                (in thousands except
                                                   per share data)

Revenues
  Rental revenue                            $    308,597      293,504
  Net sales                                       51,746       51,213
  Premiums                                        44,380       41,594
  Net investment income                           12,048       12,138
                                              -----------------------
       Total revenues                            416,771      398,449

Costs and expenses
  Operating expense                              241,152      235,403
  Cost of sales                                   30,257       31,058
  Benefits and losses                             46,934       43,458
  Amortization of deferred acquisition
    costs                                          3,663        4,035
  Depreciation, net                               18,694       12,460
                                              -----------------------
       Total costs and expenses                  340,700      326,414

Earnings from operations                          76,071       72,035

Interest expense, net of interest
  income of $3,586 and $7,754 in
  1997 and 1996, respectively                     16,956        9,743
                                              -----------------------

Pretax earnings from operations                   59,115       62,292
Income tax expense                               (20,083)     (22,551)
                                              -----------------------

Earnings from operations before
  extraordinary loss on early
  extinguishment of debt                          39,032       39,741
Extraordinary loss on early
  extinguishment of debt, net                     (4,138)      (2,004)
                                              -----------------------

       Net earnings                         $     34,894       37,737
                                              =======================


Earnings per common share:
Earnings from operations before
  extraordinary loss on early
  extinguishment of debt                    $       1.54         1.29
Extraordinary loss on early
  extinguishment of debt, net                       (.19)        (.07)
                                              -----------------------

       Net earnings                         $       1.35         1.22
                                              =======================


Weighted average common shares outstanding    21,890,072   27,675,192
                                              =======================




The   accompanying  notes   are   an  integral   part   of    these
consolidated financial statements.

               AMERCO AND CONSOLIDATED SUBSIDIARIES

               Consolidated Statements of Cash Flows

                  Six months ended September 30,
                            (Unaudited)
                                                   1997        1996
                                                --------------------
                                                    (in thousands)
Cash flows from operating activities:
  Net earnings                                $   64,092      77,742
    Depreciation and amortization                 53,334      48,582
    Provision for losses on accounts
      receivable                                   2,350       1,841
    Net (gain) loss on sale of real and
      personal property                             (465)     (6,980)
    Gain (loss) on sale of investments                25          50
    Changes in policy liabilities and
      accruals                                    29,244      17,688
    Additions to deferred policy
      acquisition costs                           (5,709)    (10,469)
    Net change in other operating assets
      and liabilities                            (19,808)    (13,530)
                                                --------------------
Net cash provided by operating activities        123,063     114,924
                                                --------------------

Cash flows from investing activities:
  Purchases of investments:
    Property, plant and equipment               (284,035)  (134,247)
    Fixed maturities                             (66,883)   (88,295)
    Equity investments                           (24,500)    (2,596)
    Mortgage loans                               (11,858)    (8,944)
    Real estate                                      -         (767)
  Proceeds from sale of investments:
    Property, plant and equipment                134,320     200,785
    Fixed maturities                              68,693      68,895
    Real estate                                      194         389
    Mortgage loans                                10,623      12,943
  Changes in other investments                     3,083     (40,510)
                                                --------------------
Net cash provided (used) by investing
  activities                                    (170,363)      7,653
                                                --------------------

Cash flows from financing activities:
  Net change in short-term borrowings            176,000    (177,500)
  Proceeds from notes                                -       337,500
  Debt issuance costs                               (506)     (4,125)
  Loan to leveraged Employee Stock
    Ownership Plan                                    (3)        -
  Proceeds from leveraged Employee Stock
    Ownership Plan                                   169         153
  Extraordinary loss on early
    extinguishment of debt, net                   (4,138)     (2,004)
  Principal payments on notes                   (100,506)   (217,938)
  Issuance of preferred stock                     (1,000)     98,622
  Net change in cash overdraft                    (2,493)     (9,419)
  Dividends paid                                 (10,532)     (6,482)
  Treasury stock acquisitions                        -      (155,197)
  Investment contract deposits                    11,726      42,950
  Investment contract withdrawals                (29,338)    (27,925)
                                                --------------------
Net cash provided (used) by
  financing activities                            39,379    (121,365)
                                                --------------------
Increase (decrease)in cash and
  cash equivalents                                (7,921)      1,212
Cash and cash equivalents at
  beginning of period                             41,752      31,168
                                                --------------------
Cash and cash equivalents at
  end of period                               $   33,831      32,380
                                                ====================

The accompanying notes are an integral part of these consolidated financial statements.

               AMERCO AND CONSOLIDATED SUBSIDIARIES

            Notes to Consolidated Financial Statements

     September 30, 1997, March 31, 1997 and September 30, 1996
                            (Unaudited)


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

     The consolidated balance sheets as of September 30, 1997 and 1996, and the related consolidated statements of earnings, changes in stockholders' equity and cash flows for the quarters ended September 30, 1997 and 1996 are unaudited; in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

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

     Property, plant and equipment are carried at cost and are depreciated on the straight-line and accelerated methods over the estimated useful lives of the assets. Maintenance is charged to operating expenses as incurred, while renewals and betterments are capitalized. Major overhaul costs are amortized over the estimated period benefited. Gains and losses on dispositions are netted against depreciation expense when realized.

     Earnings per share are computed by dividing net earnings after deduction of preferred stock dividends by the weighted average number of common shares outstanding, excluding shares of the employee stock ownership plan that have not been committed to be released. Preferred dividends include undeclared or unpaid dividends of the Company.

     Certain reclassifications have been made to the financial statements for the six months ended September 30, 1996 to conform with the current year's presentation.

               AMERCO AND CONSOLIDATED SUBSIDIARIES

                            (Unaudited)


2.   INVESTMENTS

     A comparison of amortized cost to market for fixed maturities is as follows:

  June 30, 1997
  -------------        Par Value               Gross       Gross     Estimated
  Consolidated         or number  Amortized  unrealized  unrealized   market
  Held-to-Maturity     of shares     cost      gains       losses     value
                       ------------------------------------------------------
                                            (in thousands)

  U.S. treasury
    securities
    and government
    obligations        $  16,630  $  16,506      1,015         (25)   17,496
  U.S. government
    agency mortgage-
    backed securities  $  47,372     47,112        384      (1,719)   45,777
  Obligations of
    states and
    political
    subdivisions       $  29,220     29,031      1,106         (12)   30,125
  Corporate
    securities         $ 166,440    170,250      2,870      (1,646)  171,474
  Mortgage-backed
    securities         $ 110,431    109,008      1,390      (1,537)  108,861
  Redeemable preferred
    stocks                 1,207     33,636        433        (180)   33,889
                                    ----------------------------------------

                                    405,543      7,198      (5,119)  407,622
                                    ----------------------------------------

  June 30, 1997
  -------------        Par Value               Gross       Gross     Estimated
  Consolidated         or number  Amortized  unrealized  unrealized   market
  Available-for-Sale   of shares     cost      gains       losses     value
                       ------------------------------------------------------

  U.S. treasury
    securities and
    government
    obligations        $  11,685     11,762        816         -      12,578
  U.S. government
    agency mortgage-
    backed securities  $  28,350     27,863        460         (60)   28,263
  States,
    municipalities
    and political
    subdivisions       $  12,400     12,573        510         (84)   12,999
  Corporate
    securities         $ 298,957    302,139      6,092      (2,309)  305,922
  Mortgage-backed
    securities         $  75,635     75,061      1,573        (470)   76,164
  Redeemable preferred
    stocks                   561     14,620        331         (37)   14,914
                                    ----------------------------------------
                                    444,018      9,782      (2,960)  450,840
                                    ----------------------------------------

         Total                    $ 849,561     16,980      (8,079)  858,462
                                    ========================================

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

               AMERCO AND CONSOLIDATED SUBSIDIARIES

                            (Unaudited)



3.   SUMMARIZED  CONSOLIDATED FINANCIAL  INFORMATION  OF  INSURANCE
SUBSIDIARIES

     A summary consolidated balance sheet for RWIC is presented below:

                                                             June 30,
                                                     ---------------------
                                                         1997        1996
                                                     ---------------------
                                                          (in thousands)

    Investments - fixed maturities                 $   412,140     394,750
    Other investments                                   24,014      13,678
    Receivables                                        117,613     135,339
    Deferred policy acquisition costs                    9,217      11,833
    Due from affiliate                                  32,521      36,696
    Deferred federal income taxes                       16,851      17,320
    Other assets                                         9,867      13,369
                                                       -------------------
         Total assets                              $   622,223     622,985
                                                       ===================

    Policy liabilities and accruals                $   348,252     335,130
    Unearned premiums                                   55,235      74,266
    Other policyholders' funds and liabilities          22,166      20,896
                                                       -------------------
         Total liabilities                             425,653     430,292

    Stockholder's equity                               196,570     192,693
                                                       -------------------

              Total liabilities and
                stockholder's equity               $   622,223     622,985
                                                       ===================

     A   summarized  consolidated  income  statement  for  RWIC  is presented below:

                                                   Six months ended June 30,
                                                   -------------------------
                                                         1997        1996
                                                   -------------------------
                                                          (in thousands)

    Premiums                                       $    78,996      64,754
    Net investment income                               15,280      15,157
                                                     ---------------------
         Total revenue                                  94,276      79,911
    Benefits and losses                                 69,918      55,283
    Amortization of deferred policy
      acquisition costs                                  4,311       4,929
    Other expenses                                      14,224       9,998
                                                     ---------------------
         Income from operations                          5,823       9,701
    Federal income tax expense                          (1,645)     (2,957)
                                                     ---------------------
    Net income                                     $     4,178       6,744
                                                     =====================

               AMERCO AND CONSOLIDATED SUBSIDIARIES

                            (Unaudited)

3. SUMMARIZED CONSOLIDATED FINANCIAL INFORMATION OF INSURANCE SUBSIDIARIES, continued

     A summary consolidated balance sheet for Oxford is presented below:

                                                             June 30,
                                                     ---------------------
                                                         1997        1996
                                                     ---------------------
                                                          (in thousands)

    Investments - fixed maturities                 $   444,243     484,949
    Other investments                                  102,894      85,196
    Receivables                                         14,527      14,761
    Deferred policy acquisition costs                   38,288      44,338
    Due from affiliate                                     121         307
    Other assets                                         2,402       1,585
                                                       -------------------
         Total assets                              $   602,475     631,136
                                                       ===================

    Policy liabilities and accruals                $    81,928      76,735
    Premium deposits                                   427,556     435,789
    Other policyholders' funds and liabilities           5,108      11,810
    Deferred taxes                                      10,033       9,455
                                                       -------------------
         Total liabilities                             524,625     533,789

    Stockholder's equity                                77,850      97,347
                                                       -------------------

              Total liabilities and
                stockholder's equity               $   602,475     631,136
                                                       ===================

     A summarized consolidated income statement for Oxford is presented below:

                                                   Six months ended June 30,
                                                   -------------------------
                                                         1997        1996
                                                   -------------------------
                                                          (in thousands)

    Premiums                                       $    12,700      14,302
    Net investment income                                8,909       9,385
                                                      --------------------
         Total revenue                                  21,609      23,687
    Benefits and losses                                 12,115      11,433
    Amortization of deferred policy
      acquisition costs                                  2,812       3,128
    Other expenses                                       2,776       3,538
                                                      --------------------
         Income from operations                          3,906       5,588
    Federal income tax expense                          (1,085)     (1,977)
                                                      --------------------
    Net income                                     $     2,821       3,611
                                                      ====================

               AMERCO AND CONSOLIDATED SUBSIDIARIES

                            (Unaudited)


4.   CONTINGENT LIABILITIES AND COMMITMENTS

     During the six months ended September 30, 1997, a subsidiary of U-Haul entered into sixteen transactions, whereby the Company sold rental trucks and subsequently leased back. The Company has guaranteed $22,202,000 of residual values for these assets at the end of the respective lease terms. U-Haul also entered into one transaction, whereby the Company sold and subsequently leased back computer equipment. Following are the lease commitments for the leases executed during the six months ended September 30, 1997, which have a term of more than one year (in thousands):


                                Year ended           Lease
                                 March 31,        Commitments
                               ------------------------------

                                  1998              $  (5,900)
                                  1999                 (7,977)
                                  2000                 (7,977)
                                  2001                  2,020
                                  2002                  9,562
                                  Thereafter           33,149
                                                      -------
                                                    $  22,877
                                                      =======


     During the six months ended September 30, 1997, the Company has reduced future lease commitments by $83,713,000 through early termination of certain leases. Residual value guarantees were also reduced by $14,301,000 in connection with the terminations.

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


5.   SUPPLEMENTAL CASH FLOWS INFORMATION

     The   (increase)  decrease  in  receivables,  inventories  and
accounts payable and accrued liabilities net of other operating and investing activities follows:

                                         Six months ended September 30,
                                               1997         1996
                                             ---------------------
                                                (in thousands)

        Receivables                       $  (14,736)       22,396
                                             =====================
        Inventories                       $   (6,479)       (8,827)
                                             =====================
        Accounts payable and
          accrued liabilities             $  (24,420)        1,921
                                             =====================

     Income   taxes  paid  in  cash  amounted  to  $1,159,000   and
$1,694,000 for the six months ended September 30, 1997 and 1996, respectively.

     Interest paid in cash amounted to $44,609,000 and $36,173,000 for the six months ended September 30, 1997 and 1996, respectively.

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

     The following table reflects the calculation of the earnings per share (in thousands except per share data):

                                     Six months ended
                                      September 30,           Quarter ended
                                       1997        1996       1997        1996
                                 ----------------------   ---------------------

Earnings from operations
  before extraordinary
  loss on early extinguishment
   of  debt                    $     68,230      79,746      39,032      39,741
Less dividends
   on  preferred shares              10,571       7,137       5,316       3,897
                                 ----------------------  ----------------------
                                     57,659      72,609      33,716      35,844
Extraordinary loss on early
   extinguishment of debt            (4,138)     (2,004)     (4,138)     (2,004)
                                 ----------------------  ----------------------

Net earnings for per
   share  calculation          $     53,521      70,605      29,578      33,840
                                 ======================  ======================

Net earnings for per share:

Earnings from operations
  before extraordinary loss
  on early extinguishment
   of  debt                    $       2.63        2.43        1.54        1.29
Extraordinary loss on early
  extinguishment of debt, net          (.19)       (.07)       (.19)       (.07)
                                 ----------------------  ----------------------

Net earnings                   $       2.44        2.36        1.35        1.22
                                 ======================  ======================

Weighted average common
  shares outstanding             21,884,614  29,845,247  21,890,072  27,675,192
                                 ======================  ======================

7.  RELATED PARTIES

     During the six months ended September 30, 1997, a subsidiary held various senior and junior notes with SAC Holding Corporation and its subsidiaries (SAC Holdings). The voting common stock of SAC Holdings is held by Mark V. Shoen, a major stockholder of the Company.

     The  Company's  subsidiary  received  principal  payments   of
$911,000 and interest payments of $3,513,000 from SAC Holdings during the period.

     The  Company  currently manages the properties  owned  by  SAC
Holdings pursuant to a management agreement, under which the Company receives a management fee equal to 6% of the gross receipts from the properties. The Company received management fees of $916,000 during the six months ended September 30, 1997. The management fee percentage is consistent with the fees received by the Company for other properties managed by the Company.

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

9.  SUBSEQUENT EVENTS

     In October 1997, the Company issued $300,000,000 of Bond Backed Asset Trust Certificates. The net proceeds will be used to prepay floating rate indebtedness of the Company under revolving credit agreements.

     On November 4, 1997, the Company declared a cash dividend of $3,241,000 ($0.53125 per preferred share) to preferred stockholders of record as of November 14, 1997.

     On September 11, 1997, Oxford entered into an agreement to purchase all of the issued and outstanding shares of Encore Financial, Inc. and its subsidiaries (Encore) for $5,760,000. Encore's primary subsidiary is North American Insurance Company (NAI). NAI is an insurance company domiciled in the state of Wisconsin whose premium volume is primarily derived from the sale of credit life and disability products, as well as health insurance. This purchase is subject to approval by regulatory authorities in Wisconsin and Louisiana.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS
     The following table shows industry segment data from the Company's three primary industry segments: Moving and Storage Operations, Property and Casualty Insurance and Life Insurance. Moving and Storage Operations is composed of the operations of U-Haul, which consists of the rental of trucks, automobile-type trailers and self-storage space and sales of related products and services and AREC. Property and Casualty Insurance is composed of the operations of RWIC, which operates in various property and casualty lines. Life Insurance is composed of the operations of Oxford, which operates in various life, accident and health and annuity lines. The Company's U-Haul Moving and Storage Operations are seasonal and proportionately more of the Company's revenues and net earnings are generated in the first and second quarters of each fiscal year (April through September).

                    Moving and Property and            Adjustments
                      Storage    Casualty     Life        and
                    Operations  Insurance  Insurance  Eliminations  Consolidated
                    ------------------------------------------------------------
                                            (in thousands)
Six months ended
September 30, 1997
Revenues:
  Outside           $  684,828     83,031    20,933          -           788,792
  Intersegment             -       11,245       676      (11,921)            -
                     -----------------------------------------------------------
    Total revenues     684,828     94,276    21,609      (11,921)        788,792
                     ===========================================================
Operating profit    $  127,150      5,823     3,906          -           136,879
                     ===========================================
Interest expense                                                          33,644
Pretax earnings                                                          -------
  from operations                                                     $  103,235
                                                                         =======
Identifiable assets $1,961,218    622,223   602,475     (323,913)      2,862,003
                     ===========================================================

                    Moving and Property and           Adjustments
                      Storage    Casualty     Life        and
                    Operations  Insurance  Insurance  Eliminations  Consolidated
                    ------------------------------------------------------------
                                            (in thousands)
Six months ended
September 30, 1996
Revenues:
  Outside           $  662,149     74,095    23,258          -           759,502
  Intersegment             -        5,816       429       (6,245)            -
                     -----------------------------------------------------------
    Total revenues     662,149     79,911    23,687       (6,245)        759,502
                     ===========================================================
Operating profit    $  129,004      9,701     5,588          -           144,293
                     ===========================================
Interest expense                                                          17,714
Pretax earnings                                                          -------
  from operations                                                     $  126,579
                                                                         =======
Identifiable assets $1,903,461    622,985   631,136      (334,852)     2,822,730
                     ===========================================================

SIX  MONTHS ENDED SEPTEMBER 30, 1997 VERSUS SIX MONTHS ENDED
SEPTEMBER 30, 1996

Moving and Storage Operations
     Revenues consist of rental revenue and net sales.

        Rental revenue increased by $22.4 million, approximately 4.0%, to $576.8 million in the first six months of fiscal 1998. Transactional growth and improved pricing within the truck fleet contributed toward the increase in rental revenue.

     Net sales revenues were $108.5 million in the first six months of fiscal 1998, which represents an increase of approximately 1.2% from the first six months of fiscal 1997 net sales of $107.2 million. Revenue growth from the sale of moving support items (i.e. boxes, etc.) and propane resulted in a $3.5 million increase during the six month period, which was partially offset by a $0.9 million decrease in revenue from gasoline sales.

     Cost of sales was $61.7 million in the first six months of fiscal 1998, which represents a decrease of approximately 1.4% from $62.6 million for the same period in fiscal 1997. Cost of sales related to material costs from the sale of hitches and moving support items remained consistent during the first six months of fiscal 1998 and 1997 even though sales increased.

      Operating expense increased to $456.8 million in the first six months of fiscal 1998 from $438.8 million in the first six months of fiscal 1997, an increase of approximately 4.1%. The change from the prior year primarily reflects a $5.9 million increase in lease expense reflecting increased leasing activity and a $6.7 million increase in insurance costs due to increased cost of risk and increased rental activity. All other operating expense categories increased in the aggregate by $5.4 million, approximately 1.5% in conjunction with higher rental and sales costs.

     Depreciation expense for the first six months of fiscal 1998 was $39.7 million, as compared to $38.7 million in the same period of the prior year. Fiscal 1997 net gain (loss) on disposition of real and personal property was $7.0 million compared to $0.4 million for the same period of fiscal 1998.

Property and Casualty
      RWIC's gross premium writings for the six months ended June 30, 1997 were $89.1 million, as compared to $89.4 million in the six months ended June 30, 1996. This represents a decrease of $0.3 million, or 0.3%. As in prior periods, the rental industry market accounts for a significant share of total premiums, approximately 51.4% and 45.6% in the first six months of 1997 and 1996, respectively. These writings include U-Haul customers, fleetowners and U-Haul as well as other rental industry insureds with similar characteristics. RWIC continues underwriting professional reinsurance via broker markets. Premiums in this area increased during the first six months of 1997 to $30.6 million or 34.4% of total gross premiums, from comparable 1996 figures of $28.9 million or 32.3% of total gross premiums. This increase can be attributed to an increase in new business written. Premium writings in selected general agency lines were 2.3% of total gross written premiums for the period ended June 30, 1997 as compared to 13.8% in the same period of 1996. This decrease resulted from the cancellation of a general agency agreement in November 1996. RWIC continues its direct multiple peril coverage of various commercial properties and businesses in 1997. These premiums accounted for 11.9% of the total gross written premiums for the six months ended June 30, 1997 as compared to 8.2% for the same period in 1996. The increase is the result of planned business expansion.

     Net earned premiums increased $14.2 million, or 22.0%, to $79.0 million for the six months ended June 30, 1997, compared with premiums of $64.8 million for the same period ended June 30, 1996. The premium increase was primarily due to planned business expansion in the rental industry and direct multiple peril markets, offset by a decrease in general agency lines. As mentioned previously, the decrease in general agency lines resulted from the cancellation of a general agency agreement.

      Underwriting expenses incurred were $88.8 million for the six months ended June 30, 1997, an increase of $18.3 million, or 25.9% over 1996. Comparable underwriting expenses incurred for the first six months of 1996 were $70.6 million. The increase is attributed to increased commission expense and losses incurred. Losses incurred increased in the rental industry, general agency lines, and assumed treaty reinsurance segments, offset by a decrease in the direct multiple peril markets.

      Net investment income was $15.3 million for the period ended June 30, 1997, an increase of 0.7% over 1996 net investment income of $15.2 million. The marginal increase resulted from a shift in investment type to preferred stock.

      RWIC completed the six months ended June 30, 1997 with income before tax expense of $5.8 million as compared to $9.7 million for the same period ended June 30, 1996. This represents a decrease of $3.9 million, or 40.2% under 1996.

Life Insurance
     Premiums   from  Oxford's  reinsurance   lines   before
intercompany eliminations were $8.7 million for the six months ended June 30, 1997, a decrease of $1.9 million or approximately 17.9% under 1996 and accounted for 68.5% of Oxford's premiums in 1997. These premiums are primarily from term life insurance and deferred annuity contracts that have matured. Decreases in premiums are primarily from these matured reinsurance contracts.

     Premiums from Oxford's direct lines before intercompany eliminations were $4.0 million for the six months ended June 30, 1997, an increase of $0.3 million or 8.1% from the prior year. This increase in direct premium is primarily attributable to the Company's disability and group life business. Oxford's direct business related to group life and disability coverage issued to employees of the Company for the six months ended June 30, 1997 accounted for approximately 10.0% of premiums. Other direct lines, including credit life and health business, accounted for approximately 21.5% of Oxford's premiums in 1997.

     Net investment income before intercompany eliminations was $8.9 million and $9.4 million for the six months ended June 30, 1997 and 1996, respectively. This decrease is due to a lower asset base resulting from a dividend paid to Oxford's parent.

     Benefits  and expenses incurred were $17.6 million  for
the  six  months  ended June 30, 1997 as compared  to  $17.7 million for the six months ended June 30, 1996.

     Operating profit before tax and before intercompany elimination decreased by $1.7 million or approximately 30.4% in 1997 to $3.9 million.

     On September 11, 1997, Oxford entered into an agreement to purchase all of the issued and outstanding shares of Encore Financial, Inc. and its subsidiaries (Encore) for $5,760,000. Encore's primary subsidiary is North American Insurance Company (NAI). NAI is an insurance company domiciled in the state of Wisconsin whose premium volume is primarily derived from the sale of credit life and disability products, as well as health insurance. The purchase will provide Oxford with additional marketing and administrative tools to substantially increase direct written premium in these markets. This purchase is subject to approval by regulatory authorities in Wisconsin and Louisiana.


Interest Expense, net
      Interest expense increased by $4.3 million to $40.7 million for the six months ended September 30, 1997, as compared to $36.4 million for the six months ended September 30, 1996. The increase can be attributed to higher average debt levels outstanding during the current year.

     The decline in interest income reflects a reduced level in interest income for mortgage notes on storage properties sold at the end of the first quarter of fiscal 1997.

Extraordinary Loss on Extinguishment of Debt
     During the second quarter of fiscal 1998, the Company extinguished $76.0 million of 10.27% interest-bearing notes originally due in fiscal 1999 through fiscal 2002. This resulted in an extraordinary loss of $4.1 million, net of tax of $2.3 million ($0.19 per share).

     During the second quarter of fiscal 1997, the Company extinguished $76.3 million of debt and $86.2 million of long-term notes originally due in fiscal 1997 through fiscal
1999.   This  resulted  in  an extraordinary  loss  of  $2.3
million, net of tax of $1.4 million ($0.09 per share).

Consolidated Group
     As a result of the foregoing, pretax earnings of $103.2 million were realized in the six months ended September 30, 1997, as compared to $126.6 million for the same period in 1996. After providing for income taxes and an extraordinary loss from the extinguishment of debt, net earnings for the six months ended September 30, 1997 were $64.1 million, as compared to $77.7 million for the same period of the prior year.

QUARTERLY RESULTS

     The following table presents unaudited quarterly results for the ten quarters in the period beginning April 1, 1995 and ending September 30, 1997. The Company believes that all necessary adjustments have been included in the amounts stated below to present fairly, and in accordance with generally accepted accounting principles, the selected quarterly information when read in conjunction with the consolidated financial statements of the Company. The Company's U-Haul rental operations are seasonal and proportionally more of the Company's revenues and net earnings from its U-Haul rental operations are generated in the first and second quarters of each fiscal year (April through September).
The operating results for the periods presented are not necessarily indicative of results for any future period (in thousands except for per share data).

                                     Quarter Ended
                                ------------------------
                                    Jun 30      Sep 30
                                      1997        1997
                                ------------------------
Total revenues                 $   372,021     416,771
Earnings from operations
  before extraordinary loss
  on early extinguishment
  of debt (4)                       29,198      39,032
Net earnings                        29,198      34,894
Weighted average common
  shares outstanding            21,879,156  21,890,072
Earnings from operations
  before extraordinary loss
  on early extinguishment
  of debt per common share            1.09        1.54
Net earnings per
  common share (1)(4)                 1.09        1.35



                                              Quarter Ended
                                ----------------------------------------------
                                   Jun 30      Sep 30      Dec 31      Mar 31
                                     1996        1996        1996        1997
                                ----------------------------------------------
Total revenues                 $   361,053     398,449     320,583     308,105
Earnings from operations
  before extraordinary loss
  on early extinguishment
  of debt (3)                       40,005      39,741      (9,538)    (16,024)
Net earnings (loss)                 40,005      37,737      (9,853)    (16,024)
Weighted average common
  shares outstanding (2)        32,015,301  27,675,192  20,359,873  21,868,241
Earnings from operations
  before extraordinary loss
  on early extinguishment
  of debt per common share (3)        1.15        1.29       (0.72)      (0.97)
Net earnings (loss) per
  common share (1) (2) (3)            1.15        1.22       (0.74)      (0.97)


                                            Quarter Ended
                                ----------------------------------------------
                                   Jun 30      Sep 30      Dec 31      Mar 31
                                     1995        1995        1995        1996
                                ----------------------------------------------
Total revenues                 $   340,331     381,746     313,063     298,656
Net earnings (loss)                 15,177      35,332       7,701       2,184
Weighted average common
  shares outstanding (2)        37,958,426  37,931,825  36,796,961  32,554,458
Net earnings (loss) per
  common share (1) (2)                0.31        0.85        0.13       (0.04)

________________
(1)Net earnings (loss) per common share amounts were computed after giving effect to the dividends on the Company's Preferred Stock.

(2)Reflects the acquisition of treasury shares acquired pursuant to the Shoen Litigation as discussed in Note 14 of Notes to Consolidated Financial Statements in Item 8 of the Company's Form 10-K for the year ended March 31, 1997.

(3)During the second quarter of fiscal 1997, the Company extinguished $76.3 million of debt and $86.2 million of long-term notes originally due in fiscal 1997 through fiscal 1999. This resulted in an extraordinary loss of $2.3 million, net of tax of $1.4 million ($0.09 per share).

(4)During the second quarter of fiscal 1998, the Company extinguished $76.0 million of 10.27% interest-bearing notes originally due in fiscal 1999 through fiscal 2002. This resulted in an extraordinary loss of $4.1 million, net of tax of $2.3 million ($0.19 per share).

QUARTER  ENDED  SEPTEMBER  30,  1997  VERSUS  QUARTER  ENDED
SEPTEMBER 30, 1996

Moving and Storage Operations
     Revenues consist of rental revenue and net sales.

        Rental revenue increased by $15.1 million, approximately 5.1%, to $308.6 million in the second quarter of fiscal 1998. This increase reflects higher in-town utilization and improved one-way pricing from the rental of moving-related equipment.

      Net sales were $51.7 million in the second quarter of fiscal 1998, which represents an increase of 1.0% from the second quarter of fiscal 1997 net sales of $51.2 million. Revenue growth from the sale of moving support items (i.e. boxes, etc.) and propane resulted in a $1.7 million increase during the quarter, which was offset by a $0.5 million decrease in gasoline sales.

      Cost of sales was $30.3 million in the second quarter of fiscal 1998, which represents a decrease of 2.6% from $31.1 million for the same period in fiscal 1997.

      Operating expense increased to $237.6 million in the second quarter of fiscal 1998 from $227.5 million in the second quarter of fiscal 1997, an increase of approximately 4.4%. Marginal increases in most operating expense categories were offset by reduced personnel expense.

      Depreciation expense for the second quarter of fiscal 1998 was $19.2 million, as compared to $19.9 million in the same period of the prior year. Net gain (loss) on disposition of real and personal property was $7.5 million for the second quarter of fiscal 1997 compared to $0.5 million for the same period of fiscal 1998.

Property and Casualty
      RWIC's gross premium writings for the quarter ended June 30, 1997 were $54.9 million as compared to $41.4 million in the second quarter of 1996. The rental industry market accounts for a significant share of total premiums, approximately 58.6% and 66.9% in the second quarters of 1997 and 1996, respectively. These writings include U-Haul, U-Haul customers and fleetowners as well as other rental industry insureds with similar characteristics. RWIC continues underwriting professional reinsurance via broker markets. Premiums in this area increased during the second quarter of 1997 to $15.8 million, or 28.8% of total gross premiums, from comparable 1996 figures of $4.7 million, or 11.4% of total gross premiums. Premiums in selected general agency lines accounted for a 1.1% share of written premiums in 1997 as compared to a 12.1% share in 1996. This decrease resulted from the cancellation of a general agency agreement in November 1996. RWIC continued its direct multiple peril coverage of various commercial properties and businesses in 1997. These premiums accounted for 11.4% of total gross written premium during the second quarter 1997, as compared to 9.5% in 1996. This increase is the result of planned business expansion.

      Net earned premiums increased to $44.5 million for the quarter ended June 30, 1997, compared with $39.5 million for the quarter ended June 30, 1996. The premium increase was primarily due to planned business expansion in the rental industry and direct multiple peril markets, offset by a decrease in general agency lines. As mentioned previously, the decrease in general agency lines resulted from the cancellation of a general agency agreement.

      Underwriting expenses incurred were $51.2 million for the quarter ended June 30, 1997, an increase of $7.6 million, or 17.4% over 1996. The increase is attributed to increased commission expense and losses incurred. Losses incurred increased in the rental industry and direct multiple peril markets, offset by a decrease in the assumed treaty reinsurance segment. The increased commission expense resulted from the increases for the direct multiple peril and assumed treaty reinsurance lines.

      Net investment income was $8.0 million for the quarter
ended  June  30,  1997, an increase of 8.1%  over  1996  net investment income of $7.4 million.  The increase  over  1996 resulted from increased cash flow from operations.

      RWIC completed the second quarter of 1997 with income before tax expense of $0.8 million as compared to $3.7 million for the comparable period ended June 30, 1996. This represents a decrease of $2.9 million, or 78.4% under 1996. Increased premium earnings and investment income were offset by increased underwriting expenses, as discussed above.

Life Insurance
     Premiums from Oxford's reinsurance lines before intercompany eliminations were $4.8 million for the quarter ended June 30, 1997, a decrease of $0.6 million or approximately 11.1% under 1996 and accounted for 70.5% of Oxford's premiums in the quarter ended June 30, 1997. These premiums are primarily from term life insurance and deferred annuity contracts that have matured. Decreases in premiums are primarily from these matured reinsurance agreements.

     Premiums from Oxford's direct lines before intercompany eliminations were $2.0 million in the quarter ended June 30, 1997, an increase of $0.2 million or 11.1% from the same period of the prior year. This increase in direct premium is primarily attributable to the Company's disability and group life business. Oxford's direct business related to group life and disability coverage issued to employees of the Company accounted for approximately 9.3% of premiums. Other direct lines, including credit life and health business, accounted for approximately 20.2% of Oxford's premium in the quarter ended June 30, 1997.

     Net investment income before intercompany eliminations was $4.5 million for the quarters ended June 30, 1997 and 1996.

     Benefits and expenses incurred were $9.2 million for the quarter ended June 30, 1997, a decrease of 7.1% over 1996. Comparable benefits and expenses incurred for the quarter ended June 30, 1996 were $9.9 million. This decrease is primarily due to decreases in accident and health benefits, commissions and general expenses partially offset by increases in death and annuity benefits.

     Operating profit before tax and intercompany eliminations decreased by $0.7 million or approximately 26.9% in the quarter ended June 30, 1997 to $1.9 million, primarily due to a decrease in premium income and increase in death and annuity benefits.

Interest Expense, net
      Net interest expense was $17.0 million for the quarter ended September 30, 1997 versus $9.7 million in the prior year's second quarter. Higher average debt levels and a decrease in interest income contributed to higher net interest expense.

Extraordinary Loss on Extinguishment of Debt
     During the second quarter of fiscal 1998, the Company extinguished $76.0 million of 10.27% interest-bearing notes originally due in fiscal 1999 through fiscal 2002. This resulted in an extraordinary loss of $4.1 million, net of tax of $2.3 million ($0.19 per share).

     During the second quarter of fiscal 1997, the Company extinguished $76.3 million of debt and $86.2 million of long-term notes originally due in fiscal 1997 through fiscal
1999.   This  resulted  in  an extraordinary  loss  of  $2.3
million, net of tax of $1.4 million ($0.09 per share).

Consolidated Group
      As a result of the foregoing, pretax earnings of $59.1 million were realized during the quarter ended September 30, 1997, as compared to $62.3 million for the same period in 1996. After providing for income taxes and extraordinary losses from the extinguishment of debt, net earnings for the quarter ended
September 30, 1997 were $34.9 million, as compared to $37.7 million for the same period of the prior year.

LIQUIDITY AND CAPITAL RESOURCES

Moving and Storage Operations

      To meet the needs of its customers, U-Haul must maintain a large inventory of fixed asset rental items. At September 30, 1997, net property, plant and equipment represented approximately 69.2% of total U-Haul assets and approximately 47.4% of consolidated assets. In the first two quarters of fiscal 1998, capital expenditures were $284.0 million, as compared to $134.2 million in the first two quarters of fiscal 1997. These expenditures primarily reflect expansion of the rental truck fleet, purchase of trucks previously leased and real property acquisitions. The capital needs required to fund these acquisitions were funded with internally generated funds from operations, debt and lease financings.

      Cash flows from operations were $106.9 million in the first two quarters of fiscal 1998, as compared to $104.5 million in the first two quarters of fiscal 1997. For fiscal 1998, increased revenues were offset by an increase in receivables and prepaid expenses, and a decrease in accounts payable and accrued liabilities. In fiscal 1997, cash flow from operations was impacted by the sale of mortgage notes receivable and an increase in other assets.

      At September 30, 1997, total notes and loans payable outstanding were $1,059.1 million as compared to $983.6 million at March 31, 1997 and $940.3 million at September 30, 1996. This increase was primarily due to early termination of $104.5 million of truck lease terminations.


Property and Casualty
     Cash flows provided (used) by operating activities were $1.7 million and $(12.5) million for the six months ended June 30, 1997 and June 30, 1996, respectively. This change is due to decreased due from affiliates offset by an increase in accounts receivable, paid losses recoverable and other liabilities, as well as an increase in loss and expense reserve and a smaller unearned premium decrease than that for the six months ended June 30, 1996.

     The short-term investment portfolio was $1.5 million at June 30, 1997. This balance reflects funds in transition from maturity proceeds to long-term investments. The structure of the long-term portfolio is designed to match future liability cash needs. Capital and operating budgets allow RWIC to schedule cash needs in accordance with investment and underwriting proceeds.

      RWIC maintains a diversified securities investment portfolio, primarily in bonds at varying maturity levels. Approximately 94.9% of the portfolio consists of investment grade securities. The maturity distribution is designed to provide sufficient liquidity to meet future cash needs. Current liquidity remains strong, with RWIC having 2.5% more invested assets than total liabilities.

     Stockholder's equity increased 2.4% from $192.3 million at December 31, 1996 to $196.6 at June 30, 1997. RWIC considers current stockholder's equity to be adequate to support future growth and absorb unforeseen risk events. RWIC does not use debt or equity issues to increase capital and therefore has no exposure to capital market conditions.

Life Insurance
     Oxford's primary sources of cash are premiums, deferred annuity sales and investment income. The primary uses of cash are operating costs and benefit payments to policyholders. Matching the investment portfolio to the cash flow demands of the types of insurance being written is an important consideration. Benefit and claim statistics are continually monitored to provide projections of future cash requirements.

     Cash flows provided by operating activities were $14.5 million and $20.9 million for the six months ended June 30, 1997 and 1996, respectively. In 1997, cash flows provided (used) by financing activities were approximately $(17.6) million. During 1996 cash flows provided by financing activities were $11.1 million. Cash flows from deferred annuity sales are a component of financing activities and result in the purchase of fixed maturities, which are a component of investing activities. In addition to cash flows from operating and financing activities, a substantial amount of liquid funds is available through Oxford's short-term portfolio. At June 30, 1997 and 1996, short-term investments amounted to $4.5 million and $9.5 million, respectively. Management believes that the overall sources of liquidity will continue to meet foreseeable cash needs.

     Stockholder's  equity  of  Oxford  decreased  to  $77.9
million in 1997 from $97.3 million in 1996 as the result of a dividend of $30.0 million paid to Oxford's parent on December 31, 1996.

     Applicable laws and regulations of the State of Arizona require the Company's insurance subsidiaries to maintain minimum capital and surplus determined in accordance with statutory accounting practices in the amount of $600,000. In addition, the amount of dividends that can be paid to stockholders by insurance companies domiciled in the State of Arizona is limited. Any dividend in excess of the limit requires prior regulatory approval. Statutory surplus which can be distributed as dividends without regulatory approval is zero at June 30, 1997. These restrictions are not expected to have a material adverse effect on the ability of the Company to meet its cash obligations.

Consolidated Group
      During each of the fiscal years ending March 31, 1998, 1999 and 2000, U-Haul estimates gross capital expenditures will average approximately $250-$300 million as a result of the expansion of the rental truck fleet and self-storage
locations.   This  level  of capital expenditures,  combined
with an average of approximately $75 million in annual long-term debt maturities during this same period, are expected to create annual average funding needs of approximately $325- $375 million. Management estimates that U-Haul will fund virtually all of these capital expenditure requirements with internally generated funds. The remainder, if any, of the anticipated capital expenditures and maturing debt will be
funded   through  existing  credit  facilities,   new   debt
placements, lease fundings and equity offerings.

Credit Agreements
      The Company's operations are funded by various credit and financing arrangements, including unsecured long-term borrowings, unsecured medium-term notes and revolving lines of credit with domestic and foreign banks. Principally to finance its fleet of trucks and trailers, the Company routinely enters into sale and leaseback transactions. As of September 30, 1997, the Company had $1,059.1 million in total notes and loans payable outstanding and unutilized lines of credit of approximately $180.0 million.

      Certain of the Company's credit agreements contain restrictive financial and other covenants, including, among others, covenants with respect to incurring additional indebtedness, maintaining certain financial ratios and placing certain additional liens on its properties and assets. At September 30, 1997, the Company was in compliance with these covenants.

      The Company is further restricted in the issuance of certain types of preferred stock. The Company is prohibited from issuing shares of preferred stock that provide for any mandatory redemption, sinking fund payment or mandatory prepayment, or that allow the holders thereof to require the Company or any subsidiary of the Company to repurchase such preferred stock at the option of such holders or upon the occurrence of any event or events without the consent of its lenders.

                      PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The 1997 Annual Meeting of Stockholders was held August 22, 1997.

     At the 1997 Annual Meeting of Stockholders, John M. Dodds and James P. Shoen were elected to serve until the 2001 Annual Meeting of Stockholders; Richard J. Herrera was elected to fill a vacated seat until the 2000 Annual Meeting of Stockholders. Aubrey K. Johnson and
Paul F. Shoen continue as directors with terms that expire at the 1998 Annual Meeting of Stockholders; William E. Carty and Charles J. Bayer continue to serve as directors until the 1999 Annual Meeting of
Stockholders;   and Edward J. Shoen continues to serve as  a  director
until the 2000 Annual Meeting of Stockholders.

      The following table sets forth the votes cast for, against or withheld, as well as the number of abstentions and broker non-votes with respect to each matter voted on at the Combined Annual Meeting of
Stockholders:

    Matters Submitted    Votes cast  Votes cast    Votes               Broker
      To a Vote             For       Against    Withheld Abstentions Non-Votes
-------------------------------------------------------------------------------


1.  Election of Directors
     James P. Shoen     19,707,227    49,040       97,971     9,110      -
     John M. Dodds      19,710,148    34,016      112,686     6,497      -
     Richard J. Herrera 19,711,886    46,071       95,824     9,567      -


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         a. Exhibits

                 3.1  Restated Articles of Incorporation (1)
                 3.2  Restated By-Laws of AMERCO as of August 27, 1996 (2)
                 27   Financial Data Schedule

         b. Reports on Form 8-K.

                 No report on Form 8-K  was  filed  for  the  quarter   ended
                 September 30, 1997.

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


                                   U-Haul International, Inc.
                                   ___________________________________
                                            (Registrant)


Dated: November 13, 1997             By: /S/ DONALD W. MURNEY
                                   ___________________________________
                                        Donald W. Murney, Treasurer
                                       (Principal Financial Officer)