Form 10-Q
period 1997-12-31
U HAUL INTERNATIONAL INC
filed 1998-02-12
CIK 4458

<PAGE  1>

           UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549

                               FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

           For the quarterly period ended December 31, 1997

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

22,614,087 shares of AMERCO Common Stock, $0.25 par value, were outstanding at February 12, 1998.

5,385 shares of U-Haul International, Inc. Common Stock, $0.01 par value, were outstanding at February 12, 1998. U-Haul International, Inc. meets the conditions set forth in General Instruction H(1)(a) and
(b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.
<PAGE  2>
                          TABLE OF CONTENTS



PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

         a)  Consolidated Balance Sheets as of December 31, 1997,
             March 31, 1997 and December 31, 1996...................    4

         b)  Consolidated Statements of Earnings for the Nine
             months ended December 31, 1997 and 1996................    6

         c)  Consolidated Statements of Changes in Stockholders'
             Equity for the Nine months ended December 31, 1997
             and 1996...............................................    7

         d)  Consolidated Statements of Earnings for the
             Quarters ended December 31, 1997 and 1996..............    8

         e)  Consolidated Statements of Cash Flows for the Nine
             months ended December 31, 1997 and 1996................    9

         f)  Notes to Consolidated Financial Statements -
             December 31, 1997, March 31, 1997 and
             December 31, 1996......................................   10

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations........................   17

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K...........................   26

<PAGE 3>


















                          THIS PAGE LEFT
                        INTENTIONALLY BLANK
<PAGE  4>
                  PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.


               AMERCO AND CONSOLIDATED SUBSIDIARIES

                    Consolidated Balance Sheets


                                          December 31,  March 31,  December 31,
            ASSETS                            1997        1997          1996
                                          ------------------------------------
                                          (unaudited)   (audited)  (unaudited)
                                                       (in thousands)


Cash and cash equivalents               $    31,822      41,752         20,873
Receivables                                 251,064     238,523        237,866
Inventories                                  78,242      65,794         54,857
Prepaid expenses                             30,379      17,264         16,922
Investments, fixed maturities               864,321     859,694        885,865
Investments, other                          147,545     127,306        117,684
Deferred policy acquisition costs            41,257      48,598         52,919
Other assets                                 73,355      72,997         68,240
                                          ------------------------------------

Property, plant and equipment, at
  cost:
  Land                                      208,334     209,803        215,566
  Buildings and improvements                830,747     814,744        811,008
  Furniture and equipment                   208,374     199,126        196,248
  Rental trailers and other rental
    equipment                               179,733     170,407        171,143
  Rental trucks                           1,041,591     947,911        940,701
                                          ------------------------------------
                                          2,468,779   2,341,991      2,334,666
  Less accumulated depreciation           1,128,819   1,094,925      1,088,618
                                          ------------------------------------
    Total property, plant and
      equipment                           1,339,960   1,247,066      1,246,048
                                          ------------------------------------

























                                        $ 2,857,945   2,718,994      2,701,274
                                          ====================================

The accompanying notes are an integral part of these consolidated financial statements.


<PAGE  5>


                                          December 31,  March 31,  December 31,
 LIABILITIES AND STOCKHOLDERS' EQUITY         1997         1997         1996
                                          ------------------------------------
                                          (unaudited)   (audited)  (unaudited)
                                                       (in thousands)

Liabilities:
  Accounts payable and accrued
    liabilities                         $    94,284     131,099        106,518
  Notes and loans                         1,074,409     983,550        933,410
  Policy benefits and losses, claims
    and loss expenses payable               493,003     469,134        484,254
  Liabilities from premium deposits         423,777     433,397        435,838
  Cash overdraft                             24,978      23,606         24,620
  Other policyholders' funds and
    liabilities                              26,695      30,966         31,663
  Deferred income                            42,803      35,247         33,991
  Deferred income taxes                      39,944       9,675         18,009
                                          ------------------------------------

Stockholders' equity:
  Serial preferred stock, with or
    without par value, 50,000,000
    shares authorized -
    Series A preferred stock, with no
      par value, 6,100,000 shares issued
      and outstanding as of December 31, 1997,
      March 31, 1997 and December 31, 1996        -           -          -
    Series B preferred stock, with no
      par value, 100,000 shares issued
      and outstanding as of December 31, 1997,
      March 31, 1997 and December 31, 1996        -           -          -
  Serial common stock, with or
    without par value, 150,000,000
    shares authorized -
    Series A common stock of $0.25 par
      value, 10,000,000 shares authorized,
      5,762,495 shares issued as of
      December 31, 1997,  March 31, 1997,
      and December 31, 1996                   1,441       1,441          1,441
  Common stock of $0.25 par value,
    150,000,000 shares authorized,
    36,487,505 shares issued as of
    December 31, 1997, March 31, 1997
    and December 31, 1996                     9,122       9,122          9,122
  Additional paid-in capital                337,444     337,933        338,528
  Foreign currency translation adjustment   (16,992)    (14,133)       (13,282)
  Unrealized gain on investments              7,749       4,411          1,614
  Retained earnings                         677,078     644,009        665,210
                                          ------------------------------------
                                          1,015,842     982,783      1,002,633
  Less:
    Cost of common shares in treasury,
      (19,635,913 shares as of December 31,
      1997, March 31, 1997,
      and December 31, 1996)                359,723     359,723        348,923
    Unearned employee stock
      ownership plan shares                  18,067      20,740         20,739
                                          ------------------------------------
         Total stockholders' equity         638,052     602,320        632,971

Contingent liabilities and commitments


                                        $ 2,857,945   2,718,994      2,701,274
                                          ====================================
<PAGE 6>
               AMERCO AND CONSOLIDATED SUBSIDIARIES

                Consolidated Statements of Earnings

                  Nine months ended December 31,
                            (Unaudited)

                                                   1997         1996
                                              ----------------------
                                                (in thousands except
                                                   per share data)

Revenues
  Rental revenue                            $    811,191     781,193
  Net sales                                      143,866     141,728
  Premiums                                       119,890     116,671
  Net investment income                           36,388      36,802
                                              ----------------------
       Total revenues                          1,111,335   1,076,394

Costs and expenses
  Operating expense                              683,240     673,728
  Cost of sales                                   82,312      84,305
  Benefits and losses                            130,914     109,156
  Amortization of deferred acquisition
    costs                                         10,679      12,404
  Depreciation, net                               59,880      51,186
                                              ----------------------
       Total costs and expenses                  967,025     930,779

Earnings from operations                         144,310     145,615

Interest expense, net of interest
  income of $10,307 and $21,402 in
  1997 and 1996, respectively                     49,301      35,060
                                              ----------------------

Pretax earnings from operations                   95,009     110,555
Income tax expense                               (32,169)    (40,347)
                                              ----------------------

Earnings from operations before
  extraordinary loss on early
  extinguishment of debt                          62,840      70,208
Extraordinary loss on early
  extinguishment of debt, net                    (13,984)     (2,319)
                                              ----------------------

       Net earnings                         $     48,856      67,889
                                              ======================
Earnings per common share:
  Earnings from operations before
    extraordinary loss on early
    extinguishment of debt                  $       2.15        2.17
  Extraordinary loss on early
    extinguishment of debt, net                     (.64)       (.09)
                                              ----------------------

      Net earnings                          $       1.51        2.08
                                              ======================

Weighted average common shares outstanding    21,890,250  26,683,455
                                              ======================


The accompanying notes are an integral part of these consolidated financial statements.
<PAGE  7>
               AMERCO AND CONSOLIDATED SUBSIDIARIES

    Consolidated Statements of Changes in Stockholders' Equity

                  Nine months ended December 31,
                            (Unaudited)

                                                   1997       1996
                                                -------------------
                                                    (in thousands)
Series A common stock of $0.25 par value:
  10,000,000 shares authorized, 5,762,495
  shares issued as of December 31, 1997,
  March 31, 1997 and December 31, 1996
    Beginning and end of period                $   1,441      1,441
                                                 ------------------

Common stock of $0.25 par value:
  150,000,000 shares authorized, 36,487,505
  shares issued as of December 31, 1997,
  March 31, 1997 and December 31, 1996
    Beginning of period                            9,122      8,559
      Issuance of common stock                       -          563
                                                 ------------------
    End of period                                  9,122      9,122
                                                 ------------------

Additional paid-in capital:
  Beginning of period                            337,933    165,756
    Issuance of common stock under ESOP              511        485
    Issuance of common stock                         -       73,665
    Issuance of preferred stock                   (1,000)    98,622
                                                 ------------------
  End of period                                  337,444    338,528
                                                 ------------------

Foreign currency translation:
  Beginning of period                            (14,133)   (11,877)
  Change during period                            (2,859)    (1,405)
                                                 ------------------
  End of period                                  (16,992)   (13,282)
                                                 ------------------

Unrealized gain (loss) on investments:
  Beginning of period                              4,411     11,097
  Change during period                             3,338     (9,483)
                                                 ------------------
  End of period                                    7,749      1,614
                                                 ------------------

Retained earnings:
  Beginning of period                            644,009    609,019
    Net earnings                                  48,856     67,889
    Dividends paid to stockholders:
      Preferred stock Series A ($1.59 per share)  (9,723)    (9,723)
      Preferred stock Series B($60.64 per share
        for 1997 and $19.75 per share for 1996)   (6,064)    (1,975)
                                                 ------------------
  End of period                                  677,078    665,210
                                                 ------------------

Less Treasury stock:
  Beginning of period                            359,723    111,118
  Net increase (12,426,836 shares in 1996)           -      237,805
                                                 ------------------
  End of period                                  359,723    348,923
                                                 ------------------

Less Unearned employee stock ownership
    plan shares:
  Beginning of period                             20,740     23,329
    Increase in loan                                   4          1
    Proceeds from loan                            (2,677)    (2,591)
                                                 ------------------
  End of period                                   18,067     20,739
                                                 ------------------

Total stockholders' equity                     $ 638,052    632,971
                                                 ==================


The accompanying notes are an integral part of these consolidated financial statements.
<PAGE  8>
               AMERCO AND CONSOLIDATED SUBSIDIARIES

                Consolidated Statements of Earnings

                    Quarters ended December 31,
                            (Unaudited)

                                                   1997         1996
                                              -------------------------
                                                 (in thousands except
                                                   per share data)
Revenues
  Rental revenue                            $    234,345       226,772
  Net sales                                       35,401        34,536
  Premiums                                        40,045        43,922
  Net investment income                           12,752        11,662
                                              ------------------------
       Total revenues                            322,543       316,892

Costs and expenses
  Operating expense                              221,410       227,670
  Cost of sales                                   20,658        21,666
  Benefits and losses                             48,881        42,440
  Amortization of deferred acquisition
    costs                                          3,556         4,347
  Depreciation, net                               20,607        19,447
                                              ------------------------
       Total costs and expenses                  315,112       315,570

Earnings from operations                           7,431         1,322

Interest expense, net of interest
  income of $3,243 and $2,765 in
  1997 and 1996, respectively                     15,657        17,346
                                              ------------------------

Pretax loss from operations                       (8,226)      (16,024)
Income tax expense                                 2,836         6,486
                                              ------------------------

Loss from operations before
  extraordinary loss on early
  extinguishment of debt                          (5,390)       (9,538)
Extraordinary loss on early
  extinguishment of debt, net                     (9,846)         (315)
                                              ------------------------

       Net loss                             $    (15,236)       (9,853)
                                              ========================


Loss per common share:
Loss from operations before
  extraordinary loss on early
  extinguishment of debt                    $       (.49)         (.72)
Extraordinary loss on early
  extinguishment of debt, net                       (.45)         (.02)
                                              ------------------------

       Net loss                             $       (.94)         (.74)
                                              ========================


Weighted average common shares outstanding    21,901,521    20,359,869
                                              ========================




The accompanying notes are an integral part of these consolidated financial statements.
<PAGE  9>
               AMERCO AND CONSOLIDATED SUBSIDIARIES

               Consolidated Statements of Cash Flows

                  Nine months ended December 31,
                            (Unaudited)
                                                   1997         1996
                                                ---------------------
                                                    (in thousands)
Cash flows from operating activities:
  Net earnings                                $   48,856       67,889
    Depreciation and amortization                 92,184       71,813
    Provision for losses on accounts
      receivable                                   3,496        2,791
    Net (gain) loss on sale of real and
      personal property                             (667)      (6,461)
    Gain on sale of investments                     (315)        (173)
    Changes in policy liabilities and
      accruals                                    37,431       24,146
    Additions to deferred policy
      acquisition costs                           (4,890)     (11,873)
    Net change in other operating assets
      and liabilities                            (48,252)     (56,759)
                                                 --------------------
Net cash provided by operating activities        127,843       91,373
                                                 --------------------

Cash flows from investing activities:
  Purchases of investments:
    Property, plant and equipment               (317,189)    (159,744)
    Fixed maturities                             (94,451)    (132,855)
    Equity investments                           (24,500)        -
    Mortgage loans                               (13,380)     (18,939)
    Real estate                                      -           (767)
  Proceeds from sale of investments:
    Property, plant and equipment                163,503      214,411
    Fixed maturities                              95,562      106,564
    Real estate                                      685          599
    Mortgage loans                                15,222       35,525
  Changes in other investments                     1,793         (931)
                                                 --------------------
Net cash provided (used) by investing
  activities                                    (172,755)      43,863
                                                 --------------------

Cash flows from financing activities:
  Net change in short-term borrowings            171,500     (328,000)
  Proceeds from notes                            300,000      487,800
  Debt issuance costs                             (1,936)      (4,724)
  Loan to leveraged Employee Stock
    Ownership Plan                                    (4)          (1)
  Proceeds from leveraged Employee Stock
    Ownership Plan                                 2,677        2,591
  Extraordinary loss on early
    extinguishment of debt, net                  (13,984)      (2,319)
  Principal payments on notes                   (380,641)    (224,610)
  Issuance of common stock                           -         74,228
  Issuance of preferred stock                     (1,000)      98,622
  Net change in cash overdraft                     1,372       (7,539)
  Dividends paid                                 (15,787)     (11,698)
  Treasury stock acquisitions                        -       (237,805)
  Investment contract deposits                    17,990       51,162
  Investment contract withdrawals                (45,205)     (43,238)
                                                 --------------------
Net cash provided (used) by
  financing activities                            34,982     (145,531)
                                                 --------------------
Increase (decrease) in cash and
  cash equivalents                                (9,930)     (10,295)
Cash and cash equivalents at
  beginning of period                             41,752       31,168
                                                 --------------------
Cash and cash equivalents at
  end of period                               $   31,822       20,873
                                                 ====================


The accompanying notes are an integral part of these consolidated financial statements.
<PAGE 10>
               AMERCO AND CONSOLIDATED SUBSIDIARIES

            Notes to Consolidated Financial Statements

      December 31, 1997, March 31, 1997 and December 31, 1996
                            (Unaudited)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION
     AMERCO, a Nevada corporation (the Company), is the holding company for U-Haul International, Inc. (U-Haul), Amerco Real Estate Company (AREC), Republic Western Insurance Company (RWIC) and Oxford Life Insurance Company (Oxford).

PRINCIPLES OF CONSOLIDATION
     The consolidated financial statements include the accounts of the parent corporation, AMERCO, and its subsidiaries, substantially all of which are wholly-owned. All material intercompany accounts and transactions of AMERCO and its subsidiaries have been eliminated.

     The consolidated balance sheets as of December 31, 1997 and 1996, and the related consolidated statements of earnings, changes in stockholders' equity and cash flows for the quarters ended December 31, 1997 and 1996 are unaudited; in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

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

     Basic earnings per share are computed by dividing net earnings after deduction of preferred stock dividends by the weighted average number of common shares outstanding, excluding shares of the employee stock ownership plan that have not been committed to be
released.    Preferred  dividends  include  undeclared  or   unpaid
dividends of the Company. The Company does not have any potential common stock that was not included in the calculation of diluted earnings per share because it is antidilutive in the current period.

     Certain reclassifications have been made to the financial statements for the nine months ended December 31, 1996 to conform with the current year's presentation.
<PAGE 11>
               AMERCO AND CONSOLIDATED SUBSIDIARIES

       Notes to Consolidated Financial Statements, Continued
                            (Unaudited)


2.   INVESTMENTS

     A comparison of amortized cost to market for fixed maturities is as follows:

September 30, 1997
------------------     Par Value               Gross       Gross    Estimated
  Consolidated         or number  Amortized  unrealized  unrealized   market
  Held-to-Maturity     of shares     cost      gains       losses      value
                       ------------------------------------------------------
                                            (in thousands)

  U.S. treasury
    securities
    and government
    obligations        $  16,663  $  16,499      1,154          (9)   17,644
  U.S. government
    agency mortgage-
    backed securities  $  46,128     45,886        495      (1,174)   45,207
  Obligations of
    states and
    political
    subdivisions       $  28,170     27,995      1,311          (2)   29,304
  Corporate
    securities         $ 162,740    166,435      4,136        (591)  169,980
  Mortgage-backed
    securities         $ 107,256    105,844      1,767        (757)  106,854
  Redeemable preferred
    stocks                 1,343     38,426        832         (75)   39,183
                                    ----------------------------------------
                                    401,085      9,695      (2,608)  408,172
                                    ----------------------------------------

September 30, 1997
------------------     Par Value               Gross       Gross    Estimated
  Consolidated         or number  Amortized  unrealized  unrealized   market
  Available-for-Sale   of shares     cost      gains       losses      value
                       ------------------------------------------------------
  U.S. treasury
    securities and
    government
    obligations        $  11,685     11,757        900         -      12,657
  U.S. government
    agency mortgage-
    backed securities  $  29,359     28,776        900          (4)   29,672
  States,
    municipalities
    and political
    subdivisions       $  15,880     16,271        629         (54)   16,846
  Corporate
    securities         $ 299,952    302,766      9,910      (1,071)  311,605
  Mortgage-backed
    securities         $  75,157     74,685      2,384        (128)   76,941
  Redeemable preferred
    stocks                   571     14,869        646         -      15,515
                                    ----------------------------------------
                                    449,124     15,369      (1,257)  463,236
                                    ----------------------------------------

         Total                    $ 850,209     25,064      (3,865)  871,408
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


<PAGE 12>

               AMERCO AND CONSOLIDATED SUBSIDIARIES

       Notes to Consolidated Financial Statements, Continued
                            (Unaudited)



3.   SUMMARIZED  CONSOLIDATED FINANCIAL  INFORMATION  OF  INSURANCE
SUBSIDIARIES

     A summary consolidated balance sheet for RWIC is presented below:

                                                          September 30,
                                                     ---------------------
                                                         1997        1996
                                                     ---------------------
                                                          (in thousands)

    Investments - fixed maturities                 $   413,196     395,365
    Other investments                                   22,571      11,535
    Receivables                                        119,367     130,285
    Deferred policy acquisition costs                    5,663      10,342
    Due from affiliate                                  33,020      52,747
    Deferred federal income taxes                       17,531      17,573
    Other assets                                        18,917       7,939
                                                       -------------------

         Total assets                              $   630,265     625,786
                                                       ===================

    Policy liabilities and accruals                $   361,146     339,542
    Unearned premiums                                   50,586      66,433
    Other policyholders' funds and liabilities          23,028      24,544
                                                       -------------------
         Total liabilities                             434,760     430,519

    Stockholder's equity                               195,505     195,267
                                                       -------------------

              Total liabilities and
                stockholder's equity               $   630,265     625,786
                                                       ===================

     A   summarized  consolidated  income  statement  for  RWIC  is presented below:

                                               Nine months ended September 30,
                                               -------------------------------
                                                     1997            1996
                                               -------------------------------
                                                          (in thousands)

    Premiums                                   $   118,753         108,432
    Net investment income                           23,222          22,742
                                                   -----------------------
         Total revenue                             141,975         131,174

    Benefits and losses                            113,749          92,330
    Amortization of deferred policy
      acquisition costs                              6,466           7,393
    Other expenses                                  19,902          18,587
                                                   -----------------------
         Income from operations                      1,858          12,864
    Federal income tax expense                         (35)         (3,830)
                                                   -----------------------

    Net income                                 $     1,823           9,034
                                                   =======================
<PAGE 13>
               AMERCO AND CONSOLIDATED SUBSIDIARIES

       Notes to Consolidated Financial Statements, Continued
                            (Unaudited)

3. SUMMARIZED CONSOLIDATED FINANCIAL INFORMATION OF INSURANCE SUBSIDIARIES, continued

     A summary consolidated balance sheet for Oxford is presented below:

                                                          September 30,
                                                     ---------------------
                                                         1997        1996
                                                     ---------------------
                                                          (in thousands)

    Investments - fixed maturities                 $   451,125     490,500
    Other investments                                  102,467      84,839
    Receivables                                         12,357      14,906
    Deferred policy acquisition costs                   35,594      42,577
    Due from affiliate                                     260         112
    Other assets                                         1,667       2,318
                                                       -------------------

         Total assets                              $   603,470     635,252
                                                       ===================

    Policy liabilities and accruals                $    81,271      78,478
    Premium deposits                                   423,777     435,838
    Other policyholders' funds and liabilities           5,524      10,758
    Deferred taxes                                      10,457       9,751
                                                       -------------------
         Total liabilities                             521,029     534,825

    Stockholder's equity                                82,441     100,427
                                                       -------------------

              Total liabilities and
                stockholder's equity               $   603,470     635,252
                                                       ===================

     A summarized consolidated income statement for Oxford is presented below:

                                               Nine months ended September 30,
                                               -------------------------------
                                                     1997            1996
                                               -------------------------------
                                                        (in thousands)

    Premiums                                   $    19,259          21,276
    Net investment income                           13,400          13,949
                                                   -----------------------
         Total revenue                              32,659          35,225

    Benefits and losses                             17,165          16,826
    Amortization of deferred policy
      acquisition costs                              4,213           5,011
    Other expenses                                   4,063           4,618
                                                   -----------------------
         Income from operations                      7,218           8,770
    Federal income tax expense                      (2,036)         (3,094)
                                                   -----------------------

    Net income                                 $     5,182           5,676
                                                   =======================

     On November 18, 1997, Oxford purchased all of the issued and outstanding shares of Encore Financial, Inc. and its subsidiaries
(Encore)  for $11,569,000.   Encore's primary subsidiary is North American
Insurance Company (NAI). NAI is an insurance company domiciled in the state of Wisconsin whose premium volume is primarily derived from the sale  of credit life and disability products.  On November 24, 1997
Oxford  purchased all of the issued and outstanding shares of  Safe
Mate Life Insurance Company for $2,243,000, domiciled in the state of Texas, whose premium volume is derived from the sale of credit life and
disability  products.   These purchases greatly  increase  Oxford's
distribution channels and enhance administrative capabilities in these markets.
<PAGE 14>
               AMERCO AND CONSOLIDATED SUBSIDIARIES

       Notes to Consolidated Financial Statements, Continued
                            (Unaudited)


4.  NOTES AND LOANS

     During the second quarter of fiscal 1998, the Company extinguished $76.0 million of 10.27% interest-bearing notes originally due in fiscal 1999 through fiscal 2002. This resulted in an extraordinary loss of $4.1 million, net of tax of $2.3 million ($0.19 per share).

      In  October 1997, the Company issued $300.0 million  of  Bond
Back  Asset  Trust  Certificates (BATs).  The net proceeds were used to initially prepay floating rate indebtedness of the Company under revolving credit agreements. Subsequent to the funding of the BATs, the Company extinguished $256.0 million of 6.61% to 8.13% interest-bearing
notes  originally  due in fiscal 1999 through  fiscal  2010.   This
resulted in an extraordinary loss of $9.8 million, net of tax of $5.4 million ($0.45 per share).

     During the second quarter of fiscal 1997, the Company extinguished $76.3 million of debt and $86.2 million of long-term notes originally due in fiscal 1997 through fiscal 1999. This resulted in an extraordinary loss of $2.3 million, net of tax of $1.4 million ($0.09 per share).



5.  CONTINGENT LIABILITIES AND COMMITMENTS

     During the nine months ended December 31, 1997, a subsidiary of U-Haul entered into eighteen transactions, whereby the Company sold rental trucks and subsequently leased back. The Company has guaranteed $25,884,000 of residual values for these assets at the end of the respective lease terms. U-Haul also entered into two transactions, whereby the Company sold and subsequently leased back computer equipment. Following are the lease commitments for the leases executed during the nine months ended December 31, 1997, which have a term of more than one year (in thousands):


                                Year ended           Lease
                                 March 31,        Commitments
                               ------------------------------

                                  1998              $  (5,330)
                                  1999                 (5,735)
                                  2000                 (5,735)
                                  2001                  4,262
                                  2002                 11,766
                                  Thereafter           39,007
                                                     --------
                                                    $  38,235
                                                     ========

     During the nine months ended December 31, 1997, the Company has reduced future lease commitments by $83,713,000 through early termination of certain leases. Residual value guarantees were also reduced by $14,301,000 in connection with the terminations.

     In the normal course of business, the Company is a defendant in a number of suits and claims. The Company is also a party to several administrative proceedings arising from state and local provisions that regulate the removal and/or clean-up of underground fuel storage tanks. It is the opinion of management that none of such suits, claims or proceedings involving the Company, individually or in the aggregate, are expected to result in a material loss.
<PAGE 15>
               AMERCO AND CONSOLIDATED SUBSIDIARIES

       Notes to Consolidated Financial Statements, Continued
                            (Unaudited)


6.  SUPPLEMENTAL CASH FLOWS INFORMATION

     The   (increase)  decrease  in  receivables,  inventories  and
accounts payable and accrued liabilities net of other operating and investing activities follows:

                                         Nine months ended December 31,
                                               1997         1996
                                             ---------------------

                                                (in thousands)

        Receivables                       $  (12,262)       86,194
                                             =====================
        Inventories                       $  (12,448)       (8,966)
                                             =====================
        Accounts payable and
          accrued liabilities             $  (38,065)      (82,175)
                                             =====================

     Income   taxes  paid  in  cash  amounted  to  $1,367,000   and
$4,780,000 for the nine months ended December 31, 1997 and 1996, respectively.

     Interest paid in cash amounted to $59,009,000 and $55,631,000 for the nine months ended December 31, 1997 and 1996, respectively.


7.  EARNINGS PER SHARE

     Basic earnings per share are computed based on the weighted average number of shares outstanding for the year and quarterly periods, excluding shares of the employee stock ownership plan that have not
been   committed  to  be  released.   Preferred  dividends  include
undeclared  or  unpaid  dividends of the Company.   Net  income  is
reduced for preferred dividends for purposes of the calculation. The Company does not have any potential common stock that was not included in the calculation of diluted earnings per share because it is antidilutive in the current period.

     The following table reflects the calculation of the earnings per share (in thousands except per share data):

                                    Nine months ended          Quarters ended
                                      December 31,               December 31,
                                       1997        1996        1997        1996
                                 ----------------------  ----------------------

Earnings from operations
  before extraordinary
  loss on early extinguishment
   of  debt                    $     62,840      70,208      (5,390)     (9,538)
Less dividends
   on  preferred shares              15,863      12,321       5,292       5,203
                                 ----------------------  ----------------------
                                     46,977      57,887     (10,682)    (14,741)
Extraordinary loss on early
   extinguishment of debt           (13,984)     (2,319)     (9,846)       (315)

                                 ----------------------  ----------------------
Net earnings for per
   share  calculation          $     32,993      55,568     (20,528)    (15,056)
                                 ======================  ======================

Net earnings for per share:

Earnings from operations
  before extraordinary loss
  on early extinguishment
   of  debt                    $       2.15        2.17        (.49)       (.72)
Extraordinary loss on early
   extinguishment of debt, net         (.64)       (.09)       (.45)       (.02)
                                 ----------------------  ----------------------

Net earnings                   $       1.51        2.08        (.94)       (.74)
                                 ======================  ======================

Weighted average common
  shares outstanding             21,890,250  26,683,455  21,901,521  20,359,869
                                 ======================  ======================
<PAGE  16>

               AMERCO AND CONSOLIDATED SUBSIDIARIES

       Notes to Consolidated Financial Statements, Continued
                            (Unaudited)

8.  RELATED PARTIES

     During the nine months ended December 31, 1997, a subsidiary held various senior and junior notes with SAC Holding Corporation and its subsidiaries (SAC Holdings). The voting common stock of SAC Holdings is held by Mark V. Shoen, a major stockholder of the Company.

     The  Company's  subsidiary  received  principal  payments   of
$3,725,000 and interest payments of $5,014,000 from SAC Holdings during the period.

     The  Company  currently manages the properties  owned  by  SAC
Holdings pursuant to a management agreement, under which the Company receives a management fee equal to 6% of the gross receipts from the properties. The Company received management fees of $1,387,000 during the nine months ended December 31, 1997. The management fee percentage is consistent with the fees received by the Company for other properties managed by the Company.


9.  NEW ACCOUNTING STANDARDS

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

10.  SUBSEQUENT EVENTS

     In January 1998, the Company redeemed 25,000 shares of its Series B Preferred Stock for $25,000,000. The shares were convertible under certain circumstances into 1,000,000 shares, subject to the Company's prior right to redeem the Series B Preferred Stock, of AMERCO's Common Stock.

     On February 3, 1998, the Company declared a cash dividend of $3,241,000 ($0.53125 per preferred share) to preferred stockholders of record as of February 13, 1998.

<PAGE 17>

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

                    Moving and Property and            Adjustments
                      Storage    Casualty     Life        and
                    Operations  Insurance  Insurance  Eliminations Consolidated
                    -----------------------------------------------------------
                                            (in thousands)
Nine months ended
December 31, 1997
Revenues:
  Outside           $  954,823    124,771    31,741          -        1,111,335
  Intersegment             -       17,204       918      (18,122)           -
                     ----------------------------------------------------------
    Total revenues     954,823    141,975    32,659      (18,122)     1,111,335
                     ==========================================================
Operating profit    $  135,234      1,858     7,218          -          144,310
                     ============================================
Interest expense                                                         49,301
                                                                       --------
Pretax earnings
  from operations                                                     $  95,009
                                                                       ========
Identifiable assets $1,952,967    630,265   603,470     (328,757)     2,857,945
                     ==========================================================


                    Moving and Property and           Adjustments
                      Storage    Casualty     Life        and
                    Operations  Insurance  Insurance  Eliminations Consolidated
                    -----------------------------------------------------------
                                            (in thousands)
Nine months ended
December 31, 1996
Revenues:
  Outside           $  923,032    118,883    34,479          -        1,076,394
  Intersegment            -        12,291       746      (13,037)           -
                     ----------------------------------------------------------
    Total revenues     923,032    131,174    35,225      (13,037)     1,076,394
                     ==========================================================
Operating profit    $  123,981     12,864     8,770          -          145,615
                     ============================================
Interest expense                                                         35,060
                                                                       --------
Pretax earnings
  from operations                                                     $ 110,555
                                                                       ========
Identifiable assets $1,769,568    625,786   635,252     (329,332)     2,701,274
                     ==========================================================

<PAGE 18>
NINE  MONTHS  ENDED  DECEMBER 31, 1997  VERSUS  NINE  MONTHS  ENDED
DECEMBER 31, 1996

Moving and Storage Operations
     Revenues consist of rental revenues and net sales.

     Rental revenues increased by $30.0 million, approximately 3.8%, to $811.2 million in the first nine months of fiscal 1998. This increase primarily reflects the growth in truck rental revenues which benefited from transactional growth and higher average revenue per transaction.

     Net sales revenues were $143.9 million in the first nine months of fiscal 1998, which represents an increase of approximately 1.6% from the first nine months of fiscal 1997 net sales of $141.7 million. Revenue growth from the sale of moving support items (i.e. boxes, etc.) and propane resulted in a $4.8 million increase during the first nine months of fiscal 1998, which was partially offset by a net decrease in revenue from other sales categories.

     Cost of sales was $82.3 million in the first nine months of fiscal 1998, which represents a decrease of approximately 2.4% from $84.3 million for the same period in fiscal 1997. Lower material costs associated with the sale of gasoline which corresponds to a $1.2 million decline in gasoline sales was primarily responsible for the decline.

     Operating expenses increased to $677.4 million in the first nine months of fiscal 1998 from $663.6 million in the first nine months of fiscal 1997, an increase of approximately 2.1%. The change from the prior year primarily reflects a $7.9 million increase in insurance costs due to increased cost of risk and higher rental activity and a $4.7 million increase in lease expense due to new leasing activity within the rental fleet and with storage facilities. Collectively, all other operating expense categories increased by $1.2 million, approximately 0.2%, to $540.5 million.

     Net depreciation expense for the first nine months of fiscal 1998 was $59.9 million, as compared to $51.2 million in the same period of the prior year.

Property and Casualty
     RWIC's  gross  premium  writings for the  nine  months  ended
September 30, 1997 were $129.8 million, as compared to $133.0 million in the nine months ended September 30, 1996. This represents a decrease of $3.2 million, or 2.4%. As in prior periods, the rental industry market accounts for a significant share of total premiums, approximately 53.9% and 47.9% in the nine months ended September 30, 1997 and 1996, respectively. These writings include U-Haul customers, fleetowners and U-Haul as well as other rental industry insureds with similar characteristics. RWIC continues underwriting professional reinsurance via broker markets. Premiums in this area decreased during the nine months ended 1997 to 27.6% of total gross premiums, from comparable 1996 figures of 27.9%, due to the timing of premium recognition. RWIC continues its direct multiple peril coverage of various commercial properties and businesses in 1997. These premiums accounted for 13.2% of the total gross premiums for the nine months ended September 30, 1997 as compared to 9.5% for the same period in 1996. The increase is the result of planned business expansion. Premium writings in selected general agency lines were 5.3% of total gross premium writings for the period ended September 30, 1997 as compared to 14.7% in the same period of 1996. This decrease resulted from the cancellation of a general agency agreement in November 1996.

     Net earned premiums increased $10.4 million, or 9.6%, to $118.8 million for the nine months ended September 30, 1997, compared with premiums of $108.4 million for the period ended September 30, 1996. The increase was primarily due to planned business expansion in the rental industry and direct multiple peril markets, offset by a decrease of $4.8 million in general agency and assumed treaty reinsurance segments. The rental industry markets increased to $69.6 million or 58.6% over comparable 1996 figures of $57.0 million or 52.6% of total net earned premiums. The expansion of the direct multiple peril line resulted in an increase of $2.5 million over 1996's net earned premiums of $9.9 million for the period. The 1997 decrease of $3.0 million in the general agency lines resulted from the cancellation of an agency agreement in November 1996.

     Net investment income was $23.2 million for the period ended September 30, 1997, an increase of 2.2% over 1996 net investment income of $22.7 million. The marginal increase resulted from an increase in the amount of preferred stock in RWIC's portfolio.
<PAGE 19>
     Underwriting expenses incurred were $140.1 million for the nine months ended September 30, 1997, an increase of $21.8 million, or 18.4% over 1996. Comparable underwriting expenses incurred for the first nine months of 1996 were $118.3 million. The increase is attributed to increased commission expense and losses incurred. Increased commission expense on the rental industry and direct multiple peril markets resulted from the planned increase in premium writings and represents $1.8 million of the increase. Losses incurred increased $19.8 million in the rental industry, general agency lines, and assumed treaty reinsurance segments, offset by a decrease in the direct multiple peril markets. Approximately $18.2 million of the increase in losses incurred is attributable to all programs and result from an increase in liabilities for unpaid claims due to estimated future losses on current and prior business, a component of losses incurred. Increased net paid losses in the general agency, assumed treaty reinsurance and rental industry lines, were offset by a decrease in the direct multiple peril segment. All other underwriting expenses increased in the aggregate by $2.0 million.

     RWIC completed the nine months ended September 30, 1997 with income before tax expense of $1.9 million as compared to $12.9 million for the same period ended September 30, 1996. This represents a decrease of $11.0 million, or 85.3% over 1996. Increased premium earnings and marginal investment income were offset by increased underwriting expenses as discussed above.

Life Insurance
     Premiums from Oxford's reinsurance lines before intercompany eliminations were $13.1 million for the nine months ended September 30, 1997, a decrease of $2.5 million, or approximately 16.0% over 1996, and accounted for 68.0% of Oxford's premiums for the nine months ended September 30, 1997. These premiums are primarily from term life insurance and deferred annuity reinsurance agreements. Decreases in premiums are primarily from the aging of these reinsurance agreements.

     Premiums from Oxford's direct lines before intercompany eliminations were $6.2 million premiums for the nine months ended September 30, 1997, an increase of $0.5 million or 8.8% from the same period of 1996. This increase in direct premium is primarily attributable to the Company's disability and group life business. Oxford's direct business related to group life and disability coverage issued to employees of the Company for the nine months ended September 30, 1997 accounted for approximately 9.8% of premiums. Other direct lines, including credit life and health business, accounted for approximately 22.2% of Oxford's premiums for the nine months ended September 30, 1997.

     Net investment income before intercompany eliminations was $13.4 million and $13.9 million for the nine months ended September 30, 1997 and 1996, respectively. This decrease is due to a lower asset base resulting from a dividend paid to Oxford's parent.

     Benefits and expenses incurred were $25.4 million for the nine months ended September 30, 1997 and $26.5 million for the nine months ended September 30, 1996.

     Operating   profit   before  tax  and  before   intercompany
elimination decreased by $1.6 million, or approximately 18.2%, in 1997 to $7.2 million, primarily due to the decrease in premium income and lower asset base attributable to the dividend paid to Oxford's parent.

Interest Expense, net
     Interest expense net of interest income increased by $14.2 million to $49.3 million for the nine months ended December 31, 1997, as compared to $35.1 million for the nine months ended December 31, 1996. The increase is attributed to lower levels of interest income in the current fiscal year.

Extraordinary Loss on Extinguishment of Debt
     During the second quarter of fiscal 1998, the Company extinguished $76.0 million of 10.27% interest-bearing notes originally due in fiscal 1999 through fiscal 2002. This resulted in an extraordinary loss of $4.1 million, net of tax of $2.3 million ($0.19 per share).

     During the third quarter of fiscal 1998, the Company extinguished $256.0 million of 6.61% to 8.13% interest-bearing notes originally due in fiscal 1999 through fiscal 2010. This resulted in an extraordinary loss of $9.8 million, net of tax of $5.4 million ($0.45 per share).

     During the second quarter of fiscal 1997, the Company extinguished $76.3 million of debt and $86.2 million of long-term notes originally due in fiscal 1997 through fiscal 1999. This resulted in an extraordinary loss of $2.3 million, net of tax of $1.4 million ($0.09 per share).

<PAGE 20>
Consolidated Group
     As a result of the foregoing, pretax earnings of $95.0 million were realized in the nine months ended December 31, 1997, as compared to $110.6 million for the same period in 1996. After providing for income taxes, earnings from operations were $62.8 million as compared to $70.2 million. Following deductions for an extraordinary loss from the early extinguishment of debt, net earnings for the nine months ended December 31, 1997 were $48.9 million, as compared to $67.9 million for the same period of the prior year.

QUARTERLY RESULTS

     The following table presents unaudited quarterly results for the eleven quarters in the period beginning April 1, 1995 and ending December 31, 1997. The Company believes that all necessary adjustments have been included in the amounts stated below to present fairly, and in accordance with generally accepted accounting principles, the selected quarterly information when read in conjunction with the consolidated financial statements of the Company. The Company's U-Haul rental operations are seasonal and proportionally more of the Company's revenues and net earnings from its U-Haul rental operations are generated in the first and second quarters of each fiscal year (April through September). The operating results for the periods presented are not necessarily indicative of results for any future period (in thousands except for per share data).

                                           Quarter Ended
                                ------------------------------------
                                    Jun 30      Sep 30      Dec 31
                                      1997        1997        1997
                                ------------------------------------

Total revenues                 $   372,021     416,771     322,543
Earnings from operations
  before extraordinary loss
  on early extinguishment
  of debt (4)(5)                    29,198      39,032      (5,390)
Net earnings (loss)                 29,198      34,894     (15,236)
Weighted average common
  shares outstanding            21,879,156  21,890,072  21,901,521
Earnings from operations
  before extraordinary loss
  on early extinguishment
  of debt per common share            1.09        1.54        (.49)
Net earnings (loss) per
  common share (1)(4)(5)              1.09        1.35        (.94)


                                            Quarter Ended
                                 ---------------------------------------------
                                   Jun 30      Sep 30      Dec 31       Mar 31
                                     1996        1996        1996         1997
                                 ---------------------------------------------
Total revenues                 $   361,053     398,449     316,892     308,105
Earnings from operations
  before extraordinary loss
  on early extinguishment
  of debt (3)                       40,005      39,741      (9,538)    (16,024)
Net earnings (loss)                 40,005      37,737      (9,853)    (16,024)
Weighted average common
  shares outstanding (2)        32,015,301  27,675,192  20,359,869  21,868,241
Earnings from operations
  before extraordinary loss
  on early extinguishment
  of debt per common share (3)        1.15        1.29       (0.72)      (0.97)
Net earnings (loss) per
  common share (1) (2) (3)            1.15        1.22       (0.74)      (0.97)


                                            Quarter Ended
                                 ---------------------------------------------
                                   Jun 30      Sep 30      Dec 31       Mar 31
                                     1995        1995        1995         1996
                                 ---------------------------------------------
Total revenues                 $   340,331     381,746     305,105     298,656
Net earnings (loss)                 15,177      35,332       7,701       2,184
Weighted average common
  shares outstanding (2)        37,958,426  37,931,825  36,796,961  32,554,458
Net earnings (loss) per
  common share (1) (2)                0.31        0.85        0.13       (0.04)

<PAGE 21>
________________
(1)Net earnings (loss) per common share amounts were computed after giving effect to the dividends on the Company's Preferred Stock.

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

(5)During the third quarter of fiscal 1998, the Company extinguished $256.0 million of 6.61% to 8.13% interest-bearing notes originally due in fiscal 1999 through fiscal 2010. This resulted in an extraordinary loss of $9.8 million, net of tax of $5.4 million ($0.45 per share).

<PAGE 22>
QUARTER  ENDED DECEMBER 31, 1997 VERSUS QUARTER ENDED DECEMBER  31,
1996

Moving and Storage Operations
     Revenues consist of rental revenues and net sales.

     Rental revenues increased by $7.6 million, approximately 3.3%, to $234.3 million in the third quarter of fiscal 1998. This increase reflects an $8.2 million increase in revenues from the rental of moving related equipment reflecting higher In-Townr transaction levels and an increase in the average revenue per transaction.

     Net sales revenues were $35.4 million in the third quarter of fiscal 1998, which represented an increase of approximately 2.6% from the third quarter of fiscal 1997 net sales of $34.5 million. Revenue growth from the sale of moving support items (i.e. boxes, etc.) and propane resulted in a $1.3 million increase during the quarter, which was offset by a $0.2 million net decrease in gasoline sales and other sales.

     Cost of sales was $20.7 million in the third quarter of fiscal 1998, which represents an decrease of 4.6% from $21.7 million for the same period in fiscal 1997. Lower material cost associated with the reduction of gasoline sales and a reduction in propane costs attributed to the decrease.

     Operating expenses decreased to $213.3 million in the third quarter of fiscal 1998 from $227.7 million in the third quarter of fiscal 1997, a decrease of approximately 6.3%. The decrease from the prior year resulted from management's increased focus on cost containment during off-peak rental periods.

     Net depreciation expense for the third quarter of fiscal 1998 was $20.8 million, as compared to $18.9 million in the same period of the prior year.


Property and Casualty
     RWIC's gross premium writing for the quarter ended September 30, 1997 were $41.9 million as compared to $43.6 million in the third quarter of 1996. The rental industry market accounts for a significant share of total premiums, approximately 60.2% and 52.5% in the third quarters of 1997 and 1996, respectively. These writings include U-Haul, U-Haul customers and fleetowners as well as other rental industry insureds with similar characteristics. RWIC continues underwriting professional reinsurance via broker markets. Premiums in this area decreased during the third quarter of 1997 to 12.8% of total gross premiums, from comparable 1996 figures of 18.9%, due to the timing of premium recognition. RWIC continues its direct multiple peril coverage of various commercial properties and businesses in 1997. These premiums accounted for 15.6% of total gross premiums during third quarter 1997, as compared to 12.1% in 1996. This increase is the result of planned business expansion. Premiums in selected general agency lines accounted for an 11.4% share of written premiums in 1997 as compared to 16.5% share in 1996. This decrease resulted from the cancellation of a general agency agreement in November 1996.

     Net earned premiums decreased to $39.8 million for the quarter ended September 30, 1997, compared with $43.7 million for the quarter ended September 30, 1996. The premium decrease resulted from decreases in general agency, assumed treaty reinsurance and rental industry segments, partially offset by an increase in the direct multiple peril market. The cancellation of a general agency agreement in November 1996 resulted in a $1.7 million decrease from $2.4 million for the same period in 1996. The elimination of the premium accrual on the reinsurance program contributed $0.9 million to the decrease from 1996. Net earned premiums in the rental industry markets decreased $2.6 million from $27.1 million for the quarter ended September 1996. Partially offsetting this decrease was an increase of $1.3 million in net earned premiums on the direct multiple peril line due to planned business expansion.

     Net investment income was $7.9 million for the quarter ended September 30, 1997, an increase of 3.9% over 1996 net investment income of $7.6 million. The increase over 1996 resulted from increased cash flow from operations.

     Underwriting expenses incurred were $51.7 million for the quarter ended September 30, 1997, an increase of $3.6 million, or 7.5% over 1996. This change is attributable to increased losses incurred for the rental industry and direct multiple peril markets, offset by a decrease in commission expense on the assumed treaty reinsurance segment. Paid losses, a component of losses incurred, represented $4.2 million of the increase over 1996. The remaining losses incurred increase, $2.5 million, resulted from an increase in liabilities for unpaid claims due to estimated future losses for current and prior policies. The increases were partially offset by a $1.9 million decrease in commission expense resulting primarily from the elimination of the accrual for premiums and corresponding
<PAGE 23>
commissions on the assumed treaty reinsurance segment, as mentioned earlier. All other underwriting expenses decreased in the aggregate by $1.2 million.

     RWIC completed the third quarter of 1997 with income before tax expense of $(4.0) million as compared to $3.2 million for the comparable period ended September 30, 1996. This represents a decrease of $7.1 million, or 225.4% under 1996. Decreased earned premiums for the quarter and increased underwriting expenses were the primary cause.

Life Insurance
     Premiums from Oxford's reinsurance lines before intercompany eliminations were $4.4 million for the quarter ended September 30, 1997, a decrease of $0.6 million or approximately 12.0% over 1996 and accounted for 66.7% of Oxford's premiums in 1997. These premiums are primarily from term life insurance and deferred annuity reinsurance agreements. Decreases in premiums are primarily from the aging of these reinsurance agreements.

     Premiums from Oxford's direct lines before intercompany eliminations were $2.2 million for the quarter ended September 30, 1997, an increase of $0.2 million or 10.0% from the prior year. This increase in direct premium is primarily attributable to group life and disability coverage issued to employees of the Company, which accounted for approximately 10.6% of premiums. Other direct lines, including credit life and health business, accounted for approximately 22.7% of Oxford's premiums for the quarter ended September 30, 1997.

     Net investment income before intercompany eliminations was $4.6 million and $4.5 million for the quarters ended September 30, 1997 and 1996, respectively.

     Benefits and expenses incurred were $7.7 million for the quarter ended September 30, 1997, a decrease of 10.5% under 1996. Comparable benefits and expenses incurred for the quarter ended September 30, 1996 were $8.6 million. This decrease is primarily due to decreases in death benefits, reserves and deferred acquisition cost amortization partially offset by increases in commissions and annuity benefits.

     Operating profit before tax and intercompany eliminations increased by $0.3 million or approximately 9.4% for the quarter ended September 30, 1997 to $3.5 million, primarily due to an increase in premium income and a decrease in death benefits.

Interest Expense, net
     Interest expense, net of interest income, was $15.7 million for the quarter ended December 31, 1997 versus $17.3 million in the prior year's third quarter. This decrease was derived from a reduction in the average cost of borrowings due to the Company's debt restructuring program.

Extraordinary Loss on Extinguishment of Debt
     During the third quarter of fiscal 1998, the Company extinguished $256.0 million of 6.61% to 8.13% interest-bearing notes originally due in fiscal 1999 through fiscal 2010. This resulted in an extraordinary loss of $9.8 million, net of tax of $5.4 million ($0.45 per share).

Consolidated Group
     As a result of the foregoing, a pretax loss of $8.2 million was incurred for the quarter ended December 31, 1997, as compared to a pretax loss of $16.0 million for the same period in 1996. After providing for income taxes, a loss of $5.4 million was incurred during the third quarter of fiscal 1998 as compared to a loss of $9.6 million in the prior year. After providing for extraordinary losses from the early extinguishment of debt, a net loss of $15.2 million was incurred for the current quarter, as compared to a net loss of $9.9 million for the same period of the prior year.
<PAGE 24>
LIQUIDITY AND CAPITAL RESOURCES

Moving and Storage Operations
     To meet the needs of its customers, U-Haul must maintain a large inventory of fixed asset rental items. At December 31, 1997, net property, plant, and equipment represented approximately 68.6% of total U-Haul assets and approximately 46.9% of consolidated assets. In the first nine months of fiscal 1998, gross capital expenditures for property, plant and equipment were $317.2 million, as compared to $159.7 million in the first nine months of fiscal 1997. These expenditures primarily reflect expansion of the rental truck fleet, purchase of trucks previously leased and real property acquisitions. The capital needs required to fund these acquisitions were funded with internally generated funds from operations, debt and lease financings.

     Cash flows from operating activities were $95.9 million during the nine months ended December 31, 1997, as compared to $76.1 million during the nine months ended December 31, 1996. The increase results from increased revenues offset by a slight increase in operating expenses.

     At December 31, 1997, total notes and loans outstanding were $1,074.4 million as compared to $983.6 million at March 31, 1997 and $933.4 million at December 31, 1996.

Property and Casualty
     Cash flows from operating activities were $7.9 million and $(19.0) million for the nine months ended September 30, 1997 and September 30, 1996, respectively. The change resulted from decreased due from affiliates and paid losses recoverable, offset by increases in accounts receivable and other assets and decreases in other liabilities and federal income tax payable. Also contributing are increased loss and expense reserves and a smaller unearned premium decrease than for the quarter ended September 30, 1996.

     The short-term investment portfolio was $1.5 million at September 30, 1997. This balance reflects funds in transition from maturity proceeds to long-term investments. The structure of the long-term portfolio is designed to match future liability cash needs. Capital and operating budgets allow RWIC to schedule cash needs in accordance with investment and underwriting proceeds.

     RWIC maintains a diversified securities investment portfolio, primarily in bonds at varying maturity levels. Approximately 95.0% of the portfolio is comprised of investment grade securities. The maturity distribution is designed to provide sufficient liquidity to meet future cash needs. Current liquidity remains strong, with RWIC having 0.2% more invested assets than total liabilities.

     Stockholder's equity increased $3.2 million from $192.3 million at December 31, 1996 to $195.5 at September 30, 1997. RWIC considers current shareholder's equity to be adequate to support future growth and absorb unforeseen risk events. RWIC does not use debt or equity issues to increase capital and, therefore, has no exposure to capital market conditions.

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

     Cash flows from operating activities were $6.4 million and $13.7 million for the nine months ended September 30, 1997 and 1996, respectively. In 1997, cash flows provided(used) by financing activities were approximately $(9.5) million compared to $22.2 million for the nine months ended September 30, 1996. Cash flows from deferred annuity sales are a component of financing activities and result in the purchase of fixed maturities, which are a component of investing activities. In addition to cash flows from operating and financing activities, a substantial amount of liquid funds is available through Oxford's short-term portfolio. At September 30, 1997 and 1996, short-term investments amounted to $6.1 million and $12.5 million, respectively. Management believes that the overall sources of liquidity will continue to meet foreseeable cash needs.

     Stockholder's equity of Oxford decreased to $82.4 million in 1997 from $100.4 million in 1996 as the result of cash dividends of $33.9 million paid to its parent on December 31, 1996.
<PAGE 25>
     On November 18, 1997, Oxford purchased all of the issued and outstanding shares of Encore Financial, Inc. and its subsidiaries (Encore). Encore's primary subsidiary is North American Insurance Company (NAI). NAI is an insurance company domiciled in the state of Wisconsin whose premium volume is primarily derived from the sale of credit life and disability products. On November 24, 1997 Oxford purchased all of the issued and outstanding shares of Safe Mate Life Insurance Company, domiciled in the state of Texas, whose premium volume is derived from the sale of credit life and disability products. These purchases greatly increase Oxford's distribution channels and enhance administrative capabilities in these markets.

     Applicable laws and regulations of the State of Arizona require the Company's insurance subsidiaries to maintain minimum capital and surplus determined in accordance with statutory accounting practices in the amount of $600,000. In addition, the amount of dividends that can be paid to shareholders by insurance companies domiciled in the State of Arizona is limited. Any dividend in excess of the limit requires prior regulatory approval. Statutory surplus which can be distributed as dividends without regulatory approval is zero at September 30, 1997. These restrictions are not expected to have a material adverse effect on the ability of the Company to meet its cash obligations.

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

Credit Agreements
     The Company's operations are funded by various credit and financing arrangements, including unsecured long-term borrowings, unsecured medium-term notes and revolving lines of credit with domestic and foreign banks. Principally to finance its fleet of trucks and trailers, the Company routinely enters into sale and leaseback transactions. As of December 31, 1997, the Company had
$1,074.4 million in total notes and loans outstanding and unutilized committed lines of credit of approximately $180.0 million.

     In October 1997, the Company issued $300.0 million of Bond Back Asset Trust Certificates (BATs). The net proceeds were initially used to prepay floating rate indebtedness of the Company under revolving credit agreements. Subsequent to the funding of the BATs, the Company extinguished $256.0 million of 6.61% to 8.13% in interest-bearing notes originally due in fiscal 1999 through fiscal 2010.

     Certain of the Company's credit agreements contain restrictive financial and other covenants, including, among others, covenants with respect to incurring additional indebtedness, maintaining certain financial ratios and placing certain additional liens on its properties and assets. At December 31, 1997, the Company was in compliance with these covenants.

     The Company is further restricted in the issuance of certain types of preferred stock. The Company is prohibited from issuing shares of preferred stock that provide for any mandatory redemption, sinking fund payment, or mandatory prepayment, or that allow the holders thereof to require the Company or any subsidiary of the Company to repurchase such preferred stock at the option of such holders or upon the occurrence of any event or events without the consent of its lenders.
<PAGE 26>
                    PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         a. Exhibits

               3.1  Restated Articles of Incorporation (1)
               3.2  Restated By-Laws of AMERCO as of August 27, 1996
                    (2)
               4.1  AMERCO and Citibank, N.A. Trustee Second
                    Supplemental Indenture Dated as of October 22, 1997
               4.2  Calculation Agency Agreement
               4.3  6.65%-AMERCO Series 1997 A Bond Backed Asset Trust
                    Certificates ("BATs") Due October 15, 1999
               27   Financial Data Schedule

         b. Reports on Form 8-K.

               No report on Form 8-K was filed for the quarter ended December 31, 1997.

_____________________________________

(1) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1992, file no. 0-7862.

(2) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1996, file no. 0-7862.

<PAGE 27>
                            SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   U-Haul International, Inc.

                                   ___________________________________
                                            (Registrant)


Dated: February 12, 1998             By: /S/ DONALD W. MURNEY
                                   ___________________________________
                                        Donald W. Murney, Treasurer
                                       (Principal Financial Officer)