Form 10-K
period 1998-03-31
U HAUL INTERNATIONAL INC
filed 1998-06-29
CIK 4458

                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549
           FORM 10-K-Annual Report Pursuant to Section 13 or 15(d) of
                    the Securities Exchange Act of 1934
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

For the fiscal year ended           March 31, 1998
                         ---------------------------------------------------

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes  X   No
          -----   ----

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      22,614,087 shares of AMERCO Common Stock, $0.25 par value, were outstanding at June 29, 1998. The aggregate market value of AMERCO Common Stock held by non-affiliates (i.e., stock held by persons other than officers and directors of AMERCO or those persons who are parties to a stockholder agreement relating to 13,975,862 shares of AMERCO Common Stock, was $259,146,750. The aggregate market value was computed using the closing price for the Common Stock trading on Nasdaq on June 22, 1998.

      5,385 shares of U-Haul International, Inc. Common Stock, $0.01 par value, were outstanding at June 29, 1998. None of these shares were held by non-affiliates. U-Haul International, Inc. meets the conditions set forth in General Instructions (I)(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

      Portions of AMERCO's Proxy Statement relating to its Annual Meeting of Stockholders to be held on August 28, 1998, are incorporated by reference in Part III hereof.

                         TABLE OF CONTENTS

                                                          PAGE NO.
                              PART I

ITEM   1.  BUSINESS......................................     3

           A.   THE COMPANY..............................     3

           B.   HISTORY..................................     3

           C.   MOVING AND STORAGE OPERATIONS............     3

           D.   INSURANCE OPERATIONS.....................     6

ITEM   2.  PROPERTIES....................................    11

ITEM   3.  LEGAL PROCEEDINGS.............................    11

ITEM   4.  SUBMISSION OF MATTERS TO A VOTE OF
           SECURITY HOLDERS..............................    11

                              PART II

ITEM   5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY
           AND RELATED STOCKHOLDER MATTERS...............    12

ITEM   6.  SELECTED FINANCIAL DATA.......................    13

ITEM   7.  MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS OF
           OPERATIONS....................................    15

ITEM   8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY
           DATA..........................................    26

ITEM   9.  CHANGES IN AND DISAGREEMENTS WITH
           ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
           DISCLOSURE ...................................    26

                             PART III

ITEM  10.  DIRECTORS AND EXECUTIVE OFFICERS OF
           THE REGISTRANTS...............................    26

ITEM  11.  EXECUTIVE COMPENSATION........................    26

ITEM  12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
           OWNERS AND MANAGEMENT.........................    26

ITEM  13.  CERTAIN RELATIONSHIPS AND RELATED
           TRANSACTIONS..................................    26

                              PART IV

ITEM  14.  EXHIBITS, FINANCIAL STATEMENT
           SCHEDULES AND REPORTS ON FORM 8-K.............    27

                              PART I

                         ITEM 1.  BUSINESS

                          A. THE COMPANY

     AMERCO, a Nevada corporation (AMERCO or Company), is the holding company for U-Haul International, Inc. (U-Haul), Amerco Real Estate Company (AREC), Republic Western Insurance Company
(RWIC) and Oxford Life Insurance Company (Oxford). Throughout this Form 10-K, unless the context otherwise requires, the term
"Company" includes all of the Company's subsidiaries. The Company's principal executive offices are located at 1325 Airmotive Way, Suite 100, Reno, Nevada 89502-3239, and the telephone number of the Company is (702) 688-6300. As used in this Form 10-K, all references to a fiscal year refer to the Company's fiscal year ended March 31 of that year. RWIC and Oxford have been consolidated on the basis of calendar years ended December 31. Accordingly, all references to the years 1997, 1996 and 1995 correspond to the Company's fiscal years 1998, 1997 and 1996, respectively. The Company's three primary industry segments are represented by Moving and Storage Operations (U-Haul and AREC), Property and Casualty Insurance (RWIC) and Life Insurance (Oxford). See Note 20 of Notes to Consolidated Financial Statements in Item 8 for financial information regarding the industry segments.

Moving and Storage Operations
     Moving and self-storage operations consist of the rental of trucks, automobile-type trailers and self-storage space to the do-it-yourself mover under the registered tradename
U-Haul<REGISTERED TRADEMARK> throughout the United States and Canada.

     AREC  owns  approximately  90% of the  Company's  real  estate
assets,   including  the  Company's  U-Haul  Center   and   Storage
locations.

Property and Casualty Insurance
     RWIC originates and reinsures property and casualty-type insurance products for various market participants, including independent third parties, the Company's customers and the Company.

Life Insurance
     Oxford originates and reinsures life, health and annuity-type insurance products and administers the Company's self-insured employee health and dental plans.

     On November 21, 1997, Oxford purchased all of the issued and outstanding shares of Encore Financial, Inc. and its subsidiaries (Encore). Encore's primary subsidiary is North American Insurance Company (NAI) (domiciled in Wisconsin), its premium volume is primarily derived from the sale of credit life and disability products. NAI's subsidiary, North American Fire & Casualty Insurance Company is a property and casualty company domiciled in Louisiana. On November 24, 1997, Oxford purchased all of the issued and outstanding shares of Safe Mate Life Insurance Company (domiciled in Texas), its premium volume is derived from the sale of credit life and disability products.

                            B. HISTORY

     The Company was founded in 1945 under the name "U-Haul Trailer
Rental Company". From 1945 to 1974, the Company rented trailers and, starting in 1959, trucks on a one-way and In-Town<REGISTERED TRADEMARK> basis through independent dealers.
Since 1974, the Company has developed a network of Company-owned rental centers (U-Haul Centers) through which U-Haul rents its trucks and trailers and provides related products and services
(e.g., the sale and installation of hitches, as well as the sale of boxes and moving supplies). At March 31, 1998, the Company's distribution network included 1,200 U-Haul Centers and 14,500 independent dealers.


                 C. MOVING AND STORAGE OPERATIONS

Business Strategies
     The Company's present business strategy remains focused on do-it-yourself moving and self-storage customers. The Company believes that customer access, in terms of truck or trailer availability and proximity of rental locations, is critical to its success. Under the U-Haul name, this strategy is to offer, in an integrated manner over an extensive and geographically diverse network of 15,700 Company-owned Centers and independent dealers, a wide range of products and services to do-it-yourself moving and self-storage customers.

Moving Operations
     U-Haul has a variety of product offerings. Rental trucks have been designed with do-it-yourself customers in mind, and may include features such as Low Decks<REGISTERED TRADEMARK>, air conditioning, power steering, automatic transmissions,
Gentle-Ride Suspensions<REGISTERED TRADEMARK>, AM/FM cassette stereo systems and over-the-cab storage. Aerodynamically designed U-Haul trailers are suited to the low profile of many newly manufactured automobiles. As of March 31, 1998, the U-Haul rental equipment fleet consisted of 90,000 trucks, 83,000 trailers and 16,000 tow dollies.

     Additionally, the Company provides support rental items such as furniture pads, hand trucks, Appliance Dollies<REGISTERED TRADEMARK>, Utility Dollies<REGISTERED TRADEMARK>, mirrors,
tow bars, tow dollies and bumper hitches.   The
Company also sells boxes, tape and packaging materials, and rents additional items such as floor polishers and carpet cleaning equipment at its U-Haul Center locations. U-Haul Centers also sell and install hitches and towing systems, and sell propane.

     U-Haul offers protection packages such as (i) "Safemove<REGISTERED TRADEMARK>", which provides moving customers with a damage waiver, cargo protection and medical and life coverage and (ii) "Safestor<REGISTERED TRADEMARK>", which provides self-storage rental customers with various types of protection for their goods in storage.

     Independent dealers receive U-Haul equipment on a consignment basis and are paid a commission on gross revenues generated from their rentals. The Company maintains contracts with its independent dealers that typically may be canceled upon 30 days written notice by either party.

     A high percentage of the Company's rental revenue is derived from do-it-yourself movers. Moving rentals include: (i)
In-Town<REGISTERED TRADEMARK> rentals, where the equipment is returned to the originating U-Haul location and (ii) one-way rentals, where the equipment is returned to a U-Haul location in another city.

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

     The Company services and maintains its trucks and trailers through an extensive preventive-maintenance program, generally performed at Company-owned facilities located at or near U-Haul
Centers. Major repairs are performed either by the chassis manufacturers' dealers or by Company-owned repair shops, and the Company takes advantage of manufacturers' warranties.


Self-Storage Business
     U-Haul entered the self-storage business in 1974 and since then has increased the rentable square footage of its storage locations through the acquisition of existing facilities and new construction. In addition, the Company has entered into management agreements to manage self-storage properties owned by others. The Company has also entered into a strategic and financial partnership with Private Mini Storage Realty, L.P., a Texas-based operator of 45 self-storage properties.

     Through over 800 Company-owned or managed storage locations in the United States and Canada, the Company offers for rent more than
26.1 million square feet of self-storage space. The Company's self-storage facility locations range in size up to 149,000 square feet of storage space, with individual storage spaces in sizes from 16 square feet to 400 square feet or larger.

     The primary market for storage rooms is the storage of household goods. With the addition of over 8,900 storage rooms during fiscal 1998, average occupancy rates were 83.0%, with modest seasonal variation. During fiscal 1998 and fiscal 1997, delinquent rentals as a percentage of total storage rentals were approximately 6% in each year. The Company considers this rate to be satisfactory.

Competition
     The do-it-yourself moving truck and trailer rental market is highly competitive and dominated by national operators in both the In-Town<REGISTERED TRADEMARK> and one-way markets. During the past year, two major competitors combined. Budget Rent-A-Car acquired TRS (Ryder Truck Rentals) as a subsidiary. Management believes that there are two distinct users of rental trucks: commercial users and do-it-yourself users. As noted above, the Company focuses on the do-it-yourself mover. The Company believes that the principal
competitive   factors   are  convenience   of   rental   locations,
availability of quality rental equipment and price.

     The self-storage industry is highly competitive. The top three national firms, including the Company, Public Storage and Storage USA, account for only 11% of total industry square footage. Convenience, customer service and price are the key competitive factors. Efficient management of occupancy, delinquency and expenses are the key profitability factors.

Employees
     For the period ended March 31, 1998, the Company's non-seasonal work force consisted of 14,000 employees.

Amerco Real Estate Operations
     AREC has responsibility for actively marketing properties available for sale or lease. AREC is also responsible for managing any environmental risks associated with the Company's real estate.

Environmental Matters
     The environment is protected by many federal, state and local laws. Environmental laws impact the way the Company stores and disposes of various petroleum products (including gasoline, fuel oil and waste oil), tires, batteries and other materials used in the rental, maintenance and manufacturing of its rental fleets. Since fiscal 1990, the Company has incurred environmental-related expenditures of approximately $37.0 million primarily for removal and disposal fees and remediation of over 3,000 underground storage tanks. There are approximately 200 underground storage tanks remaining.

     The Company has been named as a "potentially responsible party" with respect to disposal of hazardous waste at 16 federal and two state superfund sites located in 14 states. The Company has entered into settlements for 15 of the sites for de minimus amounts. One of these sites has been disputed by the Company with no response for over five years, a second is in dispute over statute of limitations restrictions and a third is too recent to be assessed.

     A subsidiary of U-Haul owns one property located within two different state hazardous substance sites in the State of Washington. The property is located in Yakima, Washington and is believed to contain elevated levels of pesticide and other contaminants as a result of onsite operations conducted by one or more former owners. The State of Washington has designated the property as a state hazardous substance site known as the "Yakima Valley Spray Site", and has named the subsidiary, U-Haul Co. of Inland Northwest (Inland Northwest) as a "potentially liable party"
(PLP)  under  state law with respect to this site.  An  enforcement order has been issued to Inland Northwest to conduct a remedial investigation and feasibility study (RI/FS) of the site. While the state has not, as yet, named any other PLPs at this site, several other parties are participating in the RI/FS as the result of litigation brought by Inland Northwest. This RI/FS group retained an environmental consultant to perform the work and the RI/FS consultant costs are being shared with Inland Northwest paying 20% of the costs. The state has accepted the RI, but the FS has not been completed due to the disputes over the determination of cleanup levels for the site. The state has indicated that, because it wants actual remediation to begin at the site in 1998, it plans on issuing an enforcement order to Inland Northwest concerning the conduct of remediation even though the FS has not been completed. No agreement has been negotiated, as of this time, between Inland Northwest and other parties with respect to allocation of costs of remediation or of the state's oversight costs at this site. The process of site assessment and cleanup at the Yakima Valley Spray Site is ongoing and, based upon the information currently available, Inland Northwest is unable to reasonably assess the potential future costs, but the costs could be substantial.

     In addition, Inland Northwest has been named by the State of Washington as a PLP along with over 100 other PLPs with respect to another state-listed hazardous substance site known as the "Yakima Railroad Area". The Yakima Valley Spray Site is located within the Yakima Railroad Area. Inland Northwest has been notified that the Yakima Railroad Site involves potential groundwater contamination in an area of approximately two square miles. Inland Northwest has contested its designation as a PLP at this site, but, at the date hereof, no formal ruling has been issued in this matter.

     In February 1992, the State of Washington issued an enforcement order to Inland Northwest and eight other parties requiring an interim remedial action and the provision of bottled water to households that obtain drinking water from wells within the Yakima Railroad Area. Without conceding any liability, Inland Northwest and several of the other PLPs implemented a bottled water program. Over the past five years, Inland Northwest has incurred an average annual expense of $720 for the bottled water program. Utilizing grants of approximately $6.0 million from the Washington Department of Ecology (WDOE), the local governments have expanded the existing municipal water system throughout the Yakima Railroad Area and have connected many of the residences receiving bottled water to the municipal water supply. WDOE has reserved its rights concerning recovery of the funds for the municipal water system expansion.

     In addition, WDOE is conducting additional investigations of the scope and extent of contamination within the Yakima Railroad Area. One facet of this involves the sampling of all existing monitoring wells within the area, including those at the Yakima Valley Spray Site. WDOE issued an enforcement order to Inland Northwest regarding such additional sampling. The Company expects there will be costs associated with remedial measures to address the regional groundwater contamination issue. The process of site assessment on the Yakima Railroad Area is ongoing and, based upon the information currently available to Inland Northwest, Inland Northwest is unable to reasonably assess the potential investigation and clean-up costs, but the costs could be substantial. Moreover, the investigative and remedial costs incurred by the State can be imposed upon Inland Northwest and any other PLP as a joint and several liability. At the date of this report, other than the imposition of the bottled water program and ordering of site-specific actions at individual properties within the Yakima Railroad Area, there has been no formal indication from the State of Washington of its intentions regarding future cost recoveries at the Yakima Railroad Area.

     Based upon the information currently available to the Company, compliance with the environmental laws and its share of investigation and cleanup costs of the hazardous waste sites, the Company is not expecting to incur losses with respect to the sites that would have a material adverse effect on the Company's financial position or operating results.

                      D. INSURANCE OPERATIONS

Business Strategies
     RWIC's principal business strategy is to provide specialty personal and commercial insurance and reinsurance products and services. RWIC focuses on selected regional and under-served markets in predominantly non-urban areas. RWIC keeps distribution expenses low by using a network of independent agents and brokers working directly with underwriters in the home office. RWIC also capitalizes on its knowledge of moving and rental markets. This knowledge was gained through its years of insuring U-Haul and its customers. RWIC provides insurance products to rental equipment stores, self-storage facilities and rental vehicle operators. These products include Commercial Multi-Peril lines, Business Owners Programs, Commercial Auto and Umbrella Liability.

     Oxford's business strategy is long-term capital growth through direct writing of annuity, credit and accident and health products. In the past, Oxford experienced significant growth by selectively reinsuring certain life and annuity products. Currently, Oxford is pursuing a growth strategy of increased direct writing via acquisitions, expanded distribution channels and product enhancement and diversity. The acquisition of North American Insurance Company and Safe Mate Life Insurance Company in 1997 represents a significant movement toward this long-term goal. Through these acquisitions, Oxford obtained significant distribution channels and administrative capabilities.

Property and Casualty
     RWIC's  underwriting activities consist of three basic  areas:
U-Haul and U-Haul-affiliated underwriting, direct underwriting and assumed reinsurance underwriting. U-Haul underwritings include coverage for U-Haul and U-Haul employees and U-Haul-affiliated underwritings consist primarily of coverage for U-Haul customers. For the year ended December 31, 1997, approximately 39.7% of RWIC's written premiums resulted from U-Haul and U-Haul-affiliated underwriting activities. RWIC's direct underwriting is done through company-employed underwriters and selected general agents. The products provided include liability coverage for rental vehicle lessees, storage rental properties and coverage for commercial multiple peril and excess workers' compensation. RWIC's assumed reinsurance underwriting is done via broker markets.

     RWIC's liability for unpaid losses is based on estimates of the ultimate cost of settling claims reported prior to the end of the accounting period, estimates of reinsurers and estimates of incurred but not reported losses which are based on RWIC's experience and insurance industry historical experience. Unpaid loss adjustment expenses are based on historical ratios of loss adjustment expenses paid to losses paid.

     The liability for unpaid claims and unpaid claims expenses represents estimates of the amount necessary to settle all claims as of the statement date. Both unreported claims and incurred but not reported claims are included in the liability. RWIC updates the liability estimate as additional facts regarding claim costs become available. These estimates are subject to uncertainty and variation due to numerous factors including, but not limited to, court decisions, economic conditions and public attitudes. In estimating reserves, no attempt is made to isolate inflation from the combined effect of other factors including inflation. Unpaid losses and unpaid loss expenses are not discounted.

     RWIC's unpaid loss and loss expenses are certified annually by an independent actuarial consulting firm as required by state regulation.

     Activity  in  the  liability  for  unpaid  claims  and   claim
adjustment expenses is summarized as follows:

                                         1997      1996      1995
                                       ---------------------------
                                             (in thousands)
Balance at January 1                 $ 332,674   341,981   329,741
  Less reinsurance recoverable          60,319    73,873    74,663
                                       ---------------------------
Net balance at January 1               272,355   268,108   255,078

Incurred related to:
  Current year                         132,291   112,394   114,110
  Prior years                           23,192    11,527     8,292
                                       ---------------------------
Total incurred                         155,483   123,921   122,402

Paid related to:
  Current year                          28,972    30,633    22,576
  Prior years                           89,336    89,041    86,796
                                       ---------------------------
Total paid                             118,308   119,674   109,372

Net balance at December 31             309,530   272,355   268,108
  Plus reinsurance recoverable          75,286    60,319    73,873
                                       ---------------------------
Balance at December 31               $ 384,816   332,674   341,981
                                       ===========================

     As a result of changes in estimates of insured events in prior years, the provision for unpaid loss and loss adjustment expenses (net of reinsurance recoveries of $35.2 million) increased by $23.2 million in 1997 due to higher than anticipated losses and related expenses for claims associated with assumed reinsurance and certain other business written on a direct basis.

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

     The operating results of the property and casualty insurance industry, including RWIC, are subject to significant fluctuations. Factors which may influence this include premium rate competition, catastrophic and unpredictable events (including man-made and natural disasters), general economic and social conditions, interest rates, investment returns, changes in tax laws, regulatory developments and the ability to accurately estimate liabilities for unpaid losses and loss adjustment expenses. Additionally, there may be other unforeseen events that affect the profitability of property and casualty insurance companies.

Life Insurance
     Oxford underwrites life, health and annuity insurance, both as a direct writer and as an assuming reinsurer. Oxford's direct writings principally related to the underwriting of credit life and disability insurance accounted for 18.3% of Oxford's premiums for the year ended December 31, 1997. Oxford's other direct lines are related to group life and disability coverage issued to employees of the Company accounted for 8.8% of Oxford's premiums for the year ended December 31, 1997. In addition, Oxford administers the Company's self-insured group health and dental plans. Oxford's reinsurance assumed lines accounted for 56.2% of premiums for the year ended December 31, 1997, include individual life insurance, annuities, credit life and disability insurance. These reinsurance arrangements are entered into with unaffiliated reinsurers. Prior to 1997, direct premiums included travel accident products reinsured from RWIC.

     Oxford's subsidiaries, North American Insurance Company and Safe Mate Life Insurance Company, underwrite credit life and disability insurance. Premiums from these subsidiaries are included in Oxford's premiums from the acquisition dates through December 31, 1997 and account for 16.7% of Oxford's premiums.

Investments
     The Company's insurance operations investments must comply with the insurance laws of the State of domicile. These laws prescribe the type, quality and concentration of investments that may be made. Moreover, in order to be considered an acceptable reinsurer by cedents and intermediaries, a reinsurer must offer financial security. The quality and liquidity of invested assets are important considerations in determining such security.

     The investment philosophies of RWIC and Oxford emphasize protection of principal through the purchase of investment grade fixed-income securities. Approximately 94% of RWIC's and 97% of Oxford's fixed-income securities consist of investment grade securities. The maturity distributions are designed to provide sufficient liquidity to meet future cash needs.

Reinsurance
     The Company's insurance operations assume and cede insurance from and to other insurers and members of various reinsurance pools and associations. Reinsurance arrangements are utilized to provide greater diversification of risk and to minimize exposure on large risks. However, the original insurer retains primary liability to the policyholder should the assuming insurer not be able to meet its obligations under the reinsurance agreements.

Regulation
     The Company's insurance operations are subject to comprehensive regulation throughout the United States. The regulation extends to such matters as licensing companies and agents, restricting the types, quality or quantity of investments, regulating capital and surplus and actuarial reserve maintenance, setting solvency standards, filing of annual and other reports on financial position, and regulating trade practices. State laws also regulate transactions and dividends between an insurance company and its parent or affiliates, and generally require prior approval or notification for any change in control of the insurance subsidiary.

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

     RWIC and Oxford have adopted the NAIC minimum risk-based capitalization (RBC) requirements for insurance companies. As of December 31, 1997, RWIC and Oxford are in compliance with these requirements. NAI is also in compliance with the NAIC RBC requirements but triggered a State of Wisconsin RBC Company Action Level Event. Oxford intends to cure the non-compliance by

December 31, 1998 through improved operating performance and/or capital restructuring. The Company Action Level Event has no impact on the Company's financial position or results of operations.

Competition
     The highly competitive insurance industry includes a large number of property and casualty insurance companies and life insurance companies. Some of the insurance companies are owned by stockholders and others are owned by policyholders (mutual). Many competitors have been in business for a longer period of time or possess substantially greater financial resources. Competition in the insurance business is based upon price, product design and services rendered to producers and policyholders.

                                                Unpaid Loss and Loss Adjustment Expenses

                                                               December 31
---------------------------------------------------------------------------------------------------------------------------
                           1987     1988     1989     1990     1991     1992     1993     1994     1995      1996     1997
---------------------------------------------------------------------------------------------------------------------------
                                                              (in thousands)
Unpaid Loss and Loss
Adjustment Expenses:    $168,688  199,380  207,939  226,324  236,019  238,762  314,482  329,741  341,981   332,674  384,816

  Paid (Cumulative)
        as of:
   One year later         49,681   59,111   50,992   55,128   65,532   83,923   70,382   86,796   89,041    89,336
   Two years later        91,597   89,850   87,850   97,014  105,432  123,310  115,467  139,247  150,001
   Three years later     110,834  114,979  116,043  120,994  126,390  153,030  146,640  173,787
   Four years later      129,261  133,466  132,703  133,338  143,433  173,841  166,068
   Five years later      142,618  145,864  142,159  144,764  153,730  181,677
   Six years later       152,579  153,705  151,227  152,424  160,875
   Seven years later     158,531  161,498  158,043  157,979
   Eight years later     165,021  167,224  162,038
   Nine years later      170,411  170,749
   Ten years later       173,978

Reserve Reestimated
        as of:
   One year later        187,663  200,888  206,701  229,447  231,779  251,450  321,058  338,033  353,508   354,776
   Two years later       190,715  202,687  206,219  221,450  224,783  254,532  323,368  340,732  369,852
   Three years later     194,280  203,343  199,925  211,998  223,403  253,844  309,936  349,459
   Four years later      195,917  199,304  198,986  207,642  214,854  231,536  317,687
   Five years later      195,203  200,050  197,890  200,629  198,320  239,888
   Six years later       196,176  198,001  194,601  189,601  210,872
   Seven years later     196,770  197,112  189,175  200,556
   Eight years later     196,072  195,522  199,075
   Nine years later      196,169  204,442
   Ten years later       205,135

Cumulative Redundancy
   (Deficiency)         $(36,447)  (5,062)   8,864   25,768   25,147   (1,126)  (3,205) (19,718) (27,871) (22,102)
Retro Premium
   Recoverable          $ (1,168)     -         10      -      3,140    2,226     (105)  13,956   13,582   19,880
Reestimated Reserve:
Amount (Cumulative)     $(37,615)  (5,062)   8,874   25,768   28,287    1,100   (3,310)  (5,762) (14,289)  (2,222)

                            ITEM 2. PROPERTIES

     The Company and its subsidiaries own property, plant and equipment that are utilized in the manufacture, repair and rental of U-Haul equipment and that provide offices for the Company. Such facilities exist throughout the United States and Canada. The majority of land and buildings used by U-Haul is owned in fee and is substantially unencumbered. U-Haul also manages storage facilities owned by others. In addition, U-Haul owns certain real estate not currently used in its operations. U-Haul operates 1,200 U-Haul Centers (including Company-owned storage locations), manages 145 storage centers and operates 12 manufacturing and assembly facilities. The Company also operates 125 repair facilities located at or near a U-Haul Center.


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

      On September 7, 1995, Paul F. Shoen, major stockholder of the Company and a director, filed a complaint in the Ninth Judicial District Court of the State of Nevada, Douglas County, entitled Paul F. Shoen v. AMERCO, Case
                                              -----------------------
No. 95-CV-0227. The complaint, as amended on March 9, 1998, alleges that by failing to reimburse him for expenses, including attorneys' fees and other charges, incurred by him in the Shoen Litigation and the subsequent bankruptcy proceedings, the Company breached his indemnification agreement with the Company. Mr. Shoen alleges that the Company has caused damages of no less than $297,183 as of September 7, 1995, and seeks additional amounts to be alleged at trial. The Company has denied the allegations and believes it has valid defenses against his claims. Paul F. Shoen filed a motion for partial summary judgment on November 15, 1995, and the Company filed an opposition and cross-motion for partial summary judgment on December 11, 1995. This matter was heard on November 12, 1996, and both motions were denied.

      In the normal course of business, the Company is a defendant in a number of suits and claims. The Company is also a party to several administrative proceedings arising from state and local provisions that regulate the removal and/or clean-up of underground fuel storage tanks. It is the opinion of management that none of the suits, claims or proceedings involving the Company, individually or in the aggregate, are expected to result in a material loss. See "Item 1. Business - Environmental Matters".


       ITEM  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of the security holders during the fourth quarter of the fiscal year covered by this report, through the solicitation of proxies or otherwise.

                                  PART II

ITEM  5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     As of June 26, 1998, there were approximately 4,500 holders of record of the Company's Common Stock.

     The Company's Common Stock has been traded on Nasdaq National Market (Nasdaq) since November 1994 under the symbol "UHAL". The following table sets forth the high and low closing prices of the common stock of AMERCO trading on Nasdaq for the periods indicated.


                                    For   the   Years  Ended   March 31,
                                 ---------------------------------------------
                                        1998                        1997
                                 ---------------------------------------------
                                   High        Low           High        Low
                                 ---------------------------------------------
      First  quarter              32          23 1/2         28 1/4     19 1/2
      Second quarter              31 7/8      26 1/2         41         21 1/2
      Third  quarter              35 7/8      24 1/2         48 1/2     33 1/2
      Fourth quarter              31          24 1/4         38  1/2    24 1/2

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

      See Note 15 of Notes to Consolidated Financial Statements in Item 8 for a discussion of the Company's non-cash dividends. See Note 6 of Notes to Consolidated Financial Statements in Item 8 for a discussion of changes to common shares outstanding.

      The common stock of U-Haul is wholly-owned by the Company. As a result, no active trading market exists for the purchase and sale of such common stock. No cash dividends were declared to the Company by U-Haul during the two most recent fiscal years.

                                               AMERCO AND CONSOLIDATED SUBSIDIARIES
                                                  ITEM 6. SELECTED FINANCIAL DATA

                                                                 For the Years Ended March 31,
                                              -------------------------------------------------------------------
                                                   1998          1997           1996          1995          1994
                                              -------------------------------------------------------------------
                                                       (in thousands, except per share data and ratios)
Summary of Operations:
Rental and net sales                      $    1,195,634     1,146,751      1,107,782     1,067,916       972,930
Premiums and net investment income               214,308       213,024        200,238       177,733       162,151
                                              ----------     ---------      ---------     ---------     ---------
                                               1,409,942     1,359,775      1,308,020     1,245,649     1,135,081
                                              ----------     ---------      ---------     ---------     ---------

Operating expenses
  and cost of sales (4) (9)                      991,365       964,300        902,673       785,358       724,082
Benefits, losses and amortization of
  deferred acquisition costs                     208,607       194,768        174,646       159,236       149,686
Depreciation, net (5)                             69,655        66,742         83,989       148,018       131,371
                                              ----------     ---------      ---------     ---------     ---------
                                               1,269,627     1,225,810      1,161,308     1,092,612     1,005,139
                                              ----------     ---------      ---------     ---------     ---------
Earnings from operations                         140,315       133,965        146,712       153,037       129,942
Interest expense, net                             64,016        50,437         50,486        59,581        63,440
                                              ----------     ---------      ---------     ---------     ---------

Pretax earnings from operations                   76,299        83,528         96,226        93,456        66,502
Income tax expense                               (27,643)      (29,344)       (35,832)      (33,424)      (19,853)
                                              ----------     ---------      ---------     ---------     ---------
Earnings from operations before
  extraordinary loss on early
  extinguishment of debt and
  cumulative effect of change
  in accounting principle                         48,656        54,184         60,394        60,032        46,649
Extraordinary loss on early
  extinguishment of debt, net (6)                (13,672)       (2,319)           -             -          (3,370)
Cumulative effect of change in
  accounting principle, net (8)                      -             -              -             -          (3,095)
                                              ----------     ---------      ---------     ---------     ---------

Net earnings                                $     34,984        51,865         60,394        60,032        40,184
                                              ==========     =========      =========     =========     =========

Earnings from operations before
  extraordinary loss on early
  extinguishment of debt and cumulative
  effect of change in accounting
  principle per common share (2) (3) (7)    $       1.28          1.44           1.33          1.23          1.06
Net earnings per common share (2) (3) (7)            .66          1.35           1.33          1.23           .89
Weighted average common shares
  outstanding (2) (7)                         21,896,101    25,479,651     35,736,335    38,190,552    38,664,063
Cash dividends declared:
  Preferred stock                                 20,766        16,875         12,964        12,964         4,753
  Common stock                                       -             -              -             -           3,147
Ratio of earnings to fixed charges (1)              1.56          1.64           1.89          1.87          1.64

                                                  AMERCO AND CONSOLIDATED SUBSIDIARIES
                                              ITEM 6. SELECTED FINANCIAL DATA, continued

                                                                 For the Years Ended March 31,
                                              -------------------------------------------------------------------
                                                  1998           1997           1996          1995          1994
                                              -------------------------------------------------------------------
                                                                        (in thousands)
Balance Sheet Data:
Total property, plant and
equipment, net                             $  1,275,756      1,247,066      1,316,715     1,274,246     1,174,236
Total assets                                  2,913,277      2,718,994      2,823,407     2,605,989     2,344,442
Notes and loans payable                       1,025,323        983,550        998,220       881,222       723,764
Stockholders' equity (7)                        595,059        602,320        649,548       686,784       651,787


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

(2) Reflects   the  adoption  of  Statement  of  Position  93-6,  "Employers'
    Accounting  for Employee Stock Ownership Plans" for the year ended  March
    31, 1995.

(3) Earnings and net earnings per common share were computed after giving effect to the dividends on the Company's Series B floating rate stock for the years ended March 31, 1998 and 1997.

(4) Reflects  the  adoption  of  Statement of Position  93-7,  "Reporting  on
    Advertising Costs" during the year ended March 31, 1996.

(5) Reflects  the  change in estimated residual value during the  years  ended
    March 31, 1998 and 1996.

(6) See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations".

(7) Reflects the acquisition of treasury shares acquired pursuant to the Shoen Litigation as discussed in "Item 7. Management's Discussion and
    Analysis  of  Financial Condition and Results of Operations - Stockholder
    Litigation".

(8) Reflects the adoption of Statement of Financial Accounting Standards  No.
    106,  "Employers'  Accounting  for  Postretirement  Benefits  other  than
    Pensions".

(9) Reflects the adoption of Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" during the year ended March 31, 1998.

    ITEM  7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements
     This   report   contains   forward  looking  statements.    Additional
written   or   oral  forward-looking  statements  may  be   made   by   the
Company   from   time   to  time  in  filings  with  the   Securities   and
Exchange Commission or otherwise. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements may include, but not be limited to, projections of revenues, income or loss, estimates of capital expenditures, plans for future operations, products or services and financing needs or plans, as well as assumptions relating to the foregoing. The words "believe", "expect", "anticipate", "estimate", "project" and similar expressions identify forward looking statements, which speak only as of the date the statement was made. Forward looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by or underlying the forward looking statements. The following disclosures, as well as other statements in the Company's report and in the Notes to the Company's Consolidated Financial Statements, describe factors, among others, that could contribute to or cause such differences, or that could affect the Company's stock price.

General
     For   financial   statement  preparation,  the   Company's   insurance
subsidiaries report on a calendar year basis while the Company reports on a fiscal year basis ending March 31. Accordingly, with respect to the Company's insurance subsidiaries, any reference to the years 1997, 1996 and 1995 correspond to the Company's fiscal years  1998,  1997  and  1996, respectively.  There  have  been  no  events
related   to  such  subsidiaries  between  January  1  and  March   31   of
1998, 1997 or 1996 that would materially affect the Company's consolidated financial position or results of operations as of and for the fiscal years ended March 31, 1998, 1997 and 1996, respectively.

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

Results of Operations

Fiscal  Year  Ended  March  31, 1998 Versus Fiscal  Year  Ended  March  31,
1997

Moving and Storage Operations
     Revenues consist of rental revenues and net sales.

     Rental revenue increased by $44.9 million, approximately 4.6%, to $1,018.7 million in fiscal 1998. This increase primarily reflects the growth in truck rental revenues which benefited from transactional growth and higher average revenue per transaction.

     Net   sales  revenues  were  $176.9  million  in  fiscal  1998,  which represents an increase of approximately 2.3% as compared to fiscal 1997 net sales of $173.0 million. Revenue growth from the sale of moving support items (i.e. boxes, etc.) and propane resulted in a $5.6 million increase during the current year.

     Cost of sales was virtually unchanged at $101.6 million in fiscal 1998, as compared to $103.8 million in fiscal 1997. Lower material costs associated with the sale of propane offset increased costs in other areas.

     Operating expenses increased to $896.0 million during fiscal 1998 from $871.1 million in fiscal 1997, an increase of approximately 2.9%. Increased property values and business activity contributed to a $4.9 million increase in taxes. Lease expense contributed an increase of $3.9 million to reflect new leasing activity within the rental fleet and storage facilities.
Increased rental business contributed to a $3.9 million increase in liability insurance. A reduction in expense offsets(credits) caused an increase in operating expenses of $6.1 million. All other operating expenses increased in the aggregate by $6.1 million.

     Depreciation expense for the year was $69.7 million, as compared to $66.7 million in the prior year. This increase reflects a $6.2 million reduction in gains from the disposition of property, plant and equipment offset by an increase in depreciation expense of buildings and non-rental equipment.

Property and Casualty
     RWIC gross premium writings for the year ended December 31, 1997 were $174.2 million as compared to $167.8 million for 1996. This represents an increase of $6.4 million, or 3.8%. As in prior periods, the rental industry market accounts for a significant share of total premiums, 52.4% and 46.3% for the years ended December 31, 1997 and 1996, respectively. These writings include
U-Haul customers, fleetowners and U-Haul as well as other rental industry insureds with similar characteristics. RWIC underwrites professional reinsurance via broker markets and the percentage of total premiums in this area for 1997 remained consistent with 1996 at 29.1% and 29.2%, respectively. RWIC continues its direct multiple peril coverage of various commercial properties and business in 1997 with premiums accounting for 13.3% of the total gross premiums for the year ended December 31, 1997 as compared to 10.7% for 1996. The increase is the result of planned business expansion. Premium writings in selected general agency lines were 5.2% of total gross written premiums for the period ended December
31,   1997   as  compared  to  13.8%  for  1996.   This  decrease  resulted
from   the   cancellation  of  a  general  agency  agreement  in   November
1996.

     Net earned premiums decreased $0.6 million, or 0.4%, to $155.9 million for the year ended December 31, 1997, compared with premiums of $156.5 million for 1996. General agency earnings decreased $3.1 million offset by a $2.5 million increase in direct multiple peril, assumed treaty reinsurance and rental industry segments. The $3.1 million decrease in the general agency lines is attributable to the cancellation of an agency agreement in November
1996.   The  $2.5  million  increase is due  to  a  $1.3  million  increase in the assumed treaty reinsurance line attributable to the reporting of unearned premiums from brokers, an increase of $0.6 million due to the expansion of the direct multiple peril line and an increase of $0.6 million in rental industry markets.

     Net   investment  income  was  $31.3  million  for  the   year   ended
December 31, 1997, an increase of 2.3% over 1996 net investment income of $30.6 million. The increase resulted from enhanced yield provided by an increased investment in preferred stock.

     Underwriting expenses incurred were $186.5 million for the year ended December 31, 1997, an increase of $17.7 million, or 10.5%, over 1996. Comparable underwriting expenses incurred for the year ended December 31, 1996 were $168.8 million. The increase is attributed to increased losses and loss adjustment expenses incurred and general underwriting expenses offset by a decrease in net commission expense. Losses and loss adjustment expenses incurred increased $31.6 million in the general agency, rental industry and assumed treaty reinsurance lines offset by a decrease in the direct multiple peril markets. Approximately $31.0 million of the losses and loss adjustment expenses incurred increase is attributable to all programs and results from an increase in liabilities for unpaid claims due to estimated future losses on current and prior business, a component of losses and loss adjustment expenses incurred. The liability for unpaid losses is based on the estimated ultimate cost of settling claims reported prior to the end of the accounting period, estimates received from ceding  reinsurers  and  estimates  for  unreported  losses  based  on  the historical experience of RWIC, supplemented by insurance industry historical experience. Unpaid loss adjustment expenses are based
on   historical  ratios  of  loss  adjustment  expenses  paid   to   losses
paid. Unpaid loss and loss expenses are not discounted. Net commission expense decreased $15.7 million due to the recognition of contingent commissions on reinsurance agreements for the general agency and the assumed reinsurance treaty lines. All other underwriting expenses increased in the aggregate of $1.8 million.

     RWIC completed the year ended December 31, 1997 with income before tax expense of $0.7 million as compared to $18.3 million for the same period ended December 31, 1996. This represents a decrease of $17.6 million, or 96.2% over 1996. Increased underwriting expenses (including losses and loss adjustment expenses incurred) were the primary cause for the reduction in income before taxes.

Life Insurance
     Premiums from Oxford's reinsurance lines before intercompany eliminations were $16.7 million for the year ended December 31,
1997,  a  decrease  of  $3.6  million or  17.7%  over  1996  and  accounted for 56.2% of Oxford's premiums in 1997. These premiums are primarily from term life insurance and deferred annuity contracts that have matured. Decreases in premiums are primarily due to decreased policyholder renewals on term life insurance and decreased annuitizations on deferred annuity contracts.

     Premiums from Oxford's direct lines before intercompany eliminations were $8.1 million in 1997, an increase of $0.6 million or 8.0% from the prior year. This increase in direct premium is primarily attributable to an increase in life and disability coverage for the Company's employees. Oxford's direct business related to group life and disability coverage issued to employees of the Company accounted for 8.8% of premiums for the year ended December 31, 1997. Other direct lines, including the credit business, accounted for approximately 18.3% of Oxford's premiums in 1997. Premiums from Oxford's subsidiaries, acquired in November, 1997, were $4.9 million and accounted for 16.7% of premiums. These premiums are primarily related to Medicare supplement and credit life and disability insurance.

     Net   investment   income   before   intercompany   eliminations   was
$17.8 million and $18.8 million for the years ended December 31, 1997 and 1996, respectively. This decrease is due to a decrease in invested assets at the start of the year, which is the result of a $30.0 million cash dividend paid to Oxford's parent on December 31, 1996.

     Benefits and expenses incurred were $33.1 million for the year ended December 31, 1997, a decrease of 8.3% over 1996. Comparable benefits and expenses incurred for 1996 were $36.1 million. This decrease is primarily due to the deferred annuity contracts that have matured. Benefits and expenses incurred by Oxford's subsidiaries were $3.8 million.

     Operating profit before tax and intercompany eliminations was $10.6 million for both the years ended December 31, 1997 and
December 31, 1996. Included in operating profit for 1997 is more than $1.3 million from Oxford's subsidiaries.

Interest Expense
     Interest   expense,  net  of  interest  income,  increased  by   $13.6
million to $64.0 million during fiscal 1998, as compared to $50.4 million in fiscal 1997. The increase can be primarily attributed to lower levels of interest income in the current year.

Extraordinary Loss on Extinguishment of Debt
     During the second quarter of fiscal 1998, the Company extinguished $76.0 million of 10.27% interest-bearing notes originally due in fiscal 1999 through fiscal 2002. This resulted in an extraordinary loss of $4.0 million, net of tax of $2.4 million ($0.18 per share).

     During the third quarter of fiscal 1998, the Company extinguished $255.0 million of 6.43% to 8.13% interest-bearing notes originally due in fiscal 1999 through fiscal 2010. This resulted in an extraordinary loss of $9.7 million, net of tax of $5.6 million ($0.44 per share).

Results of Operations - Consolidated Group
      As a result of the foregoing, pretax earnings of $76.3 million were realized in fiscal 1998, as compared to $83.5 million in the prior year. After providing for income taxes, earnings from operations were $48.7 million in fiscal 1998 as compared to $54.2 million in fiscal 1997. Following deductions for an extraordinary loss from the extinguishment of debt, net earnings for the current year were $35.0 million, as compared to $51.9 million in fiscal 1997.

Fiscal Year Ended March 31, 1997 Versus Fiscal Year Ended March 31, 1996

Moving and Storage Operations
     Revenues consist of rental revenues and  net sales.

     Rental revenue increased by $30.8 million, approximately 3.3%, to $973.8 million in fiscal 1997. The increase in rental revenues resulted from growth in the rental of moving-related equipment and self-storage market, which grew in the aggregate by $40.6 million to $974.5 million, as compared to $933.9 million in fiscal 1996. Truck rental revenues growth was due to improved utilization, an increase in the fleet size and higher average dollars per transaction. Self-storage facilities rental growth was positively impacted by additional rentable square footage and higher management fees derived from storage facilities managed for others.

     Net sales revenues were $173.0 million in fiscal 1997, an increase of 5.0% as compared to fiscal 1996 net sales of $164.8 million. Revenue growth from the sale of moving support items (i.e. boxes, etc.), propane and hitches resulted in an $8.3 million increase during the year.

     Cost of sales was $103.8 million in fiscal 1997, a decrease of 0.3% from $104.1 million in fiscal 1996. A contributing factor towards the decrease was a $4.9 million decrease in allowances for inventory shrinkage and other inventory adjustments. Material costs from the sale of propane and hitches increased by $3.7 million reflecting higher sales levels.

     Operating expenses increased to $871.1 million in fiscal 1997 from $800.3 million during fiscal 1996, an increase of 8.8%. An aggregate increase in personnel, rental equipment maintenance and rental  equipment  lease  expense  of  $56.8  million  contributed  to  the increase. Increased rental, sales and repair activity increased personnel costs. Expansion of the rental fleet and transactional growth resulted in higher rental equipment maintenance costs. Increased leasing activity resulted in higher lease expense for rental equipment. Advertising expense in fiscal 1997 declined by $7.0 million to $31.9 million from $38.9 million in fiscal 1996. This decrease reflects a one-time expense of $8.6 million recognized in fiscal 1996, due to the adoption of Statement of Position 93-7. The Company had been deferring yellow page directory costs and amortizing the costs over the life of the directory. The Company is currently reviewing its implementation procedures. All other operating expense categories increased in the aggregate by $21.0 million.

     Depreciation expense in fiscal 1997 declined by $17.3 million to $66.7 million from $84.0 million in the prior year. The decline from the prior year is due to the increase in leasing activity and the sale/leaseback of rental trailers in June 1996 and an increase in net gains from the sale of real property of $10.1 million.

Property and Casualty
     RWIC gross premium writings for the year  ended  December   31, 1996
were  $167.8  million  as  compared  to  $174.2  million  in   1995.
The rental industry market accounts for a significant share of total premiums, 46.3% and 45.2% in 1996 and 1995, respectively. These writings include U-Haul customers, fleetowners and U-Haul as well as other rental industry insureds with similar characteristics. RWIC continues underwriting reinsurance via broker markets. Premiums in this area decreased during 1996 to $49.0 million, or 29.2% of total gross premiums, from comparable 1995 figures of $50.1 million, or 28.7% of total premiums. This decrease can be primarily attributed to inadequate pricing and market conditions. Premium writings in selected general agency lines were 13.1% of total gross written premiums in 1996 as compared to 16.3% in 1995. This decrease resulted from a business decision to withdraw from a regional commercial multiple peril market. RWIC continued its direct multiple peril coverage of various commercial properties and businesses during 1996. These premiums accounted for 10.7% of the total gross written premium during the year ended December 31, 1996 as compared to 9.1% during 1995.

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

     Net   investment  income  was  $30.6  million  for  the   year   ended
December 31, 1996, an increase of 2.3% over 1995 net investment income of $29.9 million. The marginal increase resulted from enhanced yield provided by an increased investment in preferred stock.

     Underwriting expenses incurred were $168.8 million for the year ended December 31, 1996, an increase of $19.6 million, or 13.1% over 1995. Comparable underwriting expenses incurred for
1995 were $149.2 million. The increase is largely attributable to a $16.6 million increase in commission expense and a $1.5 million increase in losses incurred. Commission expense at December 1995 was reduced by $9.0 million in order to realize a guaranteed margin on a canceled general agency program. Commission expense in 1996 includes a $2.0 million allowance for doubtful accounts as a result of a settlement agreement with the Receiver for American Bonding Company, which provided for the return of $2.3 million of funds held as collateral. An additional increase in commission expense resulted from increased acquisition expenses on broker market reinsurance business. The $1.5 million losses incurred increase consisted of increases in the rental industry liability and broker market reinsurance lines and was offset by a decrease in the general agency lines. All other underwriting expenses increased in the aggregate of $1.5 million.

     Income  before  tax  expense  was $18.3 million  for  the  year  ended
December  31,  1996,  as  compared to $21.4  million  for  the  year  ended
December 31, 1995. This represents a decrease of $3.1 million, or 14.5% over 1995. Increased premium earnings and investment income were offset by a disproportionate increase in underwriting expenses as discussed above.

Life Insurance
     Premiums from Oxford's reinsurance lines before intercompany eliminations were $20.3 million for the year ended December 31,
1996, an increase of $0.9 million or 4.6% over 1995 and accounted for 73.0% of Oxford's premiums in 1996. These premiums are primarily from matured term life insurance and deferred annuity contracts. Increases in premiums are primarily from an increase in annuitizations as a result of the maturing of deferred annuities.

     Premiums from Oxford's direct lines before intercompany eliminations were $7.5 million in 1996, a decrease of $0.1 million or 1.3% from the prior year. This decrease in direct premium is primarily attributable to the credit life and disability insurance business ($5.2 million in premium). Oxford's direct business related to group life and disability coverage issued to employees of the Company accounted for approximately 7.9% of premiums for the year ended December 31, 1996. Other direct lines, including the credit business, accounted for approximately 19.1% of Oxford's premiums in 1996.

     Net   investment   income   before   intercompany   eliminations   was
$18.8  million  and  $16.7  million  for  the  years  ended  December   31,
1996 and 1995, respectively. This increase is due to increasing margins on the interest sensitive business. Gains (losses) on the disposition of investments were $(0.4) million and $4.8 million for 1996 and 1995, respectively.

     Benefits and expenses incurred were $36.1 million for the year ended December 31, 1996, an increase of 15.7% over 1995.
Comparable benefits and expenses incurred for 1995 were $31.2 million. This increase is primarily due to an increase in annuitizations on maturing deferred annuities, partially offset by decreases in death benefits and amortization of deferred acquisition costs.

     Operating profit before tax and intercompany eliminations decreased by $2.0 million, or approximately 15.9%, in 1996 to $10.6 million, primarily due to the realization of capital gains in 1995. The decrease in operating profit was partially offset by larger margins on Oxford's interest sensitive business in 1996.

Interest Expense
     Interest   expense   net  of  interest  income   decreased   by   $0.1
million   to   $50.4  million  in  fiscal  1997,  as  compared   to   $50.5
million   in   the   prior  year.   Higher  average  debt   levels   during
fiscal 1997 increased interest expense which were offset by higher interest income from the previous year.

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


Quarterly Results
     The following table presents unaudited quarterly results for the eight quarters in the period beginning April 1, 1996 and ending March 31, 1998. The Company believes that all necessary adjustments have been included in the amounts stated below to present fairly, and in accordance with generally accepted accounting principles, the selected quarterly information when read in conjunction with the consolidated financial statements incorporated herein by reference. The Company's U-Haul moving and storage operations are seasonal and proportionally more of the Company's revenues and net earnings from its U-Haul moving and storage operations are generated in the first and second quarters of each fiscal year (April through September). The operating results for the periods presented are not necessarily indicative of
results  for  any  future  period  (in  thousands  except  share  and   per
share data).

                                            Quarter Ended
                                ----------------------------------------------
                                   Jun 30      Sep 30      Dec 31     Mar 31
                                     1997        1997        1997     1998
                                ----------------------------------------------
Total revenues                 $   372,021     416,771     322,543     298,607
Earnings from operations
  before extraordinary loss
  on early extinguishment
  of debt (6) (7)                   29,198      39,032      (5,390)    (14,184)
Net earnings (loss) (3) (6) (7)     29,198      34,894     (15,236)    (13,872)
Weighted average common
  shares outstanding (4)        21,879,156  21,890,072  21,901,521  21,913,654
Earnings (loss) from operations
  before extraordinary loss
  on early extinguishment
  of debt per common
  share (2) (6) (7)                   1.09        1.54       (0.49)      (0.85)
  Net earnings (loss) per
  common share (both basic
  and diluted) (1) (2) (4)
  (6) (7)                             1.09        1.35       (0.94)      (0.84)

                                            Quarter Ended
                                ----------------------------------------------
                                   Jun 30      Sep 30      Dec 31     Mar 31
                                     1996        1996        1996       1997
                                ----------------------------------------------
Total revenues                 $   361,053     398,449     316,892     283,381
Earnings from operations
  before extraordinary loss
  on early extinguishment
  of debt (5)                       40,005      39,741      (9,538)    (16,024)
Net earnings (loss) (5)             40,005      37,737      (9,853)    (16,024)
Weighted average common
  shares outstanding (4)        32,015,301  27,675,192  20,359,873  21,868,241
Earnings (loss) from operations
  before extraordinary loss
  on early extinguishment
  of debt per common share
  (1) (2) (4) (5)                     1.15        1.29       (0.72)      (0.97)
Net earnings (loss) per
  common share (both basic
  and diluted) (1) (2) (4) (5)        1.15        1.22       (0.74)      (0.97)

_______________
(1) Net earnings (loss) per common share amounts were computed after giving effect to the dividends on the Company's Preferred Stock.

(2) Reflects the adoption of Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" during the fourth quarter of fiscal 1998.

(3) Reflects the change in estimated residual value during the fourth quarter of fiscal 1998.

(4) Reflects the acquisition of treasury shares acquired pursuant to the Shoen Litigation as discussed in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Stockholder Litigation".

(5) During second quarter of fiscal 1997, the Company extinguished
    $76.3 million of debt and $86.2 million of its long-term notes originally due in fiscal 1997 through fiscal 1999. This resulted in an extraordinary loss of $2.3 million, net of tax of $1.4 million ($0.09 per share).

(6) During the second quarter of fiscal 1998, the Company extinguished $76.0 million of 10.27% interest-bearing notes originally due in fiscal 1999 through fiscal 2002. This resulted in an extraordinary loss of $4.0 million, net of tax of $2.4 million ($0.18 per share).

(7) During the third quarter of fiscal 1998, the Company extinguished
    $255.0 million of 6.43% to 8.13% interest-bearing notes originally due in fiscal 1999 through fiscal 2010. This resulted in an extraordinary loss of $9.7 million, net of tax of $5.6 million ($0.44 per share).

Liquidity and Capital Resources

Moving and Storage Operations
       To meet the needs of its customers, U-Haul must maintain a large inventory of fixed asset rental items. At March 31, 1998, net property, plant and equipment represented approximately 67.7% of total U-Haul assets and approximately 43.8% of consolidated assets. In fiscal 1998, gross capital expenditures for property, plant and equipment were $392.3 million, as compared to $203.9 million in fiscal 1997. These expenditures primarily reflect expansion of the rental truck fleet, purchase of trucks previously leased and real property acquisitions. The capital needs required to fund these acquisitions were funded with internally generated funds from operations, debt and lease financings.

     Cash flow from operations was $127.8 million in fiscal 1998, as compared to $156.7 million in fiscal 1997 and $146.6 million in fiscal 1996. The decrease results from an increase in receivables, an increase in accounts payable and accrued expenses offset by a decrease in inventories.

Property and Casualty
     Cash  flows  from  operating  activities  were  $23.8  million,  $15.0 million and $31.0 million for the years ended December 31, 1997, 1996 and 1995, respectively. The change for 1997 resulted from a decrease in due from affiliates, offset by a decrease in cash due to a decrease in net income, other liabilities and federal tax payable and an increase in accounts receivable. An additional increase in cash resulted from increased loss and expense reserves and a smaller unearned premium decrease than for the year ended December 31, 1996.

     RWIC's cash and cash equivalents and short-term investment portfolio were $16.3 million and $30.8 million at December 31, 1997 and December 31, 1996, respectively. This level of liquid assets, combined with budgeted cash flow, is adequate to meet periodic needs. The decrease is attributable to a $13.5 million investment
in   a   Texas   based   self-storage partnership in February 1997.    The
structure of the long-term portfolio is designed to match future liability cash needs. Capital and operating budgets allow RWIC to
schedule   cash  needs  in  accordance  with  investment  and  underwriting proceeds.

     RWIC maintains a diversified securities investment portfolio, primarily in bonds at varying maturity levels with 94.0% of the fixed-income securities consisting of investment grade securities. The maturity distribution is designed to provide sufficient liquidity to meet future cash needs. Current liquidity remains
strong,   with   current  invested  assets  equal  to   100.7%   of   total
liabilities.

     Stockholder's equity increased $3.1 million from $192.3 million at December 31, 1996 to $195.4 million at December 31, 1997. RWIC considers current stockholder's equity to be adequate to support future growth and absorb unforeseen risk events. RWIC does not use debt or equity issues to increase capital and therefore has no exposure to capital market conditions.

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

     Cash   provided  by  operating  activities  was  $8.2  million,  $16.5 million and $9.0 million for the years ended December 31, 1997, 1996 and 1995, respectively. In 1997, cash flows provided (used) by financing activities were approximately $(9.1) million. During 1996 and 1995, cash flows provided (used) by financing activities were $(10.0) million and $87.9 million, respectively. Cash flows from deferred annuity sales increase investment contract deposits, which are a component of financing activities, as well as the purchase of fixed maturities which are a component of investing activities.

     In addition to cash flows from operating and financing activities, a substantial amount of liquid funds is available through Oxford's short-term portfolio. At December 31, 1997 and 1996, short-term investments aggregated $12.2 million and $4.5 million, respectively. Management believes that the overall sources of liquidity will continue to meet foreseeable cash needs.

     Stockholder's  equity  of  Oxford  increased  to  $85.8   million   in
1997 from $75.3 million in 1996. During 1997, Oxford did not pay dividends to its parent, during 1996, Oxford paid cash dividends of $33.9 million to its parent.

     Applicable laws and regulations of the State of Arizona require the Company's insurance subsidiaries to maintain minimum capital and surplus determined in accordance with statutory
accounting  practices.   With  respect  to  Oxford,  the  amount  is   $0.4
million.   In  addition,  the  amount of dividends  that  can  be  paid  to shareholders by insurance companies domiciled in the State of Arizona is limited. Any dividend in excess of the limit requires prior regulatory approval. Statutory surplus which can be distributed as dividends without regulatory approval is $4.6 million at December 31, 1997. These restrictions are not expected to have a material adverse effect on the ability of the Company to meet its cash obligations.

Consolidated Group
      During each of the fiscal years ending March 31, 1999, 2000 and 2001, U-Haul estimates gross capital expenditures will average approximately $325 million primarily reflecting rental fleet rotation. This level of capital expenditures, combined with a potential range of $30-$115 million in annual long-term debt maturities, if certain features of debt are exercised during this same period, are expected to create annual average funding needs of approximately $375-$415 million. Management estimates that U-Haul will fund 100% of these requirements with internally generated funds, including proceeds from the disposition of older trucks and other asset sales.

Credit Agreements
     The Company's operations are funded by various credit and financing arrangements, including unsecured long-term borrowings, unsecured medium-term notes and revolving lines of credit with domestic and foreign banks. Principally, to finance its fleet of trucks and trailers, the Company routinely enters into sale and leaseback transactions. As of March 31, 1998, the Company had
$1,025.3 million in total notes and loans outstanding and unutilized committed lines of credit of approximately $220.0 million.

     Certain of the Company's credit agreements contain restrictive financial and other covenants, including, among others, covenants with respect to incurring additional indebtedness, maintaining certain financial ratios and placing certain additional liens on its properties and assets. At March 31, 1998, the Company was in compliance with these covenants.

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

     An   issue  remains  regarding  whether  or  not  the  plaintiffs  are
entitled   to  statutory  post-judgment  interest  at  the  rate   of   ten
percent (10%) per year from February 21, 1995 (the date the Director-Defendants filed for protection under Chapter 11) until the judgment was satisfied. On July 19, 1996, the bankruptcy court ruled the plaintiffs are entitled to such interest. The Director-Defendants and the Company have appealed the court's decision. The Company has deposited approximately $48.2 million into an escrow account to secure payment of the disputed interest, pending final resolution of this issue (including all appeals by either side). The escrow account is reflected as a component of "Other assets" in the Company's financial statements. If the interest issue is decided adversely to the Company and the Director-
Defendants, the amount deposited into the escrow account will be transferred to the plaintiffs. The ultimate outcome of this issue will not have the effect of increasing or decreasing the Company's net earnings, but could reduce stockholders' equity.

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

     For the year ended March 31, 1998, the Company implemented Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", issued by the Accounting Standards Executive Committee in March 1998. This statement of position establishes guidelines for the accounting for the costs of all computer software developed or obtained for internal use, including payroll and other direct costs.

     For the year ended March 31, 1998, the Company implemented Statement of Financial Standards No. 130, "Reporting Comprehensive Income". Effective for fiscal years beginning after December 15, 1997, this statement establishes standards for reporting and displaying comprehensive income and its components in general-purpose financial statements. The standard requires that comprehensive income and its components be displayed in the financial statements, the items be classified by their nature and display the accumulated balances of other comprehensive income in stockholders' equity separately from retained earnings and additional paid-in-capital. The statement had no effect on the Company's results of operations, financial position, capital resources or liquidity.

     For the year ended March 31, 1998, the Company implemented Statement of Financial Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information". Effective for
financial   periods  beginning  after  December  15,  1997,   this
statement requires public business enterprises to report certain information about their operating segments in a complete set of financial statements to stockholders; to report certain enterprise-
wide   information  about  their  products  and  services,   their
activities in different geographic areas and their reliance on major customers; and to disclose certain segment information in their interim financial statements. The statement had no effect on the Company's results of operations, financial position, capital resources or liquidity.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting
for   Derivative   Instruments  and  Hedging  Activities".    This
statement standardizes the accounting for derivative instruments by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. It also provides for matching the timing of gain or loss recognition on the hedging instrument with the recognition of (a) the changes in the fair value of hedged asset or liability attributable to the hedged risk or (b) the earnings
effect  of  the  hedged  forecasted transaction.   This  statement
becomes  effective  for fiscal periods beginning  after  June  15,
1999.   The  Company is evaluating the effect this statement  will have on its financial reporting and disclosures and when it will adopt the statement.

     Other pronouncements issued by the Financial Accounting Standards Board adopted during the year are not material to the consolidated financial statements of the Company. Further, pronouncements with future effective dates are either not applicable or not material to the consolidated financial statements of the Company.

Year 2000 Disclosure

     The Company is and has been working since 1997 to identify and evaluate the changes necessary to its existing computerized business systems to make these systems compliant for Year 2000 processing. The Year 2000 processing problem is caused by currently installed computer systems and software products, including several used by the Company, being coded to accept only two digit entries in the date code field. Beginning in the year 2000, these date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. The Company's date critical functions related to the Year 2000 and beyond, such as rental transaction processing and financial systems may be adversely affected unless these computer systems are or become Year 2000 compliant. The Company has been replacing, upgrading or modifying key financial systems in the normal course of business. The Company is utilizing both internal and external resources to identify, correct, reprogram and test its systems for Year 2000 compliance. In particular, the Company has an outside consulting firm on-site currently making the necessary modifications to existing systems. The Company expects to be fully Year 2000 compliant by March 1999 at an estimated cost of approximately $2.0 million. Although the Company believes it will achieve compliance on a timely basis and does not anticipate incurring material costs beyond the estimated $2.0 million, no assurance can be given that the Company's computer systems will be Year 2000 compliant by March 1999 or otherwise in a timely manner or that the Company will not incur significant additional costs pursuing Year 2000 compliance. If the appropriate modifications are not made, or are not timely, the Year 2000 problem may have a material adverse effect on the Company. Furthermore, even if the Company's systems will be Year 2000 compliant, there can be no assurance the Company will not be adversely affected by the failure of others to become Year 2000 compliant. For example, the Company may be affected by, among other things, the failure of inventory suppliers, credit card processors, security companies, or other vendors and service providers to become Year 2000 compliant. In an effort to evaluate and reduce its exposure in this area, the Company has ongoing communication with its vendors and other service providers about their progress in identifying and addressing problems to ensure that their computer systems will be Year 2000 compliant. However, despite the Company's efforts to date, there can be no assurance that the Year 2000 problem will not have a material adverse effect on the Company in the future.

       ITEM  8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Report of Independent Accountants and Consolidated Financial Statements of the Company, including the notes to such statements and the related schedules, are set forth on pages 30 through 76 and are hereby incorporated herein.


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


                             PART III

   ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS

      Information regarding (i) directors and executive officers of the Company is set forth under the captions "Election of Directors", "Executive Officers of the Company", and "Shoen Litigation" and (ii) compliance with Section 16(a) is set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement relating to the 1998 Annual Meeting of Stockholders (the "1998 Proxy Statement") portions of which are incorporated by reference into this Form 10-K Report, which will be filed with the Securities and Exchange Commission in accordance with Rule 14a-6 promulgated under the Securities Exchange Act of 1934, as amended. With the exception of the foregoing information and other information specifically incorporated by reference into this report, the 1998 Proxy Statement is not being filed as a part hereof.

                 ITEM 11.  EXECUTIVE COMPENSATION

      Information regarding executive compensation is set forth under the caption "Executive Compensation" in the 1998 Proxy Statement, which information is incorporated herein by reference; provided, however, that the "Board Report on Executive Compensation" and the "Performance Graph" contained in the 1998 Proxy Statement are not incorporated by reference herein.

        ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                       OWNERS AND MANAGEMENT

     Information regarding security ownership of certain beneficial owners and management is set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the 1998 Proxy Statement, which information is incorporated herein by reference.

     ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       Information regarding certain relationships and related transactions of management is set forth under the captions "Certain Relationships and Related Transactions" and "Shoen Litigation" in the 1998 Proxy Statement, which information is incorporated herein by reference.

                              PART IV

       ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
                        REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Report:
                                                           Page No.
                                                           -------
   1.  Financial Statements

       Report of Independent Accountants                      30
       Consolidated Balance Sheets -
         March 31, 1998 and 1997                              31
       Consolidated Statements of Earnings -
         Years ended March 31, 1998, 1997 and 1996            33
       Consolidated Statements of Changes in Stockholders'
         Equity - Years ended March 31, 1998, 1997 and 1996 34 Consolidated Statements of Cash Flows - Years ended
         March 31, 1998, 1997 and 1996                        36
       Notes to Consolidated Financial Statements             38

   2.  Additional Information

       Summary of Earnings of Independent Trailer Fleets      69
       Notes to Summary of Earnings of Independent
         Trailer Fleets                                       70

   3. Financial Statement Schedules required to be filed by Item 8 and Paragraph (d) of this Item 14

       Condensed Financial Information of Registrant --
         Schedule I                                           72
       Supplemental Information (For Property-Casualty
         Insurance Underwriters) -- Schedule V                76

   All other schedules are omitted as the required information is not applicable or the information is presented in the financial statements or related notes thereto.

(b) No report on Form 8-K has been filed during the last quarter of the period covered by this report.

(c)  Exhibits

       Exhibit No.              Description
       -----------              -----------

          2.1     Order Confirming Plan (1)
          2.2     Second Amended and Restated Debtor's Plan of
                    Reorganization Proposed by Edward J. Shoen (1)
          3.1     Restated Articles of Incorporation (2)
          3.2     Restated By-Laws of AMERCO as of August 27, 1996 (3)
          4.1     Debt Securities Indenture (1)
          4.2     First Supplemental Indenture, Dated as of May 6, 1996 (4)
          4.3     Stockholders Rights Plan (5)
          4.4     AMERCO Stock Option and Incentive Plan (5)
          4.5 AMERCO and Citibank, N.A. Trustee Second Supplemental Indenture Dated as of October 22, 1997 (11)
          4.6     Calculation Agency Agreement (11)
          4.7 6.65%-AMERCO Series 1997 A Bond Backed Asset Trust Certificates ("Bats") Due October 15, 1999 (11)
         10.1*    AMERCO Employee Savings, Profit Sharing and
                    Employee Stock Ownership Plan (5)
         10.2     U-Haul Dealership Contract (5)
         10.3     Share Repurchase and Registration Rights
                    Agreement (5)
         10.4     Share Repurchase and Registration Rights
                    Agreement (5)
         10.5     ESOP Loan Credit Agreement (6)
         10.6     ESOP Loan Agreement (6)
         10.7     Trust Agreement for the AMERCO Employee Savings,
                    Profit Sharing and Employee Stock Ownership
                    Plan(6)
         10.8     Amended Indemnification Agreement (6)
         10.9     Indemnification Trust Agreement (6)
         10.10    Promissory Note between SAC Holding Corporation
                    and a subsidiary of AMERCO (12)
         10.11    Promissory Notes between Four SAC Self-Storage
                    Corporation and a subsidiary of AMERCO (12)
         10.12    Management Agreement between Three SAC Self-
                    Storage Corporation and a subsidiary of AMERCO (12)
         10.13    Management Agreement between Four SAC Self-
                    Storage Corporation and a subsidiary of AMERCO (12)
         10.14    Agreement, dated October 17, 1995, among AMERCO,
                    Edward J. Shoen, James P. Shoen, Aubrey K. Johnson,
                    John M. Dodds and William E. Carty (8)
         10.15    Directors' Release, dated October 17, 1995,
                    executed by Edward J. Shoen, James P. Shoen, Aubrey K. Johnson, John M. Dodds and William E. Carty
                    in favor of AMERCO (8)
         10.16    AMERCO Release, dated October 17, 1995, executed
                    by AMERCO in favor of Edward J. Shoen, James P. Shoen, Aubrey K. Johnson, John M. Dodds and William E. Carty (8)
         10.17    Settlement Agreement with Paul F. Shoen (9)
         10.18    Series B Preferred Stock Purchase Agreement, dated as of
                    August 30, 1996 (3)
         10.19    Series B Preferred Stock Amended and Restated
                    Side Agreement, dated as of June 1, 1997 (10)
         10.20    Settlement Agreement, dated October 15, 1996
                    between L.S. Shoen and AMERCO (12)
         10.21    Settlement Agreement between AMERCO and Sophia
                    Shoen (10)
         12       Statements Re: Computation of Ratios
         21       Subsidiaries of AMERCO


     * Indicates compensatory plan arrangement

c.  Exhibits, continued

         23       Consent of Independent Accountants
         27       Financial Data Schedule
________________

(1) Incorporated by reference to the Company's Registration Statement on Form S-3, Registration no. 333-1195.
(2) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1992, file no. 0-7862.
(3) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, file no. 0-7862.
(4) Incorporated by reference to the Company's Current Report on Form 8-K, dated May 6, 1996.
(5) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended March 31, 1993, file no. 0-7862.
(6) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended March 31, 1990, file no. 0-7862.
(7) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994, file no. 0-7862.
(8) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, file no. 0-7862.
(9) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended March 31, 1995, file no. 0-7862.
(10)Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, file no. 0-7862.
(11)Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997, file no. 0-7862.
(12)Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended March 31, 1997, file no. 0-7862.

                  REPORT OF INDEPENDENT ACCOUNTANTS
                  ---------------------------------



To the Board of Directors
and Stockholders of AMERCO


In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) and (3) on page 27 present fairly, in all material respects, the financial position of AMERCO and its subsidiaries at March 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The Summary of Earnings of Independent Trailer Fleets included on pages 69 through 71 of this Form 10-K is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.




PRICE WATERHOUSE LLP

Phoenix, Arizona
June 26, 1998

                AMERCO AND CONSOLIDATED SUBSIDIARIES

                     Consolidated Balance Sheets

                              March 31,


Assets                                               1998       1997
                                                 ---------------------
                                                      (in thousands)

Cash and cash equivalents                      $    31,606      41,752
Receivables                                        317,620     238,523
Inventories                                         68,887      65,794
Prepaid expenses                                    21,154      17,264
Investments, fixed maturities                      886,873     859,694
Investments, other                                 164,064     127,306
Deferred policy acquisition costs                   44,255      48,598
Other assets                                       103,062      72,997
                                                 ---------------------

Property, plant and equipment, at cost:
   Land                                            208,028     209,803
   Buildings and improvements                      838,419     814,744
   Furniture and equipment                         214,513     199,126
   Rental trailers and other rental
     equipment                                     158,750     148,807
   Rental trucks                                   939,561     947,911
   General rental items                             20,475      21,600
                                                 ---------------------
                                                 2,379,746   2,341,991
   Less accumulated depreciation                 1,103,990   1,094,925
                                                 ---------------------

     Total property, plant and equipment         1,275,756   1,247,066
                                                 ---------------------
























                                               $ 2,913,277   2,718,994
                                                 =====================

The accompanying notes are an integral part of these consolidated financial statements.

Liabilities and Stockholders' Equity                 1998       1997
                                                 ---------------------
                                                     (in thousands)
Liabilities:
   Accounts payable and accrued
     expenses                                  $   144,201     131,099
   Notes and loans                               1,025,323     983,550
   Policy benefits and losses, claims
     and loss expenses payable                     592,642     469,134
   Liabilities from premium deposits               425,347     433,397
   Cash overdraft                                   21,414      23,606
   Other policyholders' funds and
     liabilities                                    34,911      30,966
   Deferred income                                  45,298      35,247
   Deferred income taxes                            29,082       9,675
                                                 ---------------------

Stockholders' equity:
   Serial preferred stock, with or
     without par value, 50,000,000
     shares authorized -
     Series A preferred stock, with no par
        value, 6,100,000 shares authorized;
        6,100,000 shares issued and
        outstanding as of March 31, 1998
        and 1997                                       -           -
     Series B preferred stock, with no par
        value, 100,000 shares authorized;
        75,000 and 100,000 shares issued
        and outstanding as of March 31,
        1998 and 1997, respectively                    -           -
   Serial common stock, with or without
     par value, 150,000,000 shares
     authorized -
     Series A common stock of $0.25 par
        value, 10,000,000 shares
        authorized; 5,762,495 shares
        issued as of March 31, 1998 and 1997         1,441       1,441
   Common stock of $0.25 par value,
     150,000,000 shares authorized;
     36,487,505 issued as of March 31,
     1998 and 1997                                   9,122       9,122
   Additional paid-in capital                      313,444     337,933
   Accumulated other comprehensive income           (9,384)     (9,722)
   Retained earnings                               658,227     644,009
                                                 ---------------------

                                                   972,850     982,783
   Less:
     Cost of common shares in treasury, net
      (19,635,913 shares as of March 31,
      1998 and 1997)                               359,723     359,723
     Unearned employee stock
       ownership plan shares                        18,068      20,740
                                                 ---------------------
          Total stockholders' equity               595,059     602,320

Contingent liabilities and commitments           _____________________


                                               $ 2,913,277   2,718,994
                                                 =====================

The accompanying notes are an integral part of these consolidated financial statements.

                AMERCO AND CONSOLIDATED SUBSIDIARIES

                 Consolidated Statements of Earnings

                        Years ended March 31,

                                             1998        1997        1996
                                  --------------------------------------------
                                 (in thousands except share and per share data)
Revenues
  Rental revenue                      $  1,018,699     973,783     942,987
  Net sales                                176,935     172,968     164,795
  Premiums                                 164,613     163,603     154,249
  Net investment income                     49,695      49,421      45,989
                                        ----------------------------------
       Total revenues                    1,409,942   1,359,775   1,308,020

Costs and expenses
  Operating expense                        889,737     860,483     798,544
  Cost of sales                            101,628     103,817     104,129
  Benefits and losses                      194,413     178,275     157,515
  Amortization of deferred
    acquisition costs                       14,194      16,493      17,131
  Depreciation, net                         69,655      66,742      83,989
                                        ----------------------------------
       Total costs and expenses          1,269,627   1,225,810   1,161,308

Earnings from operations                   140,315     133,965     146,712

  Interest expense, net of interest
    income of $15,353, $25,604 and
    $17,071 in 1998, 1997 and 1996,
    respectively                            64,016      50,437      50,486
                                        ----------------------------------

Pretax earnings                             76,299      83,528      96,226

Income tax expense                         (27,643)    (29,344)    (35,832)
                                        ----------------------------------
Earnings from operations before
  extraordinary loss on early
  extinguishment of debt                    48,656      54,184      60,394
Extraordinary loss on early
  extinguishment of debt, net              (13,672)     (2,319)        -
                                        ----------------------------------
      Net earnings                    $     34,984      51,865      60,394
                                        ==================================

Earnings per common share (both
  basic and diluted):
  Earnings from operations
    before extraordinary loss on
    early extinguishment of debt      $       1.28        1.44        1.33
  Extraordinary loss on early
    extinguishment of debt, net              (0.62)      (0.09)        -
                                        ----------------------------------
      Net earnings                    $       0.66        1.35        1.33
                                        ==================================

Weighted average common
  shares outstanding                    21,896,101  25,479,651  35,736,335
                                        ==================================

The accompanying notes are an integral part of these consolidated financial statements.

                                                   AMERCO AND CONSOLIDATED SUBSIDIARIES
                                        Consolidated Statements of Changes in Stockholders' Equity
                                                              (in thousands)



                                                                                           Unearned
                                                          Accumulated                      Employee
                              Series A        Additional     Other                          Stock         Total
                               Common  Common  Paid-in   Comprehensive Retained  Treasury   Ownership  Stockholders' Comprehensive
                                Stock   Stock  Capital      Income     Earnings   Stock    Plan Shares    Equity         Income
                             -----------------------------------------------------------------------------------------------------
Balance at March 31, 1995     $ 1,441   8,559  165,675     (18,918)    561,589   (10,461)   (21,101)      686,784
Leveraged employee stock
 ownership plan:
  Issuance of shares                                81                                                         81
  Purchase of shares                                                                         (4,576)       (4,576)
  Repayments from loan                                                                        2,348         2,348
Preferred stock dividends:
  Series A ($2.13 per share)                                           (12,964)                           (12,964)
Treasury stock purchase
 5,873,140 shares                                                               (100,657)                (100,657)
Comprehensive income:
 Net income                                                             60,394                             60,394       $ 60,394
 Other comprehensive income,
  net of tax:
   Foreign currency
    translation                                                558                                            558            558
   Unrealized gain on
    investments                                             17,580                                         17,580         17,580
                                                                                                                          ------
 Comprehensive income                                                                                                   $ 78,532
                                ------  -----  -------     --------    -------  ---------   --------      -------         ======
Balance at March 31, 1996       1,441   8,559  165,756        (780)    609,019  (111,118)   (23,329)      649,548

Issuance of common stock                  563   73,146                                                     73,709
Issuance of preferred stock                     98,546                                                     98,546
Leveraged employee stock
 ownership plan:
  Issuance of shares                               485                                                        485
  Purchase of shares                                                                             (2)           (2)
  Repayments from loan                                                                        2,591         2,591
Preferred stock dividends:
 Series A ($2.13 per share)                                            (12,964)                           (12,964)
 Series B ($39.11 per share)                                            (3,911)                            (3,911)
Treasury stock purchase
 12,426,836 shares                                                              (248,605)                (248,605)
Comprehensive income:
 Net income                                                             51,865                             51,865       $ 51,865
 Other comprehensive income,
  net of tax:
   Foreign currency
    translation                                             (2,256)                                        (2,256)        (2,256)
   Unrealized loss on
    investments                                             (6,686)                                        (6,686)        (6,686)
                                                                                                                          ------
 Comprehensive income                                                                                                   $ 42,923
                                -----   -----  -------     --------    -------  ---------   --------      -------         ======
Balance at March 31, 1997       1,441   9,122  337,933      (9,722)    644,009  (359,723)   (20,740)      602,320


   The accompanying notes are an integral part of these consolidated financial statements.


                                                       AMERCO AND CONSOLIDATED SUBSIDIARIES
                                            Consolidated Statements of Changes in Stockholders' Equity
                                                                  (in thousands)



                                                                                           Unearned
                                                          Accumulated                      Employee
                              Series A        Additional     Other                          Stock         Total
                               Common  Common  Paid-in   Comprehensive Retained  Treasury   Ownership  Stockholders' Comprehensive
                                Stock   Stock  Capital      Income     Earnings   Stock    Plan Shares    Equity         Income
                                 -------------------------------------------------------------------------------------------------
Balance at March 31, 1997       1,441   9,122  337,933      (9,722)    644,009  (359,723)   (20,740)      602,320

Repurchase of preferred stock                  (25,000)                                                   (25,000)
Leveraged employee stock
 ownership plan:
  Issuance of shares                               511                                                        511
  Purchase of shares                                                                             (5)           (5)
  Repayments from loan                                                                        2,677         2,677
Preferred stock dividends:
 Series A ($2.13 per share)                                            (12,964)                           (12,964)
 Series B ($81.04 per share)                                            (7,802)                            (7,802)
Comprehensive income:
 Net income                                                             34,984                             34,984       $ 34,984
 Other comprehensive income,
  net of tax:
   Foreign currency
    translation                                             (4,542)                                        (4,542)        (4,542)
   Unrealized gain on
    investments                                              4,880                                          4,880          4,880
                                                                                                                          ------
 Comprehensive income                                                                                                   $ 35,322
                                -----   -----  -------     --------    -------  ---------   --------      -------         ======
 Balance at March 31, 1998    $ 1,441   9,122  313,444      (9,384)    658,227  (359,723)   (18,068)      595,059
                                =====   =====  =======     ========    =======  =========   ========      =======









   The accompanying notes are an integral part of these consolidated financial statements.

                AMERCO AND CONSOLIDATED SUBSIDIARIES

                Consolidated Statements of Cash Flows

                        Years ended March 31,


                                         1998      1997      1996
                                       ---------------------------
                                              (in thousands)
Cash flows from operating
  activities:
Net earnings                        $   34,984    51,865    60,394
  Depreciation and amortization        113,822    94,364   102,427
  Provision for losses on accounts
    receivable                           4,108     3,465     4,492
  Net (gain) loss on sale of real
    and personal property               (1,776)   (7,979)    2,142
  Gain on sale of investments             (944)     (728)   (5,172)
  Changes in policy liabilities
    and accruals                        37,021      (403)   20,010
  Additions to deferred policy
    acquisition costs                  (10,010)  (13,065)  (21,507)
  Net change in other operating
    assets and liabilities             (17,303)   60,662    24,056
                                       ---------------------------
Net cash provided by operating
  activities                           159,902   188,181   186,842

Cash flows from investing
  activities:
  Purchases of investments:
    Property, plant and equipment     (392,298) (203,943) (291,057)
    Fixed maturities                  (123,832) (189,763) (332,155)
    Common stock                        (8,573)      -         -
    Preferred stock                     (4,054)  (10,875)      -
    Equity investment                  (24,500)      -         -
    Real estate                            -         -      (8,127)
    Mortgage loans                     (17,551)  (38,339)  (10,560)
  Proceeds from sales of
    investments:
    Property, plant and equipment      291,321   240,787   165,490
    Fixed maturities                   131,334   206,995   190,846
    Preferred stock                      1,015        59       -
    Real estate                          1,331       934     2,749
    Mortgage loans                      21,715    38,906    29,447
  Changes in other investments         (16,699)    5,402     9,169
                                       ---------------------------
Net cash provided (used) by
  investing activities                (140,791)   50,163  (244,198)




The accompanying notes are an integral part of these consolidated financial statements.

                AMERCO AND CONSOLIDATED SUBSIDIARIES

                        Years ended March 31,


                                         1998      1997      1996
                                       ---------------------------
                                              (in thousands)
Cash flows from financing
  activities:
  Net change in short-term
    borrowings                         122,500  (347,000)   84,500
  Proceeds from notes                  300,000   562,300   140,141
  Debt issuance costs                   (2,956)   (6,240)   (1,663)
  Leveraged Employee Stock
    Ownership Plan:
     Purchase of shares                     (5)       (2)   (4,576)
     Repayments from loan                2,677     2,591     2,348
  Principal payments on notes         (380,727) (229,970) (107,643)
  Issuance of preferred stock              -      98,546       -
  Repurchase of preferred stock        (25,000)      -         -
  Issuance of common stock                 -      73,709       -
  Extraordinary loss on early
    extinguishment of debt, net        (13,672)   (2,319)      -
  Net change in cash overdraft          (2,192)   (8,553)      796
  Preferred stock dividends paid       (20,766)  (16,875)  (12,964)
  Treasury stock acquisitions, net         -    (248,605) (100,657)
  Deferred tax-treasury stock              -     (80,997)  (34,938)
  Investment contract deposits          51,943    81,678   163,423
  Investment contract withdrawals      (61,059)  (57,789)  (75,529)
  Escrow deposit                           -     (48,234)      -

                                       ---------------------------
Net cash provided (used) by
  financing activities                 (29,257) (227,760)   53,238
                                       ---------------------------

Increase (decrease) in cash
  and cash equivalents                 (10,146)   10,584    (4,118)
Cash and cash equivalents at
  beginning of year                     41,752    31,168    35,286
                                       ---------------------------
Cash and cash equivalents at
  end of year                       $   31,606    41,752    31,168
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

     RWIC and Oxford have been consolidated on the basis of calendar years ended December 31. Accordingly, all references to the years 1997, 1996 and 1995 correspond to the Company's fiscal years 1998, 1997 and 1996, respectively.

     The operating results and financial position of AMERCO's consolidated insurance operations are determined as of December 31 of each year. There were no effects related to intervening events between January 1 and March 31 of 1998, 1997 or 1996 that would materially affect the consolidated financial position or results of operations for the financial statements presented herein. See Note 19 of Notes to Consolidated Financial Statements for additional information regarding the insurance subsidiaries.

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

     Assets and liabilities, denominated in currencies other than U.S. dollars, are translated to U.S. dollars at the exchange rate as of the balance sheet date. Income and expense amounts are translated at the average exchange rate during the fiscal year. The related translation gains or losses are included in the Statement of Stockholders' Equity.

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

CASH AND CASH EQUIVALENTS
     The   Company  considers  liquid  investments  with  an  original maturity of approximately three months or less to be cash equivalents ($6,568,000 as of March 31, 1998).

                 AMERCO AND CONSOLIDATED SUBSIDIARIES

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

INVESTMENTS
     Fixed maturities consist of bonds and redeemable preferred stocks which are classified as held-to-maturity or available-for-sale. Fixed maturity investments classified as held-to-maturity are recorded at cost adjusted for the amortization of premiums or accretion of discounts while those classified as available-for-sale are recorded at fair value with unrealized gains or losses reported on a net basis in the Statement of Stockholders' Equity. Gains and losses on the sale of securities classified as available-for-sale are reported as a component of revenues using the specific identification method. The Company does not currently maintain a trading portfolio. Mortgage loans on real estate held by the insurance subsidiaries are carried at unpaid balances, net of allowance for possible losses and any unamortized premium or discount. Real estate is carried at cost less accumulated depreciation. Policy loans are carried at their unpaid
balance.   Fair values for investments are based  on
quoted market prices, dealer quotes or discounted cash flows.

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

DEFERRED POLICY ACQUISITION COSTS
     Commissions and other costs which vary with and are primarily related to the production of new business, have been deferred. These deferred policy acquisition costs are amortized in relation to revenue such that profits are realized as a level percentage of revenue.
Property-casualty  acquisition  costs  are  amortized  over   the
related contract period which generally does not exceed one year.

PROPERTY, PLANT AND EQUIPMENT
     Property,  plant  and  equipment are  carried  at  cost  and  are depreciated on the straight-line and accelerated methods over the estimated useful lives of the assets. Maintenance is charged to operating expenses as incurred, while renewals and betterments are
capitalized.   Major overhaul costs are amortized over  the  estimated
period benefited. Gains and losses on dispositions are netted against depreciation expense when realized. Interest costs incurred as part
of  the  initial  construction of assets  are  capitalized.   Interest
expense  of  $2,210,000, $3,430,000 and $1,807,000 was capitalized  in the years ended 1998, 1997 and 1996, respectively. During fiscal 1998, the Company increased the estimated salvage value and useful lives of certain rental equipment. The effect of the change increased net earnings by $9,268,000 ($0.42 per share).

     Certain recoverable environmental costs related to the removal of underground storage tanks or related contamination are capitalized and depreciated over the estimated useful lives of the properties. The capitalized costs improve the safety or efficiency of the property as compared to when the property was originally acquired or are incurred in preparing the property for sale.

                 AMERCO AND CONSOLIDATED SUBSIDIARIES

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

     At March 31, 1998, the book value of the Company's real estate that is no longer necessary for use in the Company's current operations, and available for sale/lease, was approximately $45,946,000. Such properties available for sale are carried at cost, less accumulated depreciation, which is less than or approximate to fair value.

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

Fair value summary of mortgage receivables:

                                 Book        Estimated
                                value       fair value
                              --------------------------
                                   (in thousands)
       March 31, 1998        $  80,220        82,420
                              ==========================

       March 31, 1997        $  66,484        68,928
                              ==========================

     Other financial instruments that are subject to fair value disclosure requirements are carried in the financial statements at amounts that approximate fair value, unless elsewhere disclosed. See below as well as Notes 4 and 5 of Notes to Consolidated Financial Statements.

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

POLICY BENEFITS AND LOSSES, CLAIMS AND LOSS EXPENSES PAYABLE
     Liabilities for policy benefits payable on traditional life and certain annuity policies are established in amounts adequate to meet estimated future obligations on policies in force. These liabilities are computed using mortality and withdrawal assumptions which are based upon recognized actuarial tables and contain margins for adverse deviation. At December 31, 1997, interest assumptions used to compute policy benefits payable range from 2.5% to 12.8%.

     With respect to annuity policies accounted for as investment contracts, the liability for investment contract deposits consists of policy account balances that accrue to the benefit of the policyholders, excluding surrender charges. Fair value of investment contract deposits were $391,732,000 and $399,953,000 at December 31, 1997 and 1996, respectively.

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

RENTAL REVENUE
     The Company recognizes its share of rental revenue less commission on the accrual basis pursuant to contractual arrangements between AMERCO and its fleet owners, rental dealers and customers. See Note 9 of Notes to Consolidated Financial Statements for further discussion.

PREMIUM REVENUE
     Accident and health, credit life and health and property-casualty gross premiums are earned on a pro rata basis over the term of the related contracts. The portion of premiums not earned at the end of the period is recorded as unearned premiums. Traditional life and annuity premiums are recognized as revenue when due from policyholders. Revenue for annuity policies which are accounted for as investment contracts are included in net investment income as investment margins until the policyholder annuitizes, at which time the policyholders fund balance is recognized as premium.

REINSURANCE
     Reinsurance premiums, commissions and expense reimbursements, related to ceded business, are accounted for on bases consistent with those used in accounting for the original policies issued and the terms of the reinsurance contracts. Premiums ceded to other companies have been reported as a reduction of premium income. Assets and liabilities relating to ceded contracts are reported gross of the effects of reinsurance. See also "Policy Benefits And Losses, Claims and Loss Expenses Payable" above.

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

     For the year ended March 31, 1998, the Company implemented Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", issued by the Accounting Standards Executive Committee in March 1998. This statement of position establishes guidelines for the accounting for the costs of all computer software developed or obtained for internal use, including payroll and other direct costs.

                 AMERCO AND CONSOLIDATED SUBSIDIARIES

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

     For the year ended March 31, 1998, the Company implemented Statement of Financial Standards No. 130, "Reporting Comprehensive
Income".   Effective  for fiscal years beginning  after  December  15,
1997, this statement establishes standards for reporting and displaying comprehensive income and its components in general-purpose financial statements. The standard requires that comprehensive income and its components be displayed in the financial statements, the items be classified by their nature and display the accumulated balances of other comprehensive income in stockholders' equity separately from retained earnings and additional paid-in-capital. The statement had no effect on the Company's results of operations, financial position, capital resources or liquidity.

     For the year ended March 31, 1998, the Company implemented Statement of Financial Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information". Effective for financial periods beginning after December 15, 1997, this statement requires public business enterprises to report certain information about their operating segments in a complete set of financial statements to stockholders; to report certain enterprise-wide information about their products and services, their activities in different geographic areas and their reliance on major customers; and to disclose certain segment information in their interim financial statements. The statement had no effect on the Company's results of operations, financial position, capital resources or liquidity.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement standardizes the accounting for derivative instruments by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. It also provides for matching the timing of gain or loss recognition on the hedging instrument with the recognition of (a) the changes in the fair value of hedged asset or liability attributable to the hedged risk or (b) the earnings effect of the hedged forecasted transaction. This statement becomes effective for fiscal periods beginning after June 15, 1999. The Company is evaluating the effect this statement will have on its financial reporting and disclosures and when it will adopt the statement.

     Other pronouncements issued by the Financial Accounting Standards Board adopted during the year are not material to the consolidated financial statements of the Company. Further, pronouncements with future effective dates are either not applicable or not material to the consolidated financial statements of the Company.

EARNINGS PER SHARE
     Basic earnings per common share are computed based on the weighted average number of shares outstanding for the year and quarterly periods, excluding shares of the employee stock ownership plan that have not been committed to be released. Preferred dividends include undeclared or unpaid dividends of the Company. Net income is reduced for preferred dividends for the purpose of the calculation. The Company does not have any potential common stock that was not included in the calculation of diluted earnings per share because it is antidilutive in the current period. Accordingly, basic and diluted earnings per share are equal. See Notes 6 and 7 of Notes to Consolidated Financial Statements for further discussion.

FINANCIAL STATEMENT PRESENTATION
     Certain   reclassifications  have  been  made  to  the  financial
statements for the years ended 1997 and 1996 to conform with the current year's presentation.

                 AMERCO AND CONSOLIDATED SUBSIDIARIES

2.  RECEIVABLES

     A summary of receivables follows:

                                                     March 31,
                                               --------------------
                                                 1998        1997
                                               --------------------
                                                   (in thousands)

      Trade accounts receivable              $  15,994      15,273
      Mortgage and note receivables,
        net of discount                         35,027      39,806
      Note receivable and accrued interest
        from SAC Holding Corporation
        and its subsidiaries                    67,547      46,690
      Premiums and agents' balances
        in course of collection                 40,464      28,307
      Reinsurance recoverable                  120,262      73,069
      Accrued investment income                 14,853      14,308
      Independent dealer receivable              5,131       6,995
      Other receivables                         20,274      16,457
                                               -------------------
                                               319,552     240,905
      Less allowance for doubtful accounts       1,932       2,382
                                               -------------------

                                             $ 317,620     238,523
                                               ===================

     During fiscal 1998, a subsidiary of the Company held various senior and junior notes with SAC Holding Corporation and its subsidiaries (SAC Holdings). The voting common stock of SAC Holdings is held by Mark V. Shoen, a major stockholder of the Company.

     The Company's subsidiary received principal payments of $1,047,000 and interest payments of $6,847,000 from SAC Holdings during fiscal 1998. The note receivable balance outstanding at March 31, 1998 was, in the aggregate, $66,111,000 bearing interest rates ranging from 8.37% to 13.0%.

     During fiscal 1998, a subsidiary of the Company funded the purchase of properties and construction costs for SAC Holdings of approximately $24,574,000. Three of the properties were purchased from the Company at a purchase price equal to the Company's acquisition cost plus capitalized costs which approximated fair market value. In March 1998, SAC Holdings sold three of the properties to an outside party and reduced the Company's receivable by $2,814,000.

     The Company currently manages the properties owned by SAC Holdings pursuant to a management agreement, under which the Company receives a management fee equal to 6% of the gross receipts from the properties. The Company received management fees of $1,860,000 during fiscal 1998. The management fee percentage is consistent with the fees received by the Company for other properties managed by the Company.

     Management   believes   that  the  foregoing   transactions   were
consummated on terms equivalent to those that prevail in arm's-length transactions.

3.  INVENTORIES

     A summary of inventory components follows:

                                                     March 31,
                                               --------------------
                                                 1998         1997
                                               --------------------
                                                   (in thousands)
      Truck and trailer parts
        and accessories                      $  41,880       40,938
      Hitches and towing components             16,418       14,348
      Moving aids and promotional items         10,589       10,508
                                               --------------------

                                             $  68,887       65,794
                                               ====================

                 AMERCO AND CONSOLIDATED SUBSIDIARIES

3.  INVENTORIES, continued

     Certain general and administrative expenses are allocated to ending inventories. Such costs remaining in inventory at fiscal years ended 1998, 1997 and 1996 are estimated at $7,626,000, $7,568,000 and
$6,773,000, respectively. For the fiscal years ended March 31, 1998, 1997 and 1996, aggregate general and administrative costs were $526,431,000, $511,473,000 and $439,122,000, respectively.

     LIFO inventories, which represent approximately 98% of total inventories at March 31, 1998 and 1997, would have been $4,716,000 and $4,611,000 greater at March 31, 1998 and 1997, respectively, if the consolidated group had used the FIFO (first-in, first-out) method.


4.  INVESTMENTS

     Major  categories  of  net  investment  income  consist  of   the
following:

                                        Year ended December 31,
                                     ----------------------------
                                      1997       1996       1995
                                     ----------------------------
                                            (in thousands)

      Fixed maturities             $ 63,467     65,680     59,992
      Real estate                       223        279        727
      Policy loans                      605        519        554
      Mortgage loans                  7,187      7,193      7,887
      Short-term, amounts held by
        ceding reinsurers, net and
        other investments             2,797      1,499      1,601
                                     ----------------------------

      Investment income              74,279     75,170     70,761

      Less investment expenses       24,584     25,749     24,772
                                     ----------------------------

      Net investment income        $ 49,695     49,421     45,989
                                     ============================

     A comparison of amortized cost to estimated market value for fixed maturities is as follows:

December 31, 1997
-----------------    Par Value               Gross       Gross    Estimated
Consolidated         or number  Amortized  unrealized  unrealized   market
Held-to-Maturity     of shares     cost      gains       losses      value
                     ------------------------------------------------------
                                          (in thousands)
U.S. treasury
  securities
  and government
  obligations        $  10,415  $  10,285      1,283         -      11,568
U.S. government
  agency mortgage-
  backed securities  $  40,988     40,772        512       (884)    40,400
Obligations of
  states and
  political
  subdivisions       $  27,395     27,231      1,430         -      28,661
Corporate
  securities         $ 154,893    158,243      4,516       (453)   162,306
Mortgage-backed
  securities         $ 105,915    104,535      1,870       (482)   105,923
Redeemable preferred
  stocks                 2,168     59,685      1,006       (216)    60,475
                                  ----------------------------------------

                                  400,751     10,617     (2,035)   409,333
                                  ----------------------------------------

                 AMERCO AND CONSOLIDATED SUBSIDIARIES

4.  INVESTMENTS, continued

December 31, 1997
-----------------    Par Value               Gross       Gross    Estimated
Consolidated         or number  Amortized  unrealized  unrealized   market
Available-for-Sale   of shares     cost      gains       losses      value
                     ------------------------------------------------------
                                          (in thousands)
U.S. treasury
  securities and
  government
  obligations        $  18,205  $  18,329      1,011          (7)   19,333
U.S. government
  agency mortgage-
  backed securities  $  36,128     35,570      1,334         (17)   36,887
Obligations of
  states and
  political
  subdivisions       $  11,225     11,624        413         (31)   12,006
Corporate
  securities         $ 305,595    308,408     11,792      (1,136)  319,064
Mortgage-backed
  securities         $  82,480     81,831      2,520         (65)   84,286
Redeemable preferred
  stocks                   531     13,869        677          -     14,546
                                  ----------------------------------------

                                  469,631     17,747      (1,256)  486,122
                                  ----------------------------------------

       Total                    $ 870,382     28,364      (3,291)  895,455
                                  ========================================

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
                                  ========================================

     Fixed maturities estimated market values are based on publicly quoted market prices at the close of trading on December 31, 1997 or December 31, 1996, as appropriate.

     The amortized cost and estimated market value of debt securities by contractual maturity are shown below. Expected maturities will differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

December 31, 1997
-----------------                           Amortized       Estimated
Consolidated                                  cost         market value
                                            ---------------------------
Held-to-Maturity                                 (in thousands)

Due in one year or less                   $    14,357          14,457
Due after one year through five years         103,547         107,376
Due after five years through ten years         72,123          74,198
After ten years                                 5,732           6,504
                                             ------------------------
                                              195,759         202,535

Mortgage-backed securities                    145,307         146,323
Redeemable preferred stock                     59,685          60,475
                                             ------------------------

                                              400,751         409,333
                                             ------------------------

                 AMERCO AND CONSOLIDATED SUBSIDIARIES

4.  INVESTMENTS, continued

December 31, 1997
-----------------                           Amortized       Estimated
Consolidated                                  cost         market value
                                            ---------------------------
Available-for-sale                               (in thousands)

Due in one year or less                        20,100          20,231
Due after one year through five years         120,446         124,020
Due after five years through ten years        140,911         145,618
After ten years                                56,904          60,534
                                             ------------------------
                                              338,361         350,403

Mortgage-backed securities                    117,401         121,173
Redeemable preferred stock                     13,869          14,546
                                             ------------------------

                                              469,631         486,122
                                             ------------------------

       Total                               $  870,382         895,455
                                             ========================

December 31, 1996
-----------------                           Amortized       Estimated
Consolidated                                  cost         market value
                                            ---------------------------
Held-to-Maturity                                 (in thousands)

Due in one year or less                   $    20,151          20,454
Due after one year through five years          79,000          80,899
Due after five years through ten years        117,915         119,517
After ten years                                 5,894           6,539
                                             ------------------------
                                              222,960         227,409

Mortgage-backed securities                    158,647         157,043
Redeemable preferred stock                     26,768          26,932
                                             ------------------------

                                              408,375         411,384
                                             ------------------------

December 31, 1996
-----------------                           Amortized       Estimated
Consolidated                                  cost        market value
                                            --------------------------
Available-for-sale                               (in thousands)

Due in one year or less                         8,773           8,846
Due after one year through five years          87,678          88,893
Due after five years through ten years        188,378         191,841
After ten years                                50,362          51,764
                                             ------------------------
                                              335,191         341,344

Mortgage-backed securities                     97,783          98,977
Redeemable preferred stock                     10,815          10,998
                                             ------------------------

                                              443,789         451,319
                                             ------------------------

       Total                               $  852,164         862,703
                                             ========================


     Proceeds from sales of investments in debt securities during 1997, 1996 and 1995 were $69,252,000, $115,886,000 and $101,565,000,
respectively.   Gross gains of $1,132,000, $1,518,000  and  $4,498,000
and gross losses of $515,000, $654,000 and $419,000 were realized on those sales during 1997, 1996 and 1995, respectively.

     At December 31, 1997 and 1996 fixed maturities include bonds with an amortized cost of $15,443,000 and $18,728,000, respectively, on deposit with insurance regulatory authorities to meet statutory requirements.

                 AMERCO AND CONSOLIDATED SUBSIDIARIES

4.  INVESTMENTS, continued

     Investments, other consists of the following:
                                                            March 31,

                                                     ------------------
                                                       1998       1997
                                                     ------------------
                                                        (in thousands)
Short-term investments                             $  27,267     10,925
Mortgage loans                                        73,979     79,353
Equity investment                                     24,500        -
Real estate, foreclosed properties                    22,497     20,936
U.S. government securities mutual fund                 5,883      5,883
Policy loans                                           8,536      8,627
Other                                                  1,402      1,582
                                                     ------------------
                                                   $ 164,064    127,306
                                                     ==================

     Short-term investments consist primarily of fixed maturities with a maturity of three months to one year from acquisition date. Mortgage loans, representing first lien mortgages held by the insurance subsidiaries, are carried at unpaid balances, less allowance for possible losses and any unamortized premium or discount. Equity investments and real estate obtained through foreclosures and held for sale is carried at the lower of cost or fair value. U.S. government securities mutual fund is carried at cost which approximates market value. Policy loans are carried at their unpaid balance.

     At December 31, 1997 and 1996, mortgage loans held as investments with a book value of $73,979,000 and $79,353,000, respectively, were outstanding. The estimated fair value of the mortgage loans at December 31, 1997 and 1996 aggregated $74,240,000 and $84,564,000, respectively. The estimated fair values were determined using the discounted cash flow method, using interest rates currently offered for similar loans to borrowers with similar credit ratings. Investments in mortgage loans, included as a component of investments, are reported net of allowance for possible losses of $507,000 and $800,000 in 1997 and 1996, respectively.

     In February 1997, the Company, through its insurance subsidiaries, invested in the equity of a limited partnership in a Texas-based self-storage corporation. RWIC invested $13,500,000 in exchange for a 38% limited partnership and Oxford invested $11,000,000 in exchange for a 31% limited partnership. U-Haul is a 50% owner of a corporation which is a general partner in the Texas-based self-storage corporation. The Company has a $10,000,000 note receivable from the corporation.

                 AMERCO AND CONSOLIDATED SUBSIDIARIES

5.  NOTES AND LOANS PAYABLE

     Notes and loans payable consist of the following:

                                                          March 31,
                                                   --------------------
                                                       1998       1997
                                                   --------------------
                                                      (in thousands)

      Short-term borrowings, 6.31%
           interest rate                         $     6,500      4,000

      Notes payable to banks under
         revolving lines of credit, unsecured,
            5.85% to 5.94% interest rates            180,000     60,000

      Medium-term notes payable, unsecured,
         6.71% to 8.08% interest
            rates, due through 2027                  362,000    387,000

      Notes payable under Bond Backed Asset Trust,
         unsecured, 6.65% to 7.14% interest
            rates, due through 2033                  300,000        -

      Notes payable to insurance companies,
         unsecured, 6.43% to 10.27% interest
            rates, due through 2006                      -      226,500

      Notes payable to public,
         unsecured, 7.85% interest
            rate, due through 2004                   175,000    175,000

      Notes payable to banks, unsecured,
         4.81% to 7.54% interest
            rates, due through 2001                      -       62,500

      Notes and mortgages payable, secured,
         7.00% to 10.00% interest rates,
            due through 2005                           1,752     68,471

      Other notes payable, unsecured,
         9.50% interest rate,
            due through 2005                              71         79
                                                   --------------------
                                                 $ 1,025,323    983,550
                                                   ====================

     Notes and mortgages payable are secured by land and buildings at various locations with a net book value of $11,174,000 at March 31, 1998.

     Revolving credit loans (long-term) are available from participating banks under an agreement which provides for a total credit line of $400,000,000 through the expiration date of the revolving term of June 30, 2002. The Company may elect to borrow under the credit agreement in the form of Eurodollar borrowings, domestic dollar borrowings or issue letters of credit. Depending on the form of borrowing elected, interest will be based on the prime rate, the federal funds effective rate or the interbank offering rate and in addition, margin interest rates will be charged. Loans may also be at a fixed rate based upon the discretion of the borrower and lender.

                 AMERCO AND CONSOLIDATED SUBSIDIARIES

5.  NOTES AND LOANS PAYABLE, continued

     Facility fees, which are based upon the amount of credit line, aggregated $622,000 and $975,000 for 1998 and 1997, respectively. As of March 31, 1998, loans outstanding under the revolving credit line totaled $180,000,000. Management intends to refinance the borrowings on a long-term basis by either replacing them with long-term obligations, renewing or extending them.

                                                  Year ended
                                       -----------------------------
                                          1998       1997       1996
                                       -----------------------------
                                                (in thousands)
   A summary of revolving credit
     activity follows:

     Weighted average interest rate
        during the year                   5.95%      5.76%      6.20%
        at year end                       5.90%      5.78%      5.73%
     Maximum amount outstanding
        during the year              $ 285,000    338,000    343,000
     Average amount outstanding
        during the year              $ 203,250    128,000    281,750

   A summary of short-term
     borrowing follows:

     Weighted average interest rate
        during the year                   6.05%      5.87%      6.26%
        at year end                       6.31%      7.63%      5.93%
     Maximum amount outstanding
        during the year              $  57,000    195,000     73,000
     Average amount outstanding
        during the year              $  25,208     56,417     37,583

     AMERCO has committed lines of credit with various banks totaling $400,000,000 and uncommitted lines of credit of $87,466,000 at March 31, 1998.

     The Company has executed interest rate swap agreements (SWAPS) to potentially mitigate the impact of changes in interest rates on its floating rate debt. These agreements effectively change the Company's interest rate exposure on $118,000,000 of floating rate notes to a weighted average fixed rate of 7.87%. The SWAP's mature at the time the related notes mature. Incremental interest expense associated with SWAP activity was $2,687,000, $3,481,000 and $2,959,000 during
1998, 1997 and 1996, respectively.

     At March 31, 1998, interest rate swap agreements with an aggregate notional amount of $118,000,000 were outstanding.
Management estimates that at March 31, 1998 and 1997, the Company would be required to pay $7,000,000 and $5,000,000, respectively, to terminate the agreements. Such amounts were determined from current treasury rates combined with swap spreads on agreements outstanding.

     During the second quarter of fiscal 1998, the Company extinguished $76,000,000 of 10.27% interest-bearing notes originally due in fiscal 1999 through fiscal 2002. This resulted in an extraordinary loss of $4,044,000, net of tax of $2,371,000 ($0.18 per share).

     In October 1997, the Company issued $300,000,000 of Bond Backed Asset Trust Certificates (BATs). The net proceeds were used to initially prepay floating rate indebtedness of the Company under revolving credit agreements. Subsequent to the funding of the BATs, the Company extinguished $255,071,000 of 6.43% to 8.13% interest-bearing notes originally due in fiscal 1999 through fiscal 2010. This resulted in an extraordinary loss of $9,628,000, net of tax of $5,645,000 ($0.44 per share).

     On July 18, 1996, the Company extinguished debt of approximately $76,250,000 by irrevocably placing cash into a trust of U.S. Treasury securities to be used to satisfy scheduled payments of principal and interest. As of March 31, 1998 the remaining amount of debt that is considered extinguished as a result of the defeasance amounted to $14,000,000.

                 AMERCO AND CONSOLIDATED SUBSIDIARIES

5.  NOTES AND LOANS PAYABLE, continued

     Certain of the Company's credit agreements contain restrictive financial and other covenants, including, among others, covenants with respect to incurring additional indebtedness, maintaining certain financial ratios and placing certain additional liens on its properties and assets. At March 31, 1998, the Company was in compliance with these covenants.

     The annual maturities of long-term debt for the next five years adjusted for subsequent activity (if the revolving credit lines are outstanding to maturity), are presented in the table below:

                                          Year Ended
                        -----------------------------------------------
                          1999      2000        2001     2002     2003
                        -----------------------------------------------
                                          (in thousands)
Mortgages             $     110        62          46       37       30
Medium-Term and
  Other Notes            40,009    30,010          10   77,512      -
Revolving Credit            -         -           -        -    180,000
                       ------------------------------------------------
                      $  40,119    30,072          56   77,549  180,030
                       ================================================

     Interest paid in cash amounted to $76,035,000, $69,972,000 and $71,561,000 for 1998, 1997 and 1996, respectively.

6.  STOCKHOLDERS' EQUITY

     The authorized capital stock of the Company consists of 150,000,000 shares of Common Stock, 150,000,000 shares of Serial Common Stock and 50,000,000 shares of Serial Preferred Stock. The Board of Directors (the Board) may authorize the Serial Common Stock to be issued in such series and on such terms as the Board shall determine. Serial Preferred Stock issuance may be with or without par value.

     The Company has 6,100,000 shares of 8.5% cumulative, no par, non-voting Series A (Series A) preferred stock. The Series A is not convertible into, or exchangeable for, shares of any other class or classes of stock of the Company. Dividends are payable quarterly in arrears and have priority as to dividends over the Company's common stock. The Series A is not redeemable prior to December 1, 2000. On or after December 1, 2000, the Company, at its option, may redeem all or part of the Series A, for cash at $25.00 per share plus accrued and unpaid dividends to the redemption date.

     On August 30, 1996, the Company issued 100,000 shares of its Series B Preferred Stock with no par value for gross proceeds of $100,000,000. Dividends are cumulative with the rate being reset quarterly and have priority as to dividends over the Company's Common Stock. The Series B Preferred Stock, as amended, is convertible under certain circumstances into 4,000,000 shares, subject to the Company's prior right to redeem the Series B Preferred Stock, of AMERCO's Common Stock, $0.25 par value. In January 1998, the Company redeemed 25,000 shares of its Series B Preferred Stock for $25,000,000.

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

     During the year ended March 31, 1996, pursuant to a judgment in the Shoen Litigation, the Company repurchased 5,828,140 shares of Common Stock in exchange for $39,631,000, funded damages of $87,337,000 and paid statutory post-judgment interest of $6,128,000.

                 AMERCO AND CONSOLIDATED SUBSIDIARIES

6.  STOCKHOLDERS' EQUITY, continued

     During the year ended March 31, 1997, pursuant to a judgment in the Shoen Litigation, the Company repurchased 12,426,836 shares of Common Stock in exchange for $84,502,000, funded damages of $228,373,000 and paid statutory post-judgment interest of $689,000 and placed funds of $48,234,000 into an escrow account pending the outcome of a dispute involving the entitlement of the plaintiffs to post-bankruptcy petition date interest.

     The plaintiffs included the father, brothers and sisters of Edward J., Mark V., Paul F. and James P. Shoen who are major stockholders of the Company, and Edward J., Paul F. and James P. Shoen who are directors of the Company.

     The above treasury share transactions were recorded net of tax of $115,935,000 ($80,997,000 for fiscal 1997 transactions and $34,938,000 for fiscal 1996 transactions).

7.  EARNINGS PER SHARE

     The following table reflects the calculation of the earnings per share (in thousands except per share data):

                                                     Year ended
                                          -----------------------------------
                                                 1998        1997        1996
                                          -----------------------------------
                                         (in  thousands except per share data)
      Earnings from operations
        before extraordinary
        loss on early extinguishment
           of    debt                 $         48,656      54,184      60,394
      Less dividends
           on    preferred   shares             20,664      17,456      12,962
                                            ----------------------------------
                                                27,992      36,728      47,432
      Extraordinary loss on early
         extinguishment of debt, net           (13,672)     (2,319)       -
                                            ----------------------------------

      Net earnings for per
           share    calculation       $         14,320      34,409      47,432
                                            ==================================

      Earnings per common share (both
        basic and diluted):

      Earnings from operations
        before extraordinary loss
        on early extinguishment
           of    debt                 $           1.28        1.44        1.33
      Extraordinary loss on early
         extinguishment of debt, net             (0.62)      (0.09)         -
                                            ----------------------------------

      Net earnings                    $           0.66        1.35        1.33
                                            ==================================

      Weighted average common
        shares outstanding                  21,896,101  25,479,651  35,736,335
                                            ==================================

                 AMERCO AND CONSOLIDATED SUBSIDIARIES

8.  INCOME TAXES

     The components of the consolidated expense for income taxes applicable to operations are as follows:

                                                  Year ended
                                      -------------------------------
                                        1998        1997        1996
                                      -------------------------------
                                               (in thousands)
         Current:
           Federal                  $   2,098       3,404          -
           State                          406         169         637

         Deferred:
           Federal                     23,772      24,218      33,790
           State                        1,367       1,553       1,405
                                       ------------------------------

                                    $  27,643      29,344      35,832
                                      ===============================

     Actual tax expense reported on earnings from operations differs from the "expected" tax expense amount (computed by applying the United States federal corporate tax rate of 35% in 1998, 1997 and
1996) as follows:

                                                Year ended
                                      -------------------------------
                                        1998        1997        1996
                                      -------------------------------
                                              (in thousands)

    Computed "expected" tax
      expense                        $ 26,705      29,232      33,679
    Increases (reductions) in taxes
      resulting from:
        Tax-exempt interest income       (676)       (767)       (714)
        Net reinsurance effect           (166)       (920)         -
        Canadian subsidiary income
          tax benefit                    (524)       (645)     (1,235)
        True-up of prior year             950          -        2,112
        Federal tax benefit of
          state and local taxes          (620)       (602)       (714)
        Other                             201       1,324         662
                                       ------------------------------
          Actual federal tax
            expense                    25,870      27,622      33,790
        State and local income tax
          expense                       1,773       1,722       2,042
                                       ------------------------------

          Actual tax expense
            of operations            $ 27,643      29,344      35,832
                                       ==============================

                 AMERCO AND CONSOLIDATED SUBSIDIARIES

8.  INCOME TAXES, continued

     Deferred tax assets and liabilities are comprised as follows:

                                                March 31,
                                          -----------------
                                            1998      1997
                                          -----------------
                                            (in thousands)
    Deferred tax assets
    -------------------
    Benefit of tax NOL and credit
      carryforwards                     $ 139,458   150,633
    Accrued liabilities                     7,663    14,953
    Deferred revenue from
      sale/leaseback                        9,794    10,173
    Policy benefits and losses,
      claims and loss expenses
      payable, net                         17,064    26,137
    Other                                     714       -
                                          -----------------
        Total deferred tax assets       $ 174,693   201,896
                                          -----------------

    Deferred tax liabilities
    ------------------------
    Property, plant and equipment       $ 188,952   195,080
    Deferred acquisition costs             14,823    16,082
    Other                                     -         409
                                          -----------------
         Total deferred tax liabilities $ 203,775   211,571
                                          -----------------

          Net deferred tax liability    $  29,082     9,675
                                          =================

     In light of the Company's history of profitable operations, management has concluded that it is more likely than not that the Company will ultimately realize the full benefit of its deferred tax assets. Accordingly, the Company believes that a valuation allowance is not required at March 31, 1998 and 1997. See also Note 14 of Notes to Consolidated Financial Statements.

     Income taxes paid in cash amounted to $2,758,000, $4,949,000 and $540,000 for 1998, 1997 and 1996, respectively.

     Under the provisions of the Tax Reform Act of 1984 (the Act), the balance in Oxford's account designated "Policyholders' Surplus
Account" is frozen at its December 31, 1983 balance of $19,251,000. Federal income taxes (Phase III) will be payable thereon at applicable current rates if amounts in this account are distributed to the stockholder or to the extent the account exceeds a prescribed maximum. Oxford did not incur a Phase III liability for the years ended December 31, 1997, 1996 and 1995.

     The Internal Revenue Service has examined AMERCO's income tax returns for the years ended 1994 and 1995. All agreed issues have been provided for in the financial statements.

     At March 31, 1998 AMERCO and RWIC have non-life net operating loss carryforwards available to offset taxable income in future years of $324,963,000 for tax purposes. These carryforwards expire in 2005 through 2012. AMERCO has alternative minimum tax credit carryforwards of $14,647,000 which do not have an expiration date, but may only be utilized in years in which regular tax exceeds alternative minimum tax. The use of certain carryforwards may be limited or prohibited if a reorganization or other change in corporate ownership were to occur.

     During 1994, Oxford dividended its investment in RWIC common stock to its parent at its book value. As a result of such dividend, a deferred intercompany gain arose due to the difference between the book value and fair value of such common stock. However, such gain can only be triggered if certain events occur. To date, no events have occurred which would trigger such gain recognition. No deferred taxes have been provided in the accompanying consolidated financial statements as management believes that no events have occurred to trigger such gain.

                 AMERCO AND CONSOLIDATED SUBSIDIARIES

9.  TRANSACTIONS WITH FLEET OWNERS AND OTHER RENTAL EQUIPMENT OWNERS

     Independent rental equipment owners (fleet owners) own approximately 9% of all U-Haul rental trailers and 0.03% of certain other rental equipment. There are approximately 4,000 fleet owners, including certain officers, directors, employees and stockholders of the Company. All rental equipment is operated under contract with U-Haul whereby U-Haul administers the operations and marketing of such equipment and in return receives a percentage of rental fees paid by customers. Based on the terms of various contracts, rental fees are distributed to the Company (for services as operators), to the fleet owners (including certain subsidiaries and related parties of the Company) and to Rental Dealers (including Company-operated U-Haul Centers).

     RWIC insures and reinsures certain risks of U-Haul customers and independent fleet owners. Premiums earned on these policies were $49,400,000, $40,800,000 and $43,400,000 during the years ended
December 31, 1997, 1996 and 1995, respectively.

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

                             Amount outstanding
           Financing                 as  of               Interest Payments
              Date              March 31, 1998          1998      1997     1996
          ---------------------------------------------------------------------
                                            (in thousands)
          December 1989          $   900                 126       162      309
          May 1990                   351                  35        45       59
          June 1991               16,817               1,466     1,472    1,131

     Shares are released from collateral and allocated to active employees based on the proportion of debt service paid in the plan year. Contributions to the ESOT charged to expense were $3,588,000, $3,570,000 and $2,904,000 for the years ended 1998, 1997 and 1996, respectively.

     The shares held by ESOP as of March 31 were as follows:

                                    Shares  issued          Shares issued
                                       prior to             subsequent to
                                  December 31, 1992       December 31, 1992
                                 ------------------------------------------
                                   1998        1997        1998        1997
                                 ------------------------------------------
                                                (in thousands)
Allocated shares                  1,587       1,487         118          78
Shares committed to be
  released                          -           -            11          11
Unreleased shares                   523         749         697         742

Fair value of
  unreleased shares            $  5,688       7,574      21,425      18,926
                                 ==========================================

                 AMERCO AND CONSOLIDATED SUBSIDIARIES

10.  EMPLOYEE BENEFIT PLANS, continued

     For purposes of this schedule, fair value of unreleased shares issued prior to December 31, 1992 is defined as the historical cost of such shares. Fair value of unreleased shares issued subsequent to December 31, 1992 is defined as the March 31 trading value of such shares for 1998 and 1997.

     Oxford insures various group life and group disability insurance plans covering employees of the consolidated group. Premiums earned were $2,785,000, $2,370,000 and $2,138,000 during the years ended
December 31, 1997, 1996 and 1995, respectively, and were eliminated in consolidation.

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

     The components of net periodic postretirement benefit cost for 1998, 1997 and 1996 are as follows:

                                                   1998        1997       1996
                                                  ----------------------------
                                                          (in thousands)
Service cost for benefits earned
  during the period                             $   260         381        346
Interest cost on accumulated
  postretirement benefit                            301         407        422
Other components                                   (239)        (58)       (81)
                                                  ----------------------------
Net periodic postretirement benefit cost        $   322         730        687
                                                  ============================

     The 1998 and 1997 postretirement benefit liability included the following components:

                                                              1998       1997
                                                             -----------------
                                                              (in thousands)
Actuarial present value of postretirement
 benefit obligation:
  Retirees                                                 $ (1,589)    (1,360)
  Eligible active plan participants                            (381)      (344)
  Other active plan participants                             (2,769)    (2,408)
                                                             -----------------
Accumulated postretirement benefit obligation                (4,739)    (4,112)
Unrecognized net gain                                        (3,460)    (3,838)
                                                             -----------------
                                                           $ (8,199)    (7,950)
                                                             =================

     The discount rate assumptions in computing the information above were as follows:

                                                     1998      1997      1996
                                                    --------------------------
Accumulated postretirement benefit obligation        7.00%     7.50%     7.00%

     The year-to-year fluctuations in the discount rate assumptions primarily reflect changes in U.S. interest rates. The discount rate represents the expected yield on a portfolio of high-grade (AA-AAA rated or equivalent) fixed-income investments with cash flow streams sufficient to satisfy benefit obligations under the plans when due.

     The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 6.75% in 1998, declining annually to an ultimate rate of 4.20% in 2012.

                 AMERCO AND CONSOLIDATED SUBSIDIARIES

11.  POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS, continued

     If the health care cost trend rate assumptions were increased by 1.0%, the accumulated postretirement benefit obligation as of March 31, 1998 would be increased by approximately $737,000. The effect of this change on the sum of the service cost and interest cost components of net periodic postretirement benefit cost for 1998 would be an increase of approximately $105,000.

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

     To the extent that a reinsurer is unable to meet its obligation under the related reinsurance agreements, the Company would remain liable for the unpaid losses and loss expenses. Pursuant to certain of these agreements, the Company holds letters of credit of $7,900,000 from reinsurers. The Company has issued letters of credit of $2,800,000 in favor of certain ceding companies.

     RWIC insures and reinsures general liability, auto liability and workers' compensation coverage for member companies of the consolidated group. Premiums earned by RWIC on these policies were $19,800,000, $19,700,000 and $12,700,000 during the years ended December 31, 1997, 1996 and 1995, respectively, and were eliminated in consolidation.

     RWIC is a reinsurer of municipal bond insurance through an agreement with MBIA, Inc. Premiums generated through this agreement are recognized on a pro rata basis over the contract coverage period. Unearned premiums on this coverage were $5,200,000 and $5,000,000 as of December 31, 1997 and 1996, respectively. RWIC's share of case loss reserves related to this coverage was insignificant at December 31, 1997. RWIC's aggregate exposure for Class 1 municipal bond insurance was $964,700,000 as of December 31, 1997.

     A   summary  of  reinsurance  transactions  by  business  segment follows:

                                                                  Percentage
                                   Ceded       Assumed              of amount
                       Direct    to other    from other     Net    assumed to
                       amount    companies   companies    amount      net
                       ------------------------------------------------------
                                          (in thousands)
Year ended 1997
---------------
   Life insurance
     in force       $ 1,601,840   224,893     2,219,393  3,596,340     62%
                      ============================================

   Premiums earned:
     Life           $     3,527       160         7,034     10,401     68%
     Accident and
       health             7,916     1,217         1,930      8,629     22%
     Annuity                106       -           8,868      8,974     99%
     Property
       casualty         103,488    22,387        55,508    136,609     41%
                      --------------------------------------------
          Total     $   115,037    23,764        73,340    164,613
                      ============================================

                 AMERCO AND CONSOLIDATED SUBSIDIARIES

12.  REINSURANCE, continued

                                                                   Percentage
                                   Ceded       Assumed              of amount
                       Direct    to other    from other     Net    assumed to
                       amount    companies   companies    amount      net
                       ------------------------------------------------------
                                          (in thousands)
Year ended 1996
---------------
   Life insurance
     in force       $    35,298       463     2,392,339  2,427,174     99%
                      ============================================

   Premiums earned:
     Life           $     1,869        18         8,016      9,867     81%
     Accident and
       health             4,740       171         1,469      6,038     24%
     Annuity                 82       -          10,836     10,918     99%
     Property
       casualty         108,440    26,148        54,488    136,780     40%
                      --------------------------------------------
          Total     $   115,131    26,337        74,809    163,603
                      ============================================

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
                      ==========================================

     In connection with Oxford's acquisitions during 1997 as disclosed in
Note 19 of Notes to Consolidated Financial Statements, the level of life reinsurance transactions increased as of December 31, 1997.

13.  CONTINGENT LIABILITIES AND COMMITMENTS

     The Company occupies certain facilities and uses certain equipment under operating lease commitments with terms expiring through 2079. Lease expense was $89,879,000, $85,903,000 and
$69,097,000 for the years ended 1998, 1997 and 1996, respectively. During the year ended March 31, 1998, a subsidiary of U-Haul entered into twenty-four transactions, and has subsequently entered into two additional transactions, whereby the Company sold rental trucks and subsequently leased back. The Company has guaranteed $95,192,000 of residual values at March 31, 1998 and an additional $3,740,000 subsequent to March 31, 1998 for these assets at the end of the respective lease terms. U-Haul also entered into two transactions, whereby the Company sold computer equipment and subsequently leased back. Certain leases contain renewal and fair market value purchase options as well as mileage and other restrictions similar to covenants disclosed in Note 5 of Notes to Consolidated Financial Statements (Note 5) for notes payable and loan agreements.

                 AMERCO AND CONSOLIDATED SUBSIDIARIES

13.  CONTINGENT LIABILITIES AND COMMITMENTS, continued

     Following are the lease commitments for leases having terms of more than one year (in thousands):

                            March 31, 1998
                      ---------------------------      Net activity
                      Property, plant      Rental      subsequent to
      Year ended    and other equipment    fleet          year end       Total
     -------------------------------------------------------------------------

      1999              $  5,740          100,200          2,091       108,031
      2000                 4,437          100,200          2,521       107,158
      2001                 2,869           94,287          2,521        99,677
      2002                 1,098           78,603          2,521        82,222
      2003                   774           64,939          2,521        68,234
      Thereafter           8,603          100,705          5,471       114,779
                          ----------------------------------------------------
                        $ 23,521          538,934         17,646       580,101
                          ====================================================

     During the year ended March 31, 1998, the Company reduced future lease commitments by $83,713,000 through early termination of certain leases. Residual value guarantees were also reduced by $14,300,000 in connection with the terminations.

     In December 1996, the Company executed a $100 million Operating Lease Facility (the Facility) with a number of financial institutions. Under the Facility, the lessor acquires land to be developed for storage locations by the Company, as Construction Agent, or acquires existing storage locations with advances of funds (the Advances) made by certain parties to the Facility. The Company will separately lease land and improvements, including completed locations capitalized by the lessor, under the Facility and the respective lease supplements. Funding under the Facility totaled $48,216,000 at March 31, 1998.

     The Facility contains certain restrictions similar to those contained in Note 5. Upon occurrence of any event of default, the lessor may rescind or terminate any or all leases and, among other things, require the Company to repurchase any or all of the properties. The Facility has a three year term, subject to the Company's option, with the consent of other parties, to renew for successive one year terms.

     Upon the expiration of the Facility, the Company may either purchase all of the properties based on a purchase price equal to all amounts outstanding under the Advances, including the interest and yield thereon, or remarket all of the properties to a third party purchaser who may become a subsequent lessor to the Company.

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

14.  LEGAL PROCEEDINGS

     A judgment was entered on February 21, 1995, in the Shoen Litigation against Edward J. Shoen, James P. Shoen, Paul F. Shoen, Aubrey K. Johnson, John M. Dodds and William E. Carty, who are current members of the Board of Directors of the Company. The Company was also a defendant in the action as originally filed, but was dismissed from the action on August 15, 1994. The plaintiffs alleged, among other things, that certain of the individual plaintiffs were wrongfully excluded from sitting on the Company's Board of Directors in 1988 through the sale of Common Stock to certain key employees. That sale allegedly prevented the plaintiffs from gaining a majority position in the Company's Common Stock and control of the Company's Board of Directors. The plaintiffs alleged various breaches of fiduciary duty and other unlawful conduct by the individual defendants and sought equitable relief, compensatory damages, punitive damages and statutory post-judgment interest.

                 AMERCO AND CONSOLIDATED SUBSIDIARIES

14.  LEGAL PROCEEDINGS, continued

     Based on the plaintiffs' theory of damages, the court ruled that the plaintiffs elected as their remedy in this lawsuit to transfer their shares of stock in the Company to the defendants upon the satisfaction of the judgment. The judgment was entered against the defendants in the amount of approximately $461.8 million plus interest and taxable costs. In addition, on February 21, 1995, judgment was entered against Edward J. Shoen in the amount of $7 million as punitive damages. On March 23, 1995, Edward J. Shoen filed a notice of appeal with respect to the award of punitive damages and the plaintiffs subsequently cross appealed the judge's remittitur of the punitive damages from $70 million to $7 million. Both appeals were denied by the Court of Appeals of the State of Arizona on July 24, 1997 and the Supreme Court of the State of Arizona denied review of the case on
March 17, 1998. Edward J. Shoen has informed the Company that he intends to file an appeal with the United States Supreme Court with respect to the award of punitive damages.

     Pursuant to separate indemnification agreements, the Company agreed to indemnify the defendants to the fullest extent permitted by law or the Company's Articles or By-Laws, for all expenses and damages incurred by the defendants in the proceeding, subject to certain exceptions.

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

     On October 17, 1995 the Company entered into an agreement (the Agreement) with the Director-Defendants whereby the Company agreed, among other things, to fund the Plan and to release the Director-Defendants from all claims the Company may have against them arising from the Shoen Litigation. In addition, the Director-Defendants agreed, among other things, (i) to release, subject to certain exceptions, the Company from any claim they may have against it pursuant to any indemnification agreements and (ii) to assign all rights they have under the Shoen Litigation to the Company.

     Pursuant to the Plan, the Company repurchased 18,254,976 shares of the plaintiffs' Common Stock. As a result, the judgment in the Shoen Litigation was satisfied in full. On October 1, 1996, the Director-Defendants emerged from bankruptcy upon the filing of notice with the bankruptcy court that the effective date of the Plan had occurred and that the Plan had been performed and was substantially consummated.

     As of the date hereof, an issue remains regarding whether or not the plaintiffs are entitled to statutory post-judgment interest at the rate of ten percent (10%) per year from February 21, 1995 (the date the Director-Defendants filed for protection under Chapter 11) until the judgment was satisfied. On July 19, 1996, the bankruptcy court ruled the plaintiffs are entitled to such interest. The Director-Defendants and the Company have appealed the court's decision. The Company has deposited $48,234,000 into an escrow account to secure payment of the disputed interest, pending final resolution of this issue (including all appeals by either side) which has been recorded as an "other asset" in Company's financial statements. If the interest issue is decided adversely to the Company and the Director-Defendants, the amount deposited into the escrow account will be transferred to the plaintiffs. The ultimate outcome of this issue will not have the effect of increasing or decreasing the Company's net earnings, but could reduce stockholders' equity.

     The Company has deducted for income tax purposes approximately $324.0 million of the payments made to the plaintiffs. While the Company believes that such income tax deductions are appropriate, there can be no assurance that such deductions ultimately will be allowed in full.

                 AMERCO AND CONSOLIDATED SUBSIDIARIES

15.  PREFERRED STOCK PURCHASE RIGHTS

     In  July  1988,  the  Company's  Board  of  Directors  adopted  a stockholder-rights plan, and such rights were distributed as a dividend at the rate of one right for each outstanding share of the Company's common stock to the holders of record of common shares on July 29, 1988. As a result of the 400-for-1 common stock split that occurred on October 1, 1990, each outstanding share of common stock currently has one four-hundredth of a right associated with it. When exercisable, each right will entitle its holder to purchase from the Company one one-hundredth of a share of the new Series C Preferred Stock of the Company at a price of $15,000. AMERCO has reserved 5,000 shares of authorized but unissued preferred stock for the Series C Preferred Stock authorized in this stockholder-rights plan. The rights will become exercisable if a person or group of affiliated or associated persons acquire or obtain the right to acquire beneficial ownership of 50% or more of the common stock without approval of a majority of the Board of Directors of the Company. The majority approval must be made by members of the Board who were members as of July 25, 1988 (Disinterested Directors) or subsequent members elected to the Board if such persons are recommended or approved by a majority of the Disinterested Directors. The rights will expire on July 29, 1998 unless earlier redeemed by the Company pursuant to authorization by a majority of the Disinterested Directors. The Board of Directors is evaluating the appropriateness of having an updated shareholder rights plan in place by July 29, 1998.

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

     During the years ended 1998, 1997 and 1996, the Company purchased $2,816,000, $3,281,000 and $3,122,000, respectively, of printing from a company wherein an officer is a major stockholder, director and officer of the Company.

     During  the  years  ended 1997 and 1996,  the  Company  purchased
$11,164,000 and $1,558,000 of computer components from a company wherein a major stockholder was the family trust of a major stockholder, director and officer of the Company, until June 1, 1996.

     On July 7, 1997, the Company executed an agreement with Sophia Shoen whereby the Company paid $1,250,000 to Sophia Shoen to settle an arbitration proceeding entitled JAMS-ENDISPUTE Link No. 940517195 and
                                 --------------
to terminate a Share Repurchase and Registration Right Agreement. Sophia Shoen is a major stockholder of the Company.

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

                 AMERCO AND CONSOLIDATED SUBSIDIARIES

18.  SUPPLEMENTAL CASH FLOW INFORMATION

     The (increase) decrease in receivables, inventories and accounts payable and accrued expenses net of other operating and investing activities follows:

                                                  Year ended
                                   ---------------------------------------
                                     1998            1997            1996
                                   ---------------------------------------
                                                (in thousands)

         Receivables             $ (35,359)         75,150         (45,734)
                                   =======================================

         Inventories             $  (3,093)        (19,903)          4,446
                                   =======================================

         Accounts payable and
           accrued expenses      $  11,123         (20,819)         24,137
                                   =======================================


19.    SUMMARIZED  CONSOLIDATED  FINANCIAL  INFORMATION  OF  INSURANCE
SUBSIDIARIES

     A summary consolidated balance sheet for RWIC is presented below:

                                                            December 31,
                                                     ---------------------
                                                         1997        1996
                                                     ---------------------
                                                          (in thousands)

      Investments - fixed maturities               $   427,304     401,198
      Other investments                                 34,918      13,609
      Receivables                                      140,568     116,373
      Deferred policy acquisition costs                  7,203       8,622
      Due from affiliate                                18,377      24,223
      Deferred federal income taxes                     17,169      16,941
      Other assets                                       8,910      28,721
                                                       -------------------
           Total assets                            $   654,449     609,687
                                                       ===================

      Policy liabilities and accruals              $   389,574     338,047
      Unearned premiums                                 45,753      50,699
      Other policyholders' funds and liabilities        23,723      28,592
                                                       -------------------
           Total liabilities                           459,050     417,338

      Stockholder's equity                             195,399     192,349
                                                       -------------------

                Total liabilities and
                  stockholder's equity             $   654,449     609,687
                                                       ===================

                 AMERCO AND CONSOLIDATED SUBSIDIARIES

19. SUMMARIZED CONSOLIDATED FINANCIAL INFORMATION OF INSURANCE SUBSIDIARIES, continued

     A summarized consolidated income statement for RWIC is presented below:

                                               Year ended December 31,
                                       -----------------------------------
                                         1997          1996          1995
                                       -----------------------------------
                                                  (in thousands)

    Premiums                         $ 155,906       156,505       140,752
    Net investment income               31,292        30,572        29,906
                                       -----------------------------------
         Total revenue                 187,198       187,077       170,658
    Benefits and losses                170,036       151,258       132,723
    Amortization of deferred policy
      acquisition costs                  8,622         9,858         8,973
    Other expenses                       7,804         7,699         7,526
                                       -----------------------------------
         Income from operations            736        18,262        21,436
    Federal income tax
      benefit (expense)                    556        (5,502)       (6,722)
                                       -----------------------------------
    Net income                       $   1,292        12,760        14,714
                                       ===================================

     A summary consolidated balance sheet for Oxford is presented below:

                                                            December 31,
                                                     ---------------------
                                                         1997        1996
                                                     ---------------------
                                                          (in thousands)

      Investments - fixed maturities               $   459,569     458,496
      Other investments                                106,649      92,762
      Receivables                                       50,696      13,553
      Deferred policy acquisition costs                 37,052      39,976
      Due (to) from affiliate                             (238)        149
      Other assets                                      37,390       2,142
                                                       -------------------
           Total assets                            $   691,118     607,078
                                                       ===================

      Policy liabilities and accruals              $   157,315      80,589
      Premium deposits                                 425,347     433,397
      Other policyholders' funds and liabilities        11,598       7,931
      Deferred federal income taxes                     11,062       9,908
                                                       -------------------
           Total liabilities                           605,322     531,825

      Stockholder's equity                              85,796      75,253
                                                       -------------------

                Total liabilities and
                  stockholder's equity             $   691,118     607,078
                                                       ===================


     A   summarized  consolidated  income  statement  for  Oxford   is
presented below:

                                               Year ended December 31,
                                       -----------------------------------
                                         1997          1996          1995
                                       -----------------------------------
                                                  (in thousands)

    Premiums                         $  29,731        27,832        27,073
    Net investment income               17,811        18,793        16,730
                                       -----------------------------------
         Total revenue                  47,542        46,625        43,803
    Benefits and losses                 24,377        27,017        24,792
    Amortization of deferred policy
      acquisition costs                  5,572         6,635         8,158
    Other expenses                       6,953         2,399        (1,757)
                                       -----------------------------------
         Income from operations         10,640        10,574        12,610
    Federal income tax expense          (3,220)       (2,771)       (4,233)
                                       -----------------------------------
    Net income                       $   7,420         7,803         8,377
                                       ===================================

                 AMERCO AND CONSOLIDATED SUBSIDIARIES

19. SUMMARIZED CONSOLIDATED FINANCIAL INFORMATION OF INSURANCE SUBSIDIARIES, continued

     Applicable laws and regulations of the State of Arizona require maintenance of minimum capital determined in accordance with statutory accounting practices in the amount of $400,000 for Oxford and $1,000,000 for RWIC. In addition, the amount of dividends which can be paid to stockholders by insurance companies domiciled in the State of Arizona is limited. Any dividend in excess of the limit requires prior regulatory approval. Statutory surplus which can be distributed as dividends is $20,270,000 at December 31, 1997.

     Audited statutory net income for RWIC for the years ended December 31, 1997, 1996 and 1995 was $2,124,000, $16,807,000 and
$12,273,000, respectively; audited statutory capital and surplus was $157,027,000 and $161,085,000 at December 31, 1997 and 1996,
respectively.

     Audited statutory net income for Oxford for the years ended December 31, 1997, 1996 and 1995 was $8,278,000, $12,815,000 and
$8,912,000, respectively; audited statutory capital and surplus was $57,102,000 and $49,576,000 at December 31, 1997 and 1996,
respectively.

     On November 21, 1997, Oxford purchased all of the issued and outstanding shares of Encore Financial, Inc. and its subsidiaries
(Encore)  for  $11,569,000.   Encore's  primary  subsidiary  is   North
American  Insurance  Company  (NAI).   NAI  is  an  insurance   company
domiciled in Wisconsin whose premium volume is primarily derived from the sale of credit life and disability products. NAI owns all of the issued and outstanding common shares of North American Fire & Casualty Insurance Company, a property and casualty insurance company domiciled in Louisiana. On November 24, 1997, Oxford purchased all of the issued and outstanding shares of Safe Mate Life Insurance Company for $2,243,000, domiciled in Texas, whose premium volume is derived from the sale of credit life and disability products. These purchases greatly increase Oxford's distribution channels and enhance administrative capabilities in these markets.

                 AMERCO AND CONSOLIDATED SUBSIDIARIES

20.  INDUSTRY SEGMENT AND GEOGRAPHIC AREA DATA

     Industry Segment Data - AMERCO's three industry segments are Moving and Storage Operations, Property and Casualty Insurance and Life Insurance. Moving and Storage Operations is composed of the operations of U-Haul International, Inc., which is engaged in the rental of various kinds of equipment and sales of related products and services and AREC. Property and Casualty Insurance is composed of the operations of Republic Western Insurance Company which operates in various property and casualty lines. Life Insurance is composed of the operations of Oxford Life Insurance Company which operates in various life, accident and health and annuity lines.

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

1998
----
Revenues:
 Outside         $1,196,226    167,398     46,318          -       1,409,942
 Intersegment           -       19,800      1,224      (21,024)          -
                  ----------------------------------------------------------
 Total revenue   $1,196,226    187,198     47,542      (21,024)    1,409,942

Depreciation/
 amortization    $   97,764     10,807      5,251          -         113,822

Interest expense
 net of interest
 income of
 $15,353         $   64,016        -          -            -          64,016

Pretax earnings  $   64,923        736     10,640          -          76,299

Income tax       $   24,979       (556)     3,220          -          27,643

Extraordinary
  loss           $   13,672        -          -            -          13,672

Identifiable
 assets          $1,884,213    654,449    691,118     (316,503)    2,913,277

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

1997
----
Revenues:
 Outside         $1,146,807    167,352     45,616          -       1,359,775
 Intersegment           -       19,725      1,009      (20,734)          -
                  ----------------------------------------------------------
 Total revenue   $1,146,807    187,077     46,625      (20,734)    1,359,775

Depreciation/
 amortization    $   75,607     12,040      6,717          -          94,364

Interest expense
 net of interest
 income of
 $25,604         $   50,437        -          -            -          50,437

Pretax earnings  $   54,692     18,262     10,574          -          83,528

Income tax       $   21,071      5,502      2,771          -          29,344

Extraordinary
 loss            $    2,319        -          -            -           2,319

Identifiable
 assets          $1,811,145    609,687    607,078     (308,916)    2,718,994

                   Moving    Property/             Adjustments
                 and Storage Casualty     Life         and
                 Operations  Insurance  Insurance  Eliminations  Consolidated
                 ------------------------------------------------------------
                                      (in thousands)

1996
----
Revenues:
 Outside         $1,107,135    157,959     42,926          -       1,308,020
 Intersegment          (231)    12,699        877      (13,345)          -
                  ----------------------------------------------------------
 Total revenue   $1,106,904    170,658     43,803      (13,345)    1,308,020

Depreciation/
 amortization    $   83,734     11,176      7,517          -         102,427

Interest expense
 net of interest
 income of
 $17,071         $   50,486        -          -            -          50,486

Pretax earnings  $   61,524     21,436     12,610          656        96,226

Income tax       $   24,877      6,722      4,233          -          35,832

Identifiable
 assets          $1,916,533    619,454    614,300     (326,880)    2,823,407

                 AMERCO AND CONSOLIDATED SUBSIDIARIES

20.  INDUSTRY SEGMENT AND GEOGRAPHIC AREA DATA, continued

Geographic Area Data -             United States    Canada    Consolidated
                                   ---------------------------------------
  (All amounts are in U.S. $'s)                 (in thousands)
1998
----
Total revenues                      $ 1,379,183      30,759     1,409,942
Depreciation/amortization           $   111,072       2,750       113,822
Interest expense, net               $    64,295        (279)       64,016
Income tax                          $    27,643         -          27,643
Extraordinary loss                  $    13,672         -          13,672
Identifiable assets                 $ 2,863,416      49,861     2,913,277

1997
----
Total revenues                      $ 1,330,955      28,820     1,359,775
Depreciation/amortization           $    91,920       2,444        94,364
Interest expense, net               $    50,548        (111)       50,437
Income tax                          $    29,344         -          29,344
Extraordinary loss                  $     2,319         -           2,319
Identifiable assets                 $ 2,674,603      44,391     2,718,994

1996
----
Total revenues                      $ 1,281,047      26,973     1,308,020
Depreciation/amortization           $   100,143       2,284       102,427
Interest expense, net               $    51,339        (853)       50,486
Income tax                          $    35,832         -          35,832
Identifiable assets                 $ 2,777,146      46,261     2,823,407


21.  SUBSEQUENT EVENTS

     On May 5, 1998, the Company declared a cash dividend of $3,241,000 ($.53125 per preferred share) to the Series A preferred stockholders of record as of May 15, 1998.

     In June 1998, the Company paid a cash dividend of $1,520,000 to the Series B preferred stockholder.

     See Note 13 of Notes to Consolidated Financial Statements for other subsequent event disclosures.


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

                                                                          Years Ended March 31,
                                                --------------------------------------------------------------------
                                                    1998           1997           1996           1995           1994
                                                --------------------------------------------------------------------
                                                   (in thousands except earnings per $100 of average investment)
Earnings data (Note A):
  Fleet Owner income:
    Credited to Fleet Owner gross
      rental income                            $   2,317          3,214          4,181          5,288          6,556
    Credited to Distribution, Accident
      and Canadian Duty Fund (Note D)                 27             36             69             66             71
                                                --------          -----          -----          -----          -----
      Total Fleet Owner income                     2,344          3,250          4,250          5,354          6,627
                                                --------          -----          -----          -----          -----

  Fleet Owner operation expenses:
    Charged to Fleet Owner (Note C)                1,144          1,639          2,182          2,127          2,404
    Charged to Distribution, Accident
      and Canadian Duty Funds (Note D)                98            131            254            234            237
                                                --------          -----          -----          -----          -----
      Total Fleet Owner operation
        expenses                                   1,242          1,770          2,436          2,361          2,641
                                                --------          -----          -----          -----          -----
      Fleet Owner earnings before
        Distribution, Accident and
        Canadian Duty Funds credit,
        depreciation and income taxes              1,102          1,480          1,814          2,993          3,986

  Distribution, Accident and Canadian
    Duty Funds credit (Note D)                        70             95            185            168            165
                                                --------          -----          -----          -----          -----

      Net Fleet Owner earnings before
        depreciation and income taxes          $   1,172          1,575          1,999          3,161          4,151
                                                ========          =====          =====          =====          =====

Investment data (Note A):
  Amount at end of year                        $   3,875          5,402          6,871          8,593         10,107
                                                ========          =====          =====          =====         ======
  Average amount during year                   $   4,639          6,137          7,732          9,351         10,775
                                                ========          =====          =====          =====         ======
      Net Fleet Owner earnings before
        depreciation and income taxes
        per $100 of average investment
        (Note B)                               $   25.26          25.66          25.85          33.80          38.52
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

   The investment data is based upon the cost of trailers to the Fleet Owners as reflected by sales records of the U-Haul manufacturing facilities.

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

(C) A summary of operations expenses charged directly to Independent Fleet Owners follows:

                                                   Year ended March 31,
                                        ----------------------------------------
                                            1998    1997    1996    1995    1994
                                        ----------------------------------------
                                                     (in thousands)


       Licenses                        $     285     434     436     503     520
       Public liability insurance            156     198     264     320     392
       Repairs and maintenance               703   1,007   1,482   1,304   1,492
                                        ----------------------------------------
                                       $   1,144   1,639   2,182   2,127   2,404
                                        ========================================

(D) The Fleet Owners, Independent Rental Dealers, U-Haul International, Inc. and Subsidiary U-Haul Rental Companies forego normal commissions on a portion of gross rental fees designated for transfer to the Distribution Fee Fund, the Accident Fund and the Canadian Duty Fund. Designated expenses, otherwise chargeable to Fleet Owners, are paid from these Funds to the extent of the financial resources of the Funds. The amounts designated "Distribution, Accident and Canadian Duty Funds credit" in the accompanying summary of earnings represent Operator Contribution expenses borne by the Funds, which exceed Independent Fleetowner commissions foregone.

                             Additional Information

(E) Commissions foregone for transfer to the Distribution, Accident and Canadian Duty Funds (net of fees in excess of expenses incurred) follows:

                              Subsidiary           Fleet Owners
                                            -------------------------
                                U-Haul      Subsidiary
                             Companies      Companies     Independent     Total
                             --------------------------------------------------
                                                (in thousands)

     Year ended:

          March 31, 1998           $  947          482          28        1,457
          March 31, 1997              882          439          36        1,357
          March 31, 1996            1,287          624          69        1,980
          March 31, 1995              986          465          66        1,517
          March 31, 1994              873          399          71        1,343




(F) A summary of Independent Fleet Owner expenses incurred by the Funds follows:

                                                                           Year ended March 31,
                                                            ----------------------------------------------
                                                              1998      1997      1996      1995      1994
                                                            ----------------------------------------------
                                                                         (in thousands)

Accident repairs                                           $ 1,049     1,111     1,675     1,295     1,085
Less portion allocated to fleets owned by subsidiary
  companies                                                    951       980     1,421     1,061       848
                                                            ------     -----     -----     -----     -----
           Total Independent Fleet Owner expenses paid
             by funds                                           98       131       254       234       237
Add portion allocated to fleets owned by subsidiary
  companies                                                    951       980     1,421     1,061       848
Return of investment (accident reimbursement)                  408       246       305       222       258
                                                            ------     -----     -----     -----     -----

           Total expenses incurred by Funds                $ 1,457     1,357     1,980     1,517     1,343
                                                            ======     =====     =====     =====     =====

                              Schedule I


             Condensed Financial Information of Registrant
                                AMERCO
                            Balance Sheets
                               March 31,


                                                        1998         1997
                                                    ----------------------
                                                          (in thousands)
Assets
------

   Cash                                           $     1,040        1,388
   Investment in subsidiaries                         686,331      629,415
   Due from unconsolidated subsidiaries               957,084      881,700
   Other assets                                        58,449       56,798
                                                    ----------------------

                                                  $ 1,702,904    1,569,301
                                                    ======================


Liabilities and Stockholders' Equity
------------------------------------

Liabilities:
   Notes and loans                                $ 1,023,571      915,079
   Other liabilities                                   67,458       34,131
                                                    ----------------------

Stockholders' equity:
   Preferred stock                                        -            -
   Common stock                                        10,563       10,563
   Additional paid-in capital                         313,444      337,933
   Accumulated other comprehensive income              (9,384)      (9,722)

   Retained earnings:
     Beginning of year                                644,009      609,019
     Net earnings                                      34,984       51,865
     Dividends paid                                   (20,766)     (16,875)
                                                    ----------------------
                                                      658,227      644,009

   Less:
     Cost of common shares in treasury                359,723      359,723
     Unearned employee stock
       ownership plan shares                            1,252        2,969
                                                    ----------------------
          Total stockholders' equity                  611,875      620,091
                                                    ----------------------
                                                  $ 1,702,904    1,569,301
                                                    ======================


     See accompanying notes to condensed financial information and notes to consolidated financial statements incorporated herein by reference.

             Condensed Financial Information of Registrant
                                AMERCO
                        Statements of Earnings
                         Years Ended March 31,


                                          1998         1997         1996
                                     ------------------------------------
                                     (in thousands except per share data)

Revenues
--------
   Net interest income from
     subsidiaries                  $     64,751       58,723       63,133
   Other revenue                            -             (1)          (2)
                                     ------------------------------------

   Total revenues                        64,751       58,722       63,131
                                     ------------------------------------

Expenses
--------
   Interest expense                      76,969       72,560       62,583
   Other expenses                         6,040        3,407       13,914
                                     ------------------------------------

   Total expenses                        83,009       75,967       76,497
                                     ------------------------------------

   Operating loss                       (18,258)     (17,245)     (13,366)

   Equity in earnings of
     unconsolidated subsidiaries         89,339       98,895      107,550

   Income tax expense                   (25,615)     (27,466)     (33,790)

   Extraordinary loss on early
     extinguishment of debt, net        (10,482)      (2,319)         -
                                     ------------------------------------


      Net earnings                 $     34,984       51,865       60,394
                                     ====================================

   Earnings from operations
     before extraordinary loss
     on early extinguishment of
     debt                          $       1.28         1.44         1.33
   Extraordinary loss on early
     extinguishment of debt, net          (0.62)       (0.09)         -

                                     ------------------------------------
      Net earnings                 $       0.66         1.35         1.33
                                     ====================================

   Weighted average common
     shares outstanding              21,896,101   25,479,651   35,736,335
                                     ====================================


     See accompanying notes to condensed financial information and notes to consolidated financial statements incorporated herein by reference.

             Condensed Financial Information of Registrant
                                AMERCO
                       Statements of Cash Flows
                         Years Ended March 31,


                                           1998        1997          1996
                                        ----------------------------------
                                                    (in thousands)

Cash flows from operating activities:
Net earnings                          $   34,984      51,865        60,394
  Amortization, net                          270       1,954            34
  Equity in earnings of
    subsidiaries                          56,578      65,392        69,085
  Increase (decrease) in amounts due
    from unconsolidated subsidiaries     (74,909)    192,119         3,195
  Net change in operating assets and
    liabilities                          (69,642)    (63,961)     (121,490)
  Other, net                               1,074      (8,641)       18,485
                                        ----------------------------------

Net cash provided (used) by
  operating activities                   (51,645)    238,728        29,703
                                        ----------------------------------

Cash flows from financing activities:
Net change in short term borrowings      122,500    (347,000)       84,500
Proceeds from notes                      300,000     562,000       140,000
Leveraged Employee Stock Ownership
  Plan-repayments from loan                1,717       1,717         1,717
Principal payments on notes             (314,008)   (229,157)     (106,826)
Debt issuance costs                       (2,664)     (5,612)       (1,027)
Issuance of common stock                     -        73,709           -
Issuance (repurchase) of
  preferred stock                        (25,000)     98,546           -
Preferred stock dividends paid           (20,766)    (16,875)      (12,964)
Treasury Stock purchase, net                 -      (248,605)     (100,657)
Deferred tax-treasury stock                  -       (80,997)      (34,938)
Escrow deposit                               -       (48,234)          -
Extraordinary loss on early
  extinguishment of debt, net            (10,482)     (2,319)          -
                                        ----------------------------------

Net cash provided (used) by
  financing activities                    51,297    (242,827)      (30,195)
                                        ----------------------------------

Increase (decrease) in cash                 (348)     (4,099)         (492)
Cash and cash equivalents
  at beginning of year                     1,388       5,487         5,979
                                        ----------------------------------

Cash and cash equivalents
  at end of year                      $    1,040       1,388         5,487
                                        ==================================


     Income taxes paid in cash amounted to $2,588,000, $4,721,000 and $285,000 for 1998, 1997 and 1996, respectively. Interest paid in cash amounted to $72,337,000, $67,492,000 and $67,150,000 for 1998, 1997
and 1996, respectively.

     See accompanying notes to condensed financial information and notes to consolidated financial statements incorporated herein by reference.

             Condensed Financial Information of Registrant
                                AMERCO
               Notes to Condensed Financial Information
                     March 31, 1998, 1997 and 1996


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

3.   NOTES AND LOANS PAYABLE
     Notes and loans payable consist of the following:

                                                          March 31,
                                                   --------------------
                                                       1998       1997
                                                   --------------------
                                                       (in thousands)
      Medium-term notes payable, unsecured,
         6.71% to 8.08% interest
            rates, due through 2027              $   362,000    387,000
      Notes payable under Bond Backed Asset
         Trust, unsecured, 6.65% to 7.14%
            interest rates, due through 2033         300,000        -
      Notes payable to insurance companies,
         unsecured, 6.43% to 10.27% interest
            rates, due through 2006                      -      226,500
      Notes payable to public,
         unsecured, 7.85% interest
            rate, due through 2004                   175,000    175,000
      Notes payable to banks, unsecured,
         4.81% to 7.54% interest
            rates, due through 2001                      -       62,500
      Other notes payable, unsecured,
         9.50% interest rate,
            due through 2005                              71         79
      Notes payable to banks under
         revolving lines of credit, unsecured,
            5.85% to 5.94% interest rates            180,000     60,000
      Other short-term promissory notes,
            6.31% interest rate                        6,500      4,000
                                                   --------------------
                                                 $ 1,023,571    915,079
                                                   ====================


     For additional information, see Note 5 of Notes to Consolidated Financial Statements.

                                   Schedule V

                      AMERCO AND CONSOLIDATED SUBSIDIARIES
     Supplemental Information (For Property-Casualty Insurance Underwriters)
                  Years ended December 31, 1997, 1996 and 1995




                                   Reserves                                                           Amorti-
                                  for Unpaid                                                          zation      Paid
                                    Claims                                           Claims and         of       Claims
                         Deferred     and                                          Claim Adjustment   Deferred     and
                          Policy     Claim                         Net       Net    Expenses Incurred  Policy    Claim     Net
          Affiliation     Acqui-    Adjust-  Discount             Earned   Invest-    Related to       Acqui-   Adjust-  Premiums
             With        sition      ment    if any,   Unearned  Premiums   ment    Current   Prior    sition      ment   Written
Year      Registrant      Costs    Expenses  Deducted  Premiums    (1)     Income     Year     Year     Costs    Expenses  (2)
----      ----------      -----    --------  --------  --------  --------  ------     ----     ----     -----    -------- -------
                                                             (in thousands)
  98 Consolidated
     property -
     casualty entity  $   7,203     384,816     N/A     45,753   136,106   31,292   132,291   23,192    8,622     118,308 135,782
  97 Consolidated
     property -
     casualty entity      8,622     332,674     N/A     50,699   136,780   30,572   112,394   11,527    9,858     119,674 129,034
  96 Consolidated
     property -
     casualty entity      9,858     341,981     N/A     64,379   128,083   29,906   114,110    8,292    8,973     109,372 125,789








(1) The earned premiums are reported net of intersegment transactions. Earned premiums eliminated in consolidation amount to $19,800,000, $19,725,000 and $12,669,000 for the years ended 1997, 1996 and 1995, respectively.

(2)  The premiums written are reported net of intersegment transactions.
    Premiums written eliminated in consolidation amount to $20,287,000, $15,373,000 and $14,206,000 for the years ended 1997, 1996 and 1995, respectively.

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


Dated:  June 29, 1998

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



    Signature                       Title               Date



/S/ EDWARD J. SHOEN         President of U-Haul     June 29, 1998
--------------------         International, Inc.
Edward J. Shoen              (Principal Executive
                              Officer)


/S/ DONALD W. MURNEY        Principal Financial     June 29, 1998
-------------------------    and Accounting Officer
Donald W. Murney



/S/ JAMES P. SHOEN          Director                June 29, 1998
-------------------------
James P. Shoen



/S/ DAVID SCHMELTZ          Director                June 29, 1998
-------------------------
DAVID SCHMELTZ




/S/ MARK V. SHOEN           Director                June 29, 1998
-------------------------
William E. Carty



/S/ RICHARD J. HERRERA      Director                June 29, 1998
-------------------------
Richard J. Herrera