Form 10-Q
period 1998-06-30
U HAUL INTERNATIONAL INC
filed 1998-08-07
CIK 4458

           UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549

                              FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


            For the quarterly period ended June 30, 1998


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

22,614,087 shares of AMERCO Common Stock, $0.25 par value were outstanding at August 7, 1998.

5,385 shares of U-Haul International, Inc. Common Stock, $0.01 par value, were outstanding at August 7, 1998. U-Haul International, Inc. meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

                          TABLE OF CONTENTS



PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

      a)  Consolidated Balance Sheets as of June 30, 1998,
          March 31, 1998 and June 30, 1997...................     4

      b)  Consolidated Statements of Earnings for the
          Quarters ended June 30, 1998 and 1997..............     6

      c)  Consolidated Statements of Changes in Stockholders'
          Equity for the Quarters ended June 30, 1998
          and 1997...........................................     7

      d)  Consolidated Statements of Cash Flows for the
          Quarters ended June 30, 1998 and 1997..............     8

      f)  Notes to Consolidated Financial Statements -
          June 30, 1998, March 31, 1998 and
          June 30, 1997......................................     9

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations...................  17

PART II.  OTHER INFORMATION

Item 5.   Other Information.....................................  23

Item 6.   Exhibits and Reports on Form 8-K......................  25

                          THIS PAGE LEFT
                       INTENTIONALLY BLANK

                 PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.


              AMERCO AND CONSOLIDATED SUBSIDIARIES

                   Consolidated Balance Sheets


                                            June 30,    March 31,    June 30,
              ASSETS                          1998        1998         1997
                                           ------------------------------------
                                           (unaudited)   (audited)  (unaudited)
                                                     (in thousands)


Cash and cash equivalents                 $   40,728      31,606       33,178
Receivables                                  340,388     317,620      242,214
Inventories                                   72,486      68,887       62,926
Prepaid expenses                              17,330      21,154       19,775
Investments, fixed maturities                891,025     886,873      850,667
Investments, other                           159,018     164,064      150,262
Deferred policy acquisition costs             49,682      44,255       50,924
Other assets                                 102,972     103,062       73,594
                                           ----------------------------------

Property, plant and equipment, at
  cost:
  Land                                       207,982     208,028      210,995
  Buildings and improvements                 835,533     838,419      819,770
  Furniture and equipment                    219,173     214,513      201,911
  Rental trailers and other rental
    equipment                                179,632     179,225      174,373
  Rental trucks                              978,953     939,561    1,051,231
                                           ----------------------------------
                                           2,421,273   2,379,746    2,458,280
  Less accumulated depreciation            1,112,072   1,103,990    1,106,084
                                           ----------------------------------
       Total property, plant and
         equipment                         1,309,201   1,275,756    1,352,196
                                           ----------------------------------








                                         $ 2,982,830   2,913,277    2,835,736
                                           ==================================








The accompanying notes are an integral part of these consolidated financial statements.

                                            June 30,    March 31,    June 30,
LIABILITIES AND STOCKHOLDERS' EQUITY          1998        1998         1997
                                           ----------------------------------
                                           (unaudited)  (audited) (unaudited)
                                                     (in thousands)
Liabilities:
  Accounts payable and accrued
    expenses                             $   125,243     144,201      137,309
  Notes and loans                          1,062,512   1,025,323    1,035,340
  Policy benefits and losses, claims
    and loss expenses payable                586,715     592,642      468,568
  Liabilities from premium deposits          428,100     425,347      429,984
  Cash overdraft                              24,346      21,414       47,942
  Other policyholders' funds and
    liabilities                               38,533      34,911       31,896
  Deferred income                             45,111      45,298       36,317
  Deferred income taxes                       54,045      29,082       28,000
                                           -----------------------------------
Stockholders' equity:
  Serial preferred stock, with or
    without par value, 50,000,000
    shares authorized -
    Series A preferred stock, with no par
     value, 6,100,000 shares authorized,
     issued and outstanding as of June 30,
     1998, March 31, 1998 and June 30, 1997      -           -            -
    Series B preferred stock, with no par
      value, 100,000 shares authorized,
      75,000 shares issued and outstanding
      as of June 30, 1998, March 31, 1998
      and 100,000 issued and
      outstanding as of June 30, 1997            -           -            -
  Serial common stock, with or
      without par value, 150,000,000
      shares authorized -
    Series A common stock of $0.25 par
      value, 10,000,000 shares authorized,
      5,762,495 shares issued as of
      June 30, 1998,  March 31, 1998
      and June 30, 1997                        1,441       1,441        1,441
  Common stock of $0.25 par value,
    150,000,000 shares authorized,
    36,487,505 shares issued as of June 30,
    1998, March 31, 1998  and June 30, 1997    9,122       9,122        9,122
  Additional paid-in capital                 313,444     313,444      337,933
  Accumulated other comprehensive income     (12,873)     (9,384)     (15,797)
  Retained earnings                          684,697     658,227      667,976
                                           ----------------------------------
                                             995,831     972,850    1,000,675
  Less:
    Cost of common shares in treasury,
      (19,635,913 shares as of June 30,
      1998, March 31, 1998 and
      June 30, 1997)                         359,723     359,723      359,723
    Unearned employee stock
      ownership plan shares                   17,883      18,068       20,572
                                           ----------------------------------
         Total stockholders' equity          618,225     595,059      620,380

Contingent liabilities and commitments

                                         $ 2,982,830   2,913,277    2,835,736
                                           ==================================

The accompanying notes are an integral part of these consolidated financial statements.

               AMERCO AND CONSOLIDATED SUBSIDIARIES

                Consolidated Statements of Earnings

                      Quarters ended June 30,
                            (Unaudited)

                                                   1998        1997
                                             -------------------------
                                                (in thousands except
                                             share and per share data)

Revenues
  Rental revenue                            $    281,413     265,146
  Net sales                                       56,313      55,482
  Premiums                                        38,430      35,465
  Net investment income                           13,182      11,555
                                              ----------------------
       Total revenues                            389,338     367,648

Costs and expenses
  Operating expense                              209,536     189,773
  Cost of sales                                   32,695      30,810
  Benefits and losses                             35,580      38,421
  Amortization of deferred acquisition
    costs                                          4,611       3,460
  Lease expense                                   26,962      23,017
  Depreciation, net                               17,573      20,579
                                              ----------------------
Total costs and expenses                         326,957     306,060

Earnings from operations                          62,381      61,588

  Interest expense, net of interest
   income of $3,642 and $3,478 in
   1998 and 1997, respectively                    15,009      17,468
                                              ----------------------

Pretax earnings                                   47,372      44,120
Income tax expense                               (16,142)    (14,922)
                                              ----------------------

       Net earnings                         $     31,230      29,198
                                              ======================

Earnings per common share (both
  basic and diluted):
Net earnings                                $       1.21        1.09
                                              ======================

Weighted average common shares outstanding    21,924,749  21,879,156
                                              ======================

The accompanying notes are an integral part of these consolidated financial statements.

                                                 AMERCO AND CONSOLIDATED SUBSIDIARIES
                                        Consolidated Statements of Changes in Stockholders' Equity
                                               Quarters ended June 30, 1998 and 1997
                                                               (unaudited)
                                                              (in thousands)


                                                                                           Unearned
                                                          Accumulated                      Employee
                              Series A        Additional     Other                          Stock         Total
                               Common  Common  Paid-in   Comprehensive Retained  Treasury   Ownership  Stockholders' Comprehensive
                                Stock   Stock  Capital      Income     Earnings   Stock    Plan Shares    Equity         Income
                             -----------------------------------------------------------------------------------------------------
Balance at March 31, 1998    $  1,441   9,122  313,444      (9,384)    658,227   (359,723)  (18,068)      595,059
Leveraged employee stock
     ownership plan:
      Purchase of shares                                                                         (1)           (1)
      Repayments from loan                                                                      186           186
Preferred stock dividends:
 Series A ($0.53 per share)                                             (3,241)                            (3,241)
 Series B ($20.39 per share)                                            (1,519)                            (1,519)
Comprehensive income:
 Net income                                                             31,230                             31,230        $ 31,230
 Other comprehensive income,
  net of tax:
   Foreign currency
    translation                                             (2,507)                                        (2,507)         (2,507)
   Unrealized loss on
    investments                                               (982)                                          (982)           (982)
                                                                                                                           ------
 Comprehensive income                                                                                                    $ 27,741
                                -----   -----  -------     -------     -------   --------   -------       -------          ======
Balance at June 30, 1998        1,441   9,122  313,444     (12,873)    684,697   (359,723)  (17,883)      618,225
                                =====   =====  =======     =======     =======   ========   =======       =======

Balance at March 31, 1997       1,441   9,122  337,933      (9,722)    644,009   (359,723)  (20,740)      602,320

Leveraged employee stock
 ownership plan:
  Purchase of shares                                                                             (1)           (1)
  Repayments from loan                                                                          169           169
Preferred stock dividends:
 Series A ($0.53 per share)                                             (3,241)                            (3,241)
 Series B ($19.90 per share)                                            (1,990)                            (1,990)
Comprehensive income:
 Net income                                                             29,198                             29,198        $ 29,198
 Other comprehensive income,
  net of tax:
   Foreign currency
    translation                                               (232)                                          (232)           (232)
   Unrealized loss on
    investments                                             (5,843)                                        (5,843)         (5,843)
                                                                                                                           ------
 Comprehensive income                                                                                                    $ 23,123
                                -----   -----  -------     -------     -------   --------   -------       -------          ======
Balance at June 30, 1997        1,441   9,122  337,933     (15,797)    667,976   (359,723)  (20,572)      620,380
                                =====   =====  =======     =======     =======   ========   =======       =======


The accompanying notes are an integral part of these consolidated financial statements.

              AMERCO AND CONSOLIDATED SUBSIDIARIES

              Consolidated Statements of Cash Flows

                      Quarters ended June 30,
                           (Unaudited)
                                                   1998      1997
                                                ------------------
                                                    (in thousands)
Cash flows from operating activities:
  Net earnings                                $   31,230    29,198
    Depreciation and amortization                 23,052    25,435
    Provision for losses on accounts
      receivable                                     918     1,120
    Net (gain) loss on sale of real and
      personal property                             (191)       89
    Gain on sale of investments                     (719)       75
    Changes in policy liabilities and
      accruals                                         8     7,870
    Additions to deferred policy
      acquisition costs                          (10,038)   (3,545)
    Net change in other operating assets
      and liabilities                            (22,289)   19,815
                                                ------------------

Net cash provided by operating activities         21,971    80,057
                                                ------------------

Cash flows from investing activities:
  Purchases of investments:
    Property, plant and equipment                (97,357) (210,431)
    Fixed maturities                             (55,238)  (39,134)
    Private equity investment                        -     (24,500)
    Preferred Stock                               (1,500)     (979)
    Mortgage loans                                  (927)   (6,036)
  Proceeds from sale of investments:
    Property, plant and equipment                 45,684    82,937
    Fixed maturities                              52,980    39,757
    Real estate                                       47       138
    Mortgage loans                                 3,800     6,809
  Changes in other investments                     1,451     1,497
                                                ------------------
Net cash provided (used) by investing
  activities                                     (51,060) (149,942)
                                                ------------------

Cash flows from financing activities:
  Net change in short-term borrowings             38,500    76,000
  Debt issuance costs                                (96)     (439)
  Loan to leveraged Employee Stock
    Ownership Plan                                    (1)       (1)
  Repayments from leveraged Employee Stock
    Ownership Plan                                   186       169
  Principal payments on notes                     (1,311)  (24,210)
  Net change in cash overdraft                     2,932    24,336
  Preferred stock dividends paid                  (4,760)   (5,231)
  Investment contract deposits                    17,903     4,818
  Investment contract withdrawals                (15,142)  (14,131)
                                                ------------------
Net cash provided (used) by
  financing activities                            38,211    61,311
                                                ------------------
Increase (decrease)in cash and
  cash equivalents                                 9,122    (8,574)
Cash and cash equivalents at
  beginning of period                             31,606    41,752
                                                ------------------
Cash and cash equivalents at
  end of period                               $   40,728    33,178
                                                ==================


The accompanying notes are an integral part of these consolidated financial statements.

               AMERCO AND CONSOLIDATED SUBSIDIARIES

            Notes to Consolidated Financial Statements

          June 30, 1998, March 31, 1998 and June 30, 1997
                            (Unaudited)


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

     The consolidated balance sheets as of June 30, 1998 and 1997, and the related consolidated statements of earnings, changes in stockholders' equity and cash flows for the quarters ended June 30, 1998 and 1997 are unaudited; in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items.
Interim  results  are  not  necessarily
indicative of results for a full year.

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

     Basic  earnings  per common share are computed  based  on
the weighted average number of shares outstanding for the period, excluding shares of the employee stock ownership plan that have not been committed to be released. Preferred dividends
include undeclared  or  unpaid  dividends of the Company.   Net
income is reduced for preferred dividends for the purpose of the calculation. The Company does not have any potential common stock that was not included in the calculation of diluted earnings per share because it is antidilutive in the current period. Accordingly, basic and diluted earnings per share are equal.

     Certain reclassifications have been made to the financial statements for the quarter ended June 30, 1997 to conform with the current year's presentation.

               AMERCO AND CONSOLIDATED SUBSIDIARIES

                            (Unaudited)


2.   INVESTMENTS

      A comparison of amortized cost to market for fixed maturities is as follows:

March 31, 1998
--------------       Par Value                 Gross       Gross     Estimated
Consolidated         or number    Amortized  unrealized  unrealized    market
Held-to-Maturity     of shares       cost      gains       losses       value
                     ---------------------------------------------------------
                                            (in thousands)
U.S. treasury
  securities
  and government
  obligations        $  13,415    $  13,241      1,362         -       14,603
U.S. government
  agency mortgage-
  backed securities  $  37,230       37,026        461        (706)    36,781
Obligations of
  states and
  political
  subdivisions       $  27,045       26,896      1,343         -       28,239
Corporate
  securities         $ 152,827      155,883      4,384        (395)   159,872
Mortgage-backed
  securities         $  94,539       93,272      1,704        (429)    94,547
Redeemable preferred
  stocks                 2,828       75,183        991        (108)    76,066
                                    -----------------------------------------

                                    401,501     10,245      (1,638)   410,108
                                    -----------------------------------------

March 31, 1998
--------------                                 Gross       Gross     Estimated
Consolidated                      Amortized  unrealized  unrealized   market
Available-for-Sale   Par Value       cost      gains       losses      value
                     ---------------------------------------------------------
                                            (in thousands)

U.S. treasury
  securities and
  government
  obligations        $  18,205       18,324        978          (5)    19,297
U.S. government
  agency mortgage-
  backed securities  $  34,794       34,252      1,227         (13)    35,466
States,
  municipalities
  and political
  subdivisions       $   8,125        8,551        431         (28)     8,954
Corporate
  securities         $ 341,722      344,564     11,971      (1,674)   354,861
Mortgage-backed
  securities         $  53,993       53,715      1,287         (56)    54,946
Redeemable preferred
  stocks                   591       15,369        645         (14)    16,000
                                    -----------------------------------------

                                    474,775     16,539      (1,790)   489,524
                                    -----------------------------------------

      Total                       $ 876,276     26,784      (3,428)   899,632
                                    =========================================

               AMERCO AND CONSOLIDATED SUBSIDIARIES

                            (Unaudited)


3.   SUMMARIZED  CONSOLIDATED FINANCIAL  INFORMATION  OF
INSURANCE SUBSIDIARIES

       A  summarized consolidated balance sheet for RWIC is presented below:

                                                             March 31,
                                                     ---------------------
                                                          1998       1997
                                                     ---------------------
                                                          (in thousands)

    Investments - fixed maturities                 $   425,133     411,652
    Other investments                                   25,194      22,122
    Receivables                                        137,311     114,790
    Deferred policy acquisition costs                    7,203       9,778
    Due from affiliate                                  34,304      22,352
    Deferred federal income taxes                       16,724      14,751
    Other assets                                         8,205       9,095
                                                     ---------------------

         Total assets                              $   654,074     604,540
                                                     =====================

    Policy liabilities and accruals                $   380,573     336,969
    Unearned premiums                                   44,767      48,823
    Other policyholders' funds and liabilities          31,937      25,721
                                                     ---------------------
         Total liabilities                             457,277     411,513

    Stockholder's equity                               196,797     193,027
                                                     ---------------------

              Total liabilities and
                stockholder's equity               $   654,074     604,540
                                                     =====================


     A   summarized  consolidated  income  statement  for  RWIC  is presented below:

                                                    Quarter ended March 31,
                                                    -----------------------
                                                         1998        1997
                                                    -----------------------
                                                          (in thousands)

    Premiums                                       $    22,727      34,482
    Net investment income                                8,237       7,282
                                                     ---------------------
         Total revenue                                  30,964      41,764

    Benefits and losses                                 24,456      31,880
    Amortization of deferred policy
      acquisition costs                                  1,801       2,155
    Other expenses                                       2,484       2,706
                                                     ---------------------
         Income from operations                          2,223       5,023
    Federal income tax expense                            (625)     (1,550)
                                                     ---------------------

    Net income                                     $     1,598       3,473
                                                     =====================

               AMERCO AND CONSOLIDATED SUBSIDIARIES

                            (Unaudited)


3. SUMMARIZED CONSOLIDATED FINANCIAL INFORMATION OF INSURANCE SUBSIDIARIES, continued

     A summarized consolidated balance sheet for Oxford is presented below:

                                                             March 31,
                                                     ---------------------
                                                         1998        1997
                                                     ---------------------
                                                          (in thousands)

    Investments - fixed maturities                 $   465,892     439,015
    Other investments                                  112,446     105,911
    Receivables                                         54,524      12,349
    Deferred policy acquisition costs                   42,479      41,146
    Due from affiliate                                     506         507
    Other assets                                        30,938       2,928
                                                       -------------------

         Total assets                              $   706,785     601,856
                                                       ===================

    Policy liabilities and accruals                $   161,375      82,776
    Premium deposits                                   428,100     429,984
    Other policyholders' funds and liabilities          18,521       6,587
    Deferred taxes                                      11,256       8,856
                                                       -------------------
         Total liabilities                             619,252     528,203

    Stockholder's equity                                87,533      73,653
                                                       -------------------

              Total liabilities and
                stockholder's equity               $   706,785     601,856
                                                       ===================

     A summarized consolidated income statement for Oxford is presented below:

                                                    Quarter ended March 31,
                                                    -----------------------
                                                         1998        1997
                                                    -----------------------
                                                          (in thousands)

    Premiums                                       $    16,018       5,943
    Net investment income                                4,395       4,388
                                                      --------------------
         Total revenue                                  20,413      10,331

    Benefits and losses                                 11,124       6,541
    Amortization of deferred policy
      acquisition costs                                  2,810       1,305
    Other expenses                                       2,698         434
                                                      --------------------
         Income from operations                          3,781       2,051
    Federal income tax expense                          (1,262)       (604)
                                                      --------------------

    Net income                                     $     2,519       1,447
                                                      ====================


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

               AMERCO AND CONSOLIDATED SUBSIDIARIES

                            (Unaudited)


4.   CONTINGENT LIABILITIES AND COMMITMENTS

       During the three months ended June 30, 1998, a subsidiary of U-Haul entered into three transactions, and has subsequently entered into three additional transactions, whereby the Company sold rental trucks  and  subsequently leased back.  The Company has  guaranteed $5,522,000  of residual values at June 30, 1998, and an  additional $4,203,000 of residual values subsequent to
June 30, 1998 for these assets  at  the  end  of the respective
lease terms.   U-Haul  also subsequently entered into one
transaction, whereby the Company sold and subsequently leased back computer equipment.  Following are the lease  commitments for the leases executed during the three months ended June 30, 1998, and subsequently which have a term of more than one year
(in thousands):
                                              Net activity
             Year ended           Lease       subsequent to
              March 31,        Commitments     quarter end      Total
           ----------------------------------------------------------
             1999              $   3,115          2,053         5,168
             2000                  3,886          2,996         6,882
             2001                  3,886          2,996         6,882
             2002                  3,886          2,996         6,882
             2003                  3,886          2,996         6,882
             Thereafter            8,546          6,934        15,480
                                 ------------------------------------
                               $  27,205         20,971        48,176
                                 ====================================



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


5.   SUPPLEMENTAL CASH FLOWS INFORMATION

       The (increase) decrease in receivables, inventories and accounts payable and accrued liabilities net of other operating and investing activities follows:

                                            Quarters ended June 30,
                                            -----------------------
                                               1998          1997
                                            -----------------------
                                                (in thousands)

        Receivables                       $  (24,243)       (9,049)
                                            ======================

        Inventories                       $   (3,599)        2,868
                                            ======================

        Accounts payable and
          accrued liabilities             $  (30,210)        6,744
                                            ======================

     There were no income taxes paid in cash for the quarters ended June 30, 1998 and 1997.

     Interest paid in cash amounted to $20,282,000 and $17,395,000 for the quarters ended June 30, 1998 and 1997, respectively.

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

     The  following table reflects the calculation of the
earnings per share:
                                        Quarters ended June 30,
                                       ------------------------
                                           1998          1997
                                       ------------------------
                                         (in thousands except
                                       share and per share data)
     Earnings from operations     $       31,230        29,198
     Less dividends
       on preferred shares                 4,744         5,255
                                       -----------------------
     Net earnings for per
       share calculation          $       26,486        23,943
                                       =======================

     Earnings per common share    $         1.21          1.09
                                       =======================

     Weighted average common
       shares outstanding              21,924,749   21,879,156
                                       =======================


7.  RELATED PARTIES

      During the three months ended June 30, 1998, a subsidiary held various senior and junior notes with SAC Holding corporation and its subsidiaries (SAC Holdings). The voting common stock of SAC Holdings is held by Mark V. Shoen, a major stockholder of the Company.

     The   Company's  subsidiary  received  interest  payments   of
$1,794,000 from SAC Holdings during the quarter.

     The Company currently manages the properties owned by SAC Holdings pursuant to a management agreement, under which the Company receives a management fee equal to 6% of the
gross receipts from  the  properties.   The Company received
management fees of $520,000 during the three months ended June 30, 1998. The management fee percentage is consistent with the fees received by the Company for other properties managed by the Company.


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

              AMERCO AND CONSOLIDATED SUBSIDIARIES

                            (Unaudited)


8.  NEW ACCOUNTING STANDARDS, continued

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
1998
----
Revenues:
Outside          $  338,276     30,935     20,127          -         389,338
 Intersegment           -           29        286         (315)          -
                  ----------------------------------------------------------
 Total revenue   $  338,276     30,964     20,413         (315)      389,338
 Depreciation/
   amortization  $   17,755      2,024      3,273          -          23,052
Interest expense,
  net of interest
  income
  of  $3,642     $   15,009        -          -            -          15,009
Pretax earnings  $   41,368      2,223      3,781          -          47,372
Income tax       $   14,255        625      1,262          -          16,142
Identifiable
  assets         $1,958,341    654,074    706,785     (336,370)    2,982,830

1997
----
Revenues:
 Outside         $  320,513     37,098     10,037          -         367,648
 Intersegment           -        4,666        294       (4,960)          -
                  ----------------------------------------------------------
 Total revenue   $  320,513     41,764     10,331       (4,960)      367,648
 Depreciation/
  amortization   $   21,474      2,650      1,311          -          25,435
Interest expense,
  net of interest
  income
  of $3,478      $   17,468        -          -            -          17,468
Pretax earnings  $   37,046      2,051      5,023          -          44,120
Income tax       $   12,768      1,550        604          -          14,922
Identifiable
 assets          $1,933,630    604,540    601,856     (304,290)    2,835,736

               AMERCO AND CONSOLIDATED SUBSIDIARIES

                            (Unaudited)

9.  INDUSTRY SEGMENT AND GEOGRAPHIC AREA DATA, continued

Geographic Area Data -             United States    Canada    Consolidated
                                   ---------------------------------------
  (All amounts are in U.S. $'s)                 (in thousands)
1998
----
Total revenues                      $   379,912       9,426       389,338
Depreciation/amortization           $    22,112         940        23,052
Interest expense, net               $    15,077         (68)       15,009
Income tax                          $    16,142         -          16,142
Identifiable assets                 $ 2,930,942      51,888     2,982,830

1997
----
Total revenues                      $   338,828      28,820       367,648
Depreciation/amortization           $    22,991       2,444        25,435
Interest expense, net               $    17,579        (111)       17,468
Income tax                          $    14,922         -          14,922
Identifiable assets                 $ 2,785,311      50,425     2,835,736


10.  SUBSEQUENT EVENTS

      On July 13, 1998, the Company declared a cash dividend of $3,241,000 ($0.53125 per preferred share) to preferred stockholders of record as of August 14, 1998.

      In July 1998, the Company paid a cash dividend of $232,000 to the Series B preferred stockholder. The Company also redeemed
25,000 shares of its Series B Preferred Stock for $25,000,000 in
July, 1998.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

GENERAL
      Information on industry segments is incorporated by reference from "Item 1. Financial Statements - Notes 1, 3 and 9 of Notes to Consolidated Financial Statements". The notes discuss the principles of consolidation, summarized consolidated financial information and industry segment and geographical area data, respectively. In consolidation, all intersegment premiums are eliminated and the benefits, losses and expenses are retained by the insurance companies.


RESULTS OF OPERATIONS

QUARTER ENDED JUNE 30, 1998 VERSUS QUARTER ENDED JUNE 30, 1997

Moving and Storage Operations
      Revenues consist of rental revenues and net sales.

      Total  rental  revenues increased by $16.3 million,  6.1%, to $281.4  million  during  the first quarter  of  fiscal  1999.
Net revenues  from the rental of moving related equipment
increased by $15.0 million primarily due to an increase in truck rental revenue. The growth in truck rental revenue reflects higher utilization, increased  inventory  levels and a slight  increase
in  gross  per transaction.   Storage  revenues increased 6.5%
due to increased occupancy of existing rooms and an increase in additional rentable square footage.

      Net sales revenues were $56.3 million in the first quarter of fiscal 1999, which represents a 1.5% increase as compared to the first quarter of fiscal 1998 net sales of $55.5 million. A 7.0% increase in revenue from the sale of moving support items (i.e. boxes, etc.) led to the improvement during the quarter.

      Cost of sales was $32.7 million for the first quarter of fiscal 1999, which represents an increase of 6.2% from
$30.8 million  for  the  first quarter of fiscal 1998.   Higher
material costs associated with higher sales of moving support items was the major contributing factor towards the increase.

      Operating expenses increased to $204.7 million in the first quarter of fiscal 1999 from $191.6 million in the first quarter of fiscal 1998, an increase of $13.1 million. Higher rental equipment maintenance expenditures are due to an increase in fleet size and transaction levels. Equipment maintenance expenditures are within the planned target range for fiscal 1999.

      Lease expense increased to $27.0 million in the first quarter of fiscal 1999 from $23.0 million in the first quarter of fiscal 1998 reflecting an increase in the number of leased rental vehicles plus a shift towards a higher number of leased rental vehicles versus owned rental vehicles.

      Net depreciation expense was $17.6 million for the first quarter of fiscal 1999, as compared to $20.6 million during the comparable period of the fiscal 1998. The decrease is primarily related to non-rental equipment and support rental items (SRI).

Property and Casualty
      RWIC  gross premium writings for the quarter ended March
31, 1998  were $26.1 million as compared to $33.1 million in the
first quarter  of  1997.   A  decrease in premium  writings  with
U-Haul resulted  in the rental industry share of total premiums declining to  17.4% for the quarter ending March 31, 1998 from
38.1%  in  the first   quarter  1997.   These  writings  include
U-Haul,   U-Haul customers and fleetowners as well as other
rental industry insureds with   similar   characteristics.   RWIC
underwrites  professional reinsurance via broker markets and premiums in this area  increased during  the first quarter of
1998 to 49.7% of total gross premiums, from  comparable 1997 figures of 44.5%.  RWIC continues its  direct multiple  peril coverage  of  various  commercial  properties  and businesses  in
1998.  These premiums accounted for 19.4%  of  total gross
premiums during first quarter 1998, as compared to 13.3%  in
1997.   Premiums  in selected general agency lines increased  to
a 13.5% share of written premiums in 1998 as compared to a 4.1% share in 1997. This increase can be attributed to increased writing of excess workers compensation business.

      Net earned premiums decreased to $22.7 million for the quarter ended March 31, 1998, compared with $34.5 million for the quarter ended March 31, 1997. The premium decrease resulted from the UHaul Liability programs in the rental industry market which decreased $12.6 million from $18.3 million at March 31, 1997. An additional $0.3 million decrease is due to the general agency lines program which consisted of $1.6 million and $1.9 million for the quarter ended March 31, 1998 and March 31, 1997 respectively. Offsetting this decrease was the net earned premiums increase in the direct multiple peril segment to $4.9 million compared to $3.7 million for the quarter ended March 31, 1997. The assumed treaty reinsurance program's writings were consistent with March 31, 1997 at $10.5 million.

      Net investment income was $8.2 million for the quarter ended March 31, 1998, an increase of 12.3% over 1997 net investment income of $7.3 million.

      Underwriting expenses incurred were $28.7 million for the quarter ended March 31, 1998, a decrease of $8.0 million, or
21.8% from  1997.   The  losses  and  loss adjustment  expenses
incurred decrease of $9.2 million resulted from the return premium mentioned earlier and corresponds to the decrease in liabilities for unpaid claims due to estimated future losses for current  and  prior policies  on  the  rental industry and
assumed  treaty  reinsurance programs.   Approximately  $2.0
million of the increase in net commissions is due to the American Bonding program. At March 31, 1998 the balance no longer includes a $2.0 million allowance for doubtful accounts which was expensed as an audited statutory adjustment in19
96. All other underwriting expenses decreased in the aggregate by $0.8 million.

      RWIC completed the first quarter of 1998 with income before tax expense of $2.2 million as compared to $5.0 million for the comparable period ended March 31, 1997. This represents a decrease of $2.8 million, or 56.0% over 1997. Decreased net earned premiums for the quarter were the primary cause.

Life Insurance
      Premiums from Oxford's reinsurance lines before intercompany eliminations were $5.5 million for the quarter ended March 31, 1998, an increase of $1.6 million or approximately 41% over 1997 and accounted for 34.3% of Oxford's premiums in 1998.
These premiums are primarily from term life insurance and deferred annuity contracts that have matured. Increases in premiums are primarily due to increased annuitizations.

      Premiums from Oxford's direct lines before intercompany eliminations were $1.8 million for the quarter ended March 31, 1998, a decrease of $0.2 million or 10.0% from the prior year. This decrease in direct premium is primarily attributable to credit life and disability. Oxford's direct business related to group life and disability coverage issued to employees of the Company for the quarter ended March 31, 1998 accounted for approximately 3.8% of premiums. Other direct lines, including credit life and health business, accounted for approximately 7.5% of Oxford's premiums in 1998. Premiums from Oxford's subsidiaries, North American Insurance Company and Safe Mate Life Insurance Company were $8.7 million and accounted for 54.4% of premiums for the quarter ended March 31, 1998.

      Net investment income before intercompany eliminations was $4.4 million for the quarters ended March 31, 1998 and1997.

      Benefits and expenses incurred were $17.7 million for the quarter ended March 31, 1998. Oxford's benefits and expenses were $9.9 million, an increase of 10% over 1997. Comparable benefits and expenses incurred for 1997 were $9.0 million. This increase is primarily due to an increase in general expenses and amortization of deferred acquisition costs. Benefits and expenses related to Oxford's subsidiaries were $7.8 million for the quarter ended March 31, 1998.

      Operating   profit   before  tax  and  before intercompany
elimination increased by $1.7 million or approximately 81.0% in 1998 to $3.8 million, primarily due to the acquisition of North American Insurance Company and Safe Mate Life Insurance Company.

Interest Expense
      Net interest expense declined to $15.0 million for the first quarter of fiscal 1999, as compared to $17.5 million for the first quarter of fiscal 1998. The decrease can be attributed to a reduction in the average cost of debt due to the Company's debt restructuring completed in fiscal 1998's second and third quarters.

Consolidated Group
      As a result of the foregoing, pretax earnings of $47.4 million were realized in the first quarter of fiscal l999, as compared to $44.1 million for the first quarter of fiscal
1998.   After providing  for income taxes, net earnings for the
first quarter of fiscal 1999 were $31.2 million, as compared to $29.2 million for the first quarter of fiscal 1998.

QUARTERLY RESULTS

      The following table presents unaudited quarterly results for the nine quarters in the period beginning April 1, 1996 and ending June 30, 1998. The Company believes that all necessary adjustments have been included in the amounts stated below to present fairly, and in accordance with generally accepted accounting principles, the selected quarterly information when read in conjunction with the consolidated financial statements
incorporated  herein   by reference. The Company's U-Haul rental
operations are seasonal  and proportionally more of
the Company's revenues and net earnings from its U-Haul rental operations are generated in the first and second quarters of
each  fiscal  year (April  through  September).   The operating
results for the periods presented are not necessarily indicative of results for any future period (in thousands except for per share data).

                                Quarter Ended
                                -------------
                                   Jun 30
                                     1998
                                -------------
Total revenues                $    389,338
Net earnings                        31,230
Weighted average common
  shares outstanding (4)        21,924,749
Net earnings
  per common share (both basic
  and diluted) (1)                    1.21

                                           Quarter Ended
                                ----------------------------------------------
                                   Jun 30      Sep 30      Dec 31      Mar 31
                                     1997        1997        1997        1998
                                ----------------------------------------------
Total revenues                 $   372,021     416,771    322,543      298,607
Earnings from operations
  before extraordinary loss
  on early extinguishment
  of debt (6) (7)                   29,198      39,032     (5,390)     (14,184)
Net earnings (loss) (3) (6) (7)     29,198      34,894    (15,236)     (13,872)
Weighted average common
  shares outstanding (4)        21,879,156  21,890,072 21,901,521   21,913,654
Earnings (loss) from operations
  before extraordinary loss
  on early extinguishment
  of debt per common
  share (2) (6) (7)                   1.09        1.54      (0.49)       (0.85)
Net earnings (loss) per
  common share (both basic
  and diluted) (1) (2) (4)
  (6) (7)                             1.09        1.35      (0.94)       (0.84)

                                            Quarter Ended
                                ----------------------------------------------
                                   Jun 30      Sep 30      Dec 31      Mar 31
                                     1996        1996        1996        1997
                                ----------------------------------------------
Total revenues                 $   361,053     398,449    316,892      283,381
Earnings from operations
  before extraordinary loss
  on early extinguishment
  of debt (5)                       40,005      39,741     (9,538)     (16,024)
Net earnings (loss) (5)             40,005      37,737     (9,853)     (16,024)
Weighted average common
shares outstanding (4)          32,015,301  27,675,192 20,359,873   21,868,241
Earnings (loss) from operations
  before extraordinary loss
  on early extinguishment
  of debt per common share
  (1) (4) (5)                         1.15        1.29     (0.72)        (0.97)
Net earnings (loss) per
  common share (both basic
  and diluted) (1) (4) (5)            1.15        1.22     (0.74)        (0.97)

_______________
(1) Net earnings (loss) per common share amounts were computed after giving effect to the dividends on the Company's Preferred Stock.

(2) Reflects the adoption of Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" during the fourth quarter of fiscal 1998.

(3) Reflects the change in estimated residual values during the fourth quarter of fiscal 1998.

(4) Reflects the acquisition of treasury shares acquired pursuant to the Shoen Litigation as discussed in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Stockholder Litigation" of the Company's Form 10-K for the year ended March 31, 1998.

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

LIQUIDITY AND CAPITAL RESOURCES

Moving and Storage Operations
      To meet the needs of its customers, U-Haul must maintain a large inventory of fixed asset rental items. At June 30, 1998, net property, plant and equipment represented approximately 66.9% of total U-Haul assets and approximately 43.9% of consolidated assets. In the first quarter of fiscal 1998, capital expenditures were $97.4 million, as compared to $210.4 million in the first quarter of fiscal 1998, reflecting
expansion of the rental truck fleet and real      property
acquisitions.  These acquisitions were  funded  with
internally  generated  funds  from  operations,  debt   and
lease financings.

      Cash flows provided by operating activities were $31.4 million in the first quarter of fiscal 1999, as compared to $67.5 million in the first quarter of fiscal 1998. The decrease results from an increase in receivables and a decrease in accounts payable and accrued expenses.

Property and Casualty
      Cash flows provided (used) by operating activities were $(13.1) million and $1.5 million for the quarters ended
March 31, 1998 and March 31, 1997, respectively. The change resulted mainly from increases in due from affiliates, paid losses recoverable and decreased loss and expense reserves and a smaller unearned premium decrease compared to the quarter ended March 31, 1997. Offsetting this cash decrease was a decrease in accounts receivable and an increase in other liabilities.

      RWIC's cash and cash equivalents and short-term investment portfolio were $5.3 million and $6.2 million at March 31, 1998 and March 31, 1997, respectively. This balance reflects funds in transition from maturity proceeds to long-term investments. This level of liquid assets, combined with budgeted cash flow, is adequate to meet periodic needs. Capital and operating budgets allow RWIC to schedule cash needs in accordance with investment and underwriting proceeds.

      RWIC maintains a diversified securities investment
portfolio, primarily  in  bonds at varying maturity levels with
94.7%  of  the fixed-income securities consisting of investment grade securities. The maturity distribution is designed to provide sufficient liquidity to meet future cash needs. Current liquidity remains strong, with current invested assets equal to 98.8%
of  total liabilities.

      Stockholder's  equity  increased  $3.8  million  from
$193.0 million  at  March  31,  1997 to $196.8 at March  31,
1998.     RWIC considers  current shareholder's equity to be adequate to support future growth and absorb unforeseen risk events. RWIC does not use debt or equity issues to increase capital and therefore has no exposure to capital market conditions.

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

      Cash flows provided by operating activities were $3.7
million and  $11.0 million for the quarters ended March 31, 1998
and  1997, respectively.   Cash flows provided (used) by
financing  activities were  $2.8 million and $(9.3) million for the quarters ended  March 31,  1998 and 1997, respectively.  Cash flows from deferred annuity sales  increase investment contract deposits which are a  component of financing  activities,  as  well as  the  purchase  of  fixed maturities,  which  are  a component of
investing  activities.   In addition to cash flows from operating and
financing activities, a substantial amount of liquid funds is available
through Oxford's short-term  portfolio.   At  March 31, 1998  and  1997,
short-term investments amounted to $21.8 million and $6.5 million,
respectively.   Management believes that  the  overall  sources
of liquidity will continue to meet foreseeable cash needs.

      Stockholder's equity of Oxford increased to $87.5 million in 1998 from $73.7 million in 1997 primarily as a result of earnings from operations.

      Applicable  laws  and  regulations of the  State  of
Arizona require  the  Company's insurance subsidiaries to
maintain  minimum capital and surplus  determined  in  accordance with statutory accounting practices.  With respect to Oxford, the amount is $0.4 million. In addition, the amount of dividends that can be paid to shareholders by insurance companies domiciled in the
State  of Arizona  is limited.  Any dividend in excess of the limit requires prior regulatory approval.  Statutory surplus which can be distributed  as  dividends  without regulatory  approval  was
$4.6 million during  the  quarter  ended  March  31,   1998.
These restrictions are not expected to have a material adverse effect on the ability of the Company to meet its cash obligations.

Consolidated Group
      During  each of the fiscal years ending March 31,  1999,
2000 and 2001, U-Haul estimates gross capital expenditures will average approximately $325 million primarily reflecting
rental fleet rotation.   This  level of capital expenditures, combined
with an average of approximately $30-$115 million in annual long-term debt maturities during this same period, are expected to create annual average funding needs of approximately $325-375 million. Management estimates that U-Haul will fund 100% of these requirements with internally generated funds, including proceeds from the disposition of older trucks and other asset sales.

Credit Agreements
      The  Company's  operations are funded by  various  credit
and financing  arrangements, including unsecured long-term
borrowings, unsecured medium-term notes and revolving lines of credit with domestic and foreign banks. Principally to finance its fleet of trucks  and  trailers, the Company routinely enters into  sale
and leaseback transactions.   As of June 30,  1998, the Company had
$1,062.5 million in total notes and loans payable outstanding, as compared with $1,025.3 million at March 31, 1998, and $1,035.3 million at June 30, 1997. Unutilized committed lines of credit are $175.0 million at June 30, 1998.

      Certain of the Company's credit agreements contain restrictive financial and other covenants, including, among others, covenants with respect to incurring additional indebtedness, maintaining certain financial ratios and placing certain additional liens on its properties and assets. At June 30, 1998, the Company was in compliance with these covenants.

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

      The Company's date critical functions related to the Year 2000 and beyond, such as rental transaction processing and financial systems, may be adversely affected unless these computer systems are or become Year 2000 compliant. The Company has been replacing, upgrading or modifying key financial systems in the normal course of business. The Company is utilizing both internal and external resources to identify, correct, reprogram and test its systems for Year 2000 compliance. The Company has completed the assessment phase and has started the conversion and testing phase. In particular, the Company has an outside consulting firm on-site currently making the necessary modifications to existing systems.

      The Company is also reviewing its non-information technology items for Year 2000 compliance, such as rental vehicles, storage facilities security systems and manufacturing functions.

      The Company expects to be fully Year 2000 compliant by
March 1999  at an estimated cost of approximately $2.0 million, of  which $0.6 million has been incurred through June 30, 1998.
Although the Company  believes it will achieve compliance on a timely basis and does not anticipate incurring material costs beyond the estimated $2.0 million, no assurance can be given that the Company's computer systems will be Year 2000 compliant by March 1999 or otherwise in a timely  manner  or  that  the Company will  not incur  significant additional costs pursuing Year 2000
compliance.  If the appropriate modifications  are  not  made, or are not  timely,  the  Year  2000 problem  may  have  a  material adverse effect on the Company. Furthermore, even if the Company's systems will be Year 2000 compliant, there can be no assurance the Company will not be adversely affected by the failure of others to
become Year 2000 compliant.   For  example, the Company may be affected
by, among other things, the failure of inventory suppliers, credit card processors, security companies or other vendors and service providers to become Year 2000 compliant. The Company has started communication with its major third party business partners to determine the efforts being made on their part for compliance. The Company is in the process of developing a contingency plan to be used, if in the worst case scenario, a third party is not Year
2000 compliant.

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


                   PART II.  OTHER INFORMATION

ITEM 5.  OTHER INFORMATION.

      On  July  13,  1998,  the Board of Directors  of  AMERCO
(the "Company") declared a dividend of one preferred share purchase right (a "Right") for each outstanding share of Common
Stock, par value $0.25 per share, and Serial Common Stock, par value $0.25 per share, of the Company (collectively, the "Common Stock"). The dividend distribution is payable on August 17, 1998 (the "Record Date") to the stockholders of record on that date. Each Right entitles the registered holder to purchase from the Company one onehundredth of a share of Series C Junior
Participating  Preferred Stock,  no  par  value  per share (the
"Preferred Stock") of the Company at a price of $132.00 per one one-hundredth of a share of Preferred Stock (the "Purchase Price"), subject to adjustment. The description and terms of the Rights are set forth in a Rights Agreement dated as of August 7, 1998, as the same may be amended from time to time (the "Rights Agreement"), between the Company and CHASEMELLON SHAREHOLDER SERVICES, L.L.C., as
Rights  Agent  (the "Rights Agent").

     Until the earlier to occur of (i) the close of business on the tenth business day following the date of public announcement or the date on which the Company first has notice or determines that a person or group of affiliated or associated persons
(other than the Company, any subsidiary of the Company or any employee benefit plan of the Company, or certain "grandfathered persons" described below) (an "Acquiring Person") has acquired, or obtained the right to acquire, 10% or more of the outstanding shares of voting stock of the Company without the prior express written consent of the Company executed on behalf of the Company by a duly authorized officer of the Company following express approval by action of at least a majority of the members of the Board of Directors then in office (the "Stock Acquisition Date") or (ii) the close of business on the tenth business day (or such later date as may be determined by action of the Board of Directors but not later than the Stock Acquisition Date) following the commencement of a tender offer or exchange offer, without the prior written consent of the Company, by a person (other than the Company, any subsidiary of the Company or an employee benefit plan of the Company) which, upon consummation, would result in such party's control of 10% or more of the Company's voting stock (the earlier of the dates in clause (i) or (ii) above being called the "Distribution Date"), the Rights will be evidenced, with respect to any of the Common
Stock certificates outstanding as of the Record Date, by such Common Stock certificates. A "grandfathered person" is a person who, as of August 7, 1998, together with all affiliates and associates, was the beneficial owner of more than 10% of the outstanding shares of voting stock of the Company; provided, that such person together with all affiliates and associates does not increase its or their percentage ownership of the outstanding shares of voting stock of the Company by more than one (1) percentage point without the prior express written consent of the Company.

     The  Rights  Agreement provides that, until  the
Distribution Date (or earlier redemption or expiration of the Rights), the Rights will be transferred with and only with the Company's Common Stock. Until the Distribution Date (or earlier redemption, exchange or expiration of the Rights), new Common Stock certificates issued after the Record Date upon transfer or new issuances of Common Stock will contain a notation
incorporating the Rights Agreement by reference. Until the Distribution Date (or earlier redemption, exchange or expiration of the Rights), the surrender for transfer of any certificates for shares of Common Stock outstanding as of the Record Date, even without such notation or a copy of this Summary of Rights, will also constitute the transfer of the Rights associated with the Common Stock represented by such
certificate.   As  soon  as  practicable  following  the
Distribution Date, separate certificates evidencing the Rights ("Right Certificates") will be mailed to holders of record of the Common Stock as of the close of business on the Distribution Date and such separate certificates alone will then evidence the Rights.

     The Rights are not exercisable until the Distribution Date. The Rights will expire, if not previously exercised, on August 7, 2008 (the "Final Expiration Date"), unless the Final Expiration Date is extended or unless the Rights are earlier redeemed or exchanged by the Company.

     The Purchase Price payable, and the number of shares of Preferred Stock or other securities or property issuable, upon exercise of the Rights are subject to adjustment from time to time to prevent dilution (i) in the event of a stock dividend on, or a subdivision, combination or reclassification of the Preferred Stock, (ii) upon the grant to holders of the Preferred Stock of certain rights or warrants to subscribe for or purchase Preferred Stock at a price, or securities convertible into Preferred Stock with a conversion price, less than the then-current market price of the Preferred Stock or (iii) upon the distribution to holders of the Preferred Stock of evidences of indebtedness or assets
(excluding regular periodic cash dividends or dividends payable in Preferred Stock) or of subscription rights or warrants (other than those referred to above).

     The number of outstanding Rights and the number of one onehundredths of a share of Preferred Stock issuable upon exercise of each Right are also subject to adjustment in the event of a stock split of the Common Stock or a stock dividend on the Common Stock payable in shares of Common Stock or subdivisions, consolidations or combinations of the Common Stock occurring, in any such case, prior to the Distribution Date.

     Shares of Preferred Stock purchasable upon exercise of the Rights will not be redeemable and junior to any other series of preferred stock the Company may issue (unless otherwise provided in the terms of such stock). Each share of Preferred Stock will have a preferential dividend in an amount equal to 100 times any dividend declared on each share of Common Stock. In the event of liquidation, the holders of the Preferred Stock will receive a preferred liquidation payment of equal to the greater of $100 and 100 times the payment made per share of Common Stock. Each share of Preferred Stock will have 100 votes, voting together with the Common Stock. In the event of any merger, consolidation or other transaction in which shares of Common Stock are converted or exchanged, each share of Preferred Stock will be entitled to receive
100 times the amount and type of consideration received per share of Common Stock. The rights of the Preferred Stock as to dividends, liquidation and voting, and in the event of mergers and consolidations, are protected by customary antidilution provisions.

     Because of the nature of the Preferred Stock's dividend, liquidation and voting rights, the value of the one one-hundredth interest in a share of Preferred Stock purchasable upon exercise of each Right should approximate the value of one share of Common Stock.

     If any person or group (other than the Company, any subsidiary of the Company or any employee benefit plan of the Company or certain grandfathered persons) acquires 10% or more of the Company's outstanding voting stock without the prior written consent of the Board of Directors, each Right, except those held by such persons, would entitle each holder of a Right to acquire such number of shares of the Company's Common Stock as shall equal the result obtained by multiplying the then current Purchase Price by the number of one one-hundredths of a share of Preferred Stock for which a Right is then exercisable and dividing that product by 50% of the then current per-share market price of Company Common Stock.

     If any person or group (other than the Company, any subsidiary of the Company or any employee benefit plan of the Company or certain grandfathered persons) acquires more than 10% but less than 50% of the outstanding Company Common Stock without prior written consent of the Board of Directors, each Right, except those held by such persons, may be exchanged by the Board of Directors for one share of Company Common Stock.

     If the Company were acquired in a merger or other business combination transaction where the Company is not the surviving corporation or where Company Common Stock is exchanged or changed or 50% or more of the Company's assets or earnings power is sold in one or several transactions without the prior written consent of the Board of Directors, each Right would entitle the holders thereof (except for the Acquiring Person) to receive such number of shares of the acquiring company's common stock as shall be equal to the result obtained by multiplying the then current Purchase Price by the number one one-hundredths of a share of Preferred Stock for which a Right is then exercisable and dividing that product by 50% of the then current market price per share of the common stock of the acquiring company on the date of such merger or other business combination transaction.

     With certain exceptions, no adjustment in the Purchase Price will be required until cumulative adjustments require an adjustment of at least 1% in such Purchase Price. No fractional shares of Preferred Stock will be issued (other than fractions which are integral multiples of one one-hundredth of a share of Preferred Stock, which may, at the election of the Company, be evidenced by depositary receipts), and in lieu thereof an adjustment in cash will be made based on the market price of the Preferred Stock on the last trading day prior to the date of exercise.

     At  any  time  prior to the time an Acquiring  Person
becomes such,  the  Board of directors may redeem the Rights in whole,  but not  in  part,  at  a  price of $0.01 per  Right
(the  "Redemption Price").   The  redemption of the Rights may be
made effective at such time, on such basis and with such conditions as the Board of Directors in its sole discretion may establish. Immediately upon any redemption of the Rights, the right to exercise the Rights will terminate and the only right of the holders of Rights will be to receive the Redemption Price.

     The terms of the Rights may be amended by the Board of Directors of the Company without the consent of the holders of the Rights, except that from and after such time as any person or group of affiliated or associated persons becomes an Acquiring Person no such amendment may adversely affect the interests of the holders of the Rights.

     Until a Right is exercised, the holder thereof, as such, will have no rights as a stockholder of the Company, including, without limitation, the right to vote or to receive dividends.

     The form of Rights Agreement between the Company and the Rights Agent specifying the terms of the Rights, which includes as Exhibit B thereto the form of Right Certificate, is attached hereto as Exhibit 4 and is incorporated herein by
reference.   The foregoing description of the Rights does not
purport to be complete and is qualified in its entirety by reference to the form of Rights Agreement (and the exhibits thereto) attached hereto.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

 a. Exhibits

     Exhibit No.              Description
     -----------              -----------
         3.1     Restated Articles of Incorporation (1)
         3.2     Restated By-Laws of AMERCO as of August 27, 1997 (2)
         4       Rights Agreement, dated as of August 7, 1998 between
                   AMERCO and ChaseMellon
                   Shareholders  Services,  L.L.C.,  as  Rights
                   Agent, which includes   the  form   of
                   Certificate of Designations, setting forth the terms
                   of the Series C Junior Participating Preferred Stock no par value as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of
                   Preferred   Stock Purchase  Rights  as  Exhibit C.
                   Pursuant  to  the Rights  Agreement,  printed
                   Right Certificates  will not be mailed until as
                   soon as practicable after the earlier  of  the
                   tenth day after public announcement that  a person
                   or group (except for certain exempted person or groups) has acquired beneficial ownership of 10%
                   or more of the outstanding shares of Common Stock
                   of the tenth business day (or such later  date as
                   may be determined by action of the Board of Directors) after a person commences, or announces its intention to commence, a tender offer or exchange offer the consummation of which would result in the beneficial ownership by a person  or group  10%  or  more  of the
                   outstanding  shares  of Common Stock.
         27   Financial Data Schedule
         99   Press release dated August 7, 1998

 b. Reports on Form 8-K.

           No report on Form 8-K was filed during the quarter ended June 30, 1998.

_____________________________________

(1) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1992, file no. 0-7862.

(2) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, file no. 0-7862.

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


                                   U-Haul International, Inc.
                                   ___________________________________
                                            (Registrant)

Dated: August 7, 1998             By: /S/ DONALD W. MURNEY
                                      ___________________________________
                                        Donald W. Murney, Treasurer
                                        (Principal Financial Officer)