Form 10-K
period 1999-03-31
U HAUL INTERNATIONAL INC
filed 1999-06-28
CIK 4458

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
            FORM 10-K - Annual Report Pursuant to Section 13 or 15(d)
                      of the Securities Exchange Act of 1934
(Mark One)

[X] ANNUAL  REPORT  PURSUANT TO SECTION  13 or 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

For the fiscal year ended             March 31, 1999
                          -----------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

For the transition period from ______________________ to _______________________

Commission         Registrant, State of Incorporation         I.R.S. Employer
File Number           Address and Telephone Number            Identification No.
-----------        -----------------------------------        ------------------
   0-7862             AMERCO                                     88-0106815
                      (A Nevada Corporation)
                      1325 Airmotive Way, Suite 100
                      Reno, Nevada  89502-3239
                      Telephone (77502) 688-6300

   2-38498            U-Haul International, Inc.                 86-0663060
                      (A Nevada Corporation)
                      2727 N. Central Avenue
                      Phoenix, Arizona  85004
                      Telephone (602) 263-6645

   Securities registered pursuant to Section 12(b) of the Act:

                                                           Name of Each Exchange
Registrant                       Title of Class            on Which Registered
----------                       --------------           ---------------------
AMERCO                           Series A 8 1/2%         New York Stock Exchange
                                 Preferred Stock
U-Haul International, Inc.            None

   Securities registered pursuant to Section 12(g) of the Act:

             Registrant                       Title of Class
             ----------                       --------------
             AMERCO                           Common
             U-Haul International, Inc.       None

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                              -----   -----

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

       22,614,087 shares of AMERCO Common Stock, $0.25 par value, were outstanding at June 24, 1999. The aggregate market value of AMERCO Common Stock held by non-affiliates (i.e., stock held by persons other than officers, directors and 5% shareholders of AMERCO was $168,032,116. The aggregate market value was computed using the closing price for the Common Stock trading on Nasdaq on June 21, 1999.

       5,385 shares of U-Haul International, Inc. Common Stock, $0.01 par value, were outstanding at June 24, 1999. None of these shares were held by non-
affiliates.   U-Haul International, Inc. meets the conditions set forth in
General Instructions (I)(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

       Portions of AMERCO's Proxy Statement relating to its Annual Meeting of Stockholders to be held on August 27, 1999, are incorporated by reference in
Part III hereof.

                                TABLE OF CONTENTS

                                                          PAGE NO.
                                     PART I

ITEM   1.  BUSINESS......................................     3

           A.   AMERCO...................................     3

           B.   HISTORY..................................     3

           C.   MOVING AND STORAGE OPERATIONS............     4

           D.   REAL ESTATE OPERATIONS...................     5

           E.   INSURANCE OPERATIONS.....................     6

ITEM   2.  PROPERTIES....................................    10

ITEM   3.  LEGAL PROCEEDINGS.............................    10

ITEM   4.  SUBMISSION OF MATTERS TO A VOTE OF
           SECURITY HOLDERS..............................    10

                                     PART II

ITEM   5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY
           AND RELATED STOCKHOLDER MATTERS...............    11

ITEM   6.  SELECTED FINANCIAL DATA.......................    12

ITEM   7.  MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS OF
           OPERATIONS....................................    14

ITEM   7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES
           ABOUT MARKET RISK.............................    24

ITEM   8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY
           DATA..........................................    25

ITEM   9.  CHANGES IN AND DISAGREEMENTS WITH
           ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
           DISCLOSURE ...................................    25

                                    PART III

ITEM  10.  DIRECTORS AND EXECUTIVE OFFICERS OF
           THE REGISTRANTS...............................    25

ITEM  11.  EXECUTIVE COMPENSATION........................    25

ITEM  12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
           OWNERS AND MANAGEMENT.........................    25

ITEM  13.  CERTAIN RELATIONSHIPS AND RELATED
           TRANSACTIONS..................................    25

                                     PART IV

ITEM  14.  EXHIBITS, FINANCIAL STATEMENT
           SCHEDULES AND REPORTS ON FORM 8-K.............    26
                                     PART I

                                ITEM 1.  BUSINESS

                                    A. AMERCO

     AMERCO, a Nevada corporation (AMERCO), is the holding company for U-Haul International, Inc. (U-Haul), Amerco Real Estate Company (Real Estate), Republic Western Insurance Company (Republic) and Oxford Life Insurance Company (Oxford). Throughout this Form 10-K, unless the context otherwise requires, the term "AMERCO" includes all of its subsidiaries. AMERCO's executive offices are located at 1325 Airmotive Way, Suite 100, Reno, Nevada 89502-3239, and the telephone number is (775) 688-6300. As used in this Form 10-K, all references to a fiscal year refer to AMERCO's fiscal year ended March 31 of that year. Republic and Oxford are consolidated on the basis of calendar years ended December 31. Accordingly, all references to the years 1998, 1997 and 1996 correspond to AMERCO's fiscal years 1999, 1998 and 1997, respectively. AMERCO has four industry segments represented by Moving and Storage Operations (U-Haul), Real Estate, Property and Casualty Insurance (Republic) and Life Insurance (Oxford). See Note 21 of Notes to Consolidated Financial Statements in Item 8 for financial information regarding the industry segments.

Moving and Storage Operations
     Moving and self-storage operations consist of the rental of trucks and trailers, sale of moving aids such as boxes and the rental of self-storage spaces to the do-it-yourself mover. Operations are under the registered tradename U-Haul<REGISTERED TRADEMARK> throughout the United States and Canada.

Real Estate Operations
     Real Estate owns approximately 90% of U-Haul's real estate assets, including U-Haul Center and Storage locations. The remainder of the real estate assets are owned by various U-Haul entities. Real Estate is responsible for managing all of the properties including the environmental risks of the properties. Real Estate is responsible for the purchase of all properties used by AMERCO or any of its subsidiaries. Real Estate also handles all the dispositions (sale or lease) of unused real estate.

Property and Casualty Insurance
     Republic originates and reinsures property and casualty-type insurance products for various market participants, including independent third parties, U-Haul's customers, independent dealers and AMERCO.

Life Insurance
     Oxford originates and reinsures annuities, life, credit life and disability, health and Medicare supplement insurance. Oxford also administers the self-insured employee health and dental plans for AMERCO.

     On November 21, 1997, Oxford purchased all of the issued and outstanding shares of Encore Financial, Inc. and its subsidiaries (Encore). Encore's primary subsidiary is North American Insurance Company (NAI). NAI's premium volume is primarily from the sale of credit life and disability products, and Medicare supplement insurance. NAI owns all of the issued and outstanding common shares of North American Fire & Casualty Insurance Company, a property and casualty company. In December 1998, North American Fire & Casualty Insurance Company was sold to Republic.

     On November 24, 1997, Oxford purchased all of the issued and outstanding shares of Safe Mate Life Insurance Company (Safe Mate). As of November 1, 1998, Safe Mate merged into Oxford. Safe Mate's business was the sale of credit life and disability products.

                                   B. HISTORY

     U-Haul was founded in 1945 under the name "U-Haul Trailer Rental Company". From 1945 to 1974, U-Haul rented trailers and, starting in 1959, trucks on a one-way and In-Town<REGISTERED TRADEMARK> basis through independent dealers. Since 1974, U-Haul has developed a network of owned rental centers (U-Haul Centers) through which U-Haul rents its trucks and trailers and provides related products and services (e.g., the sale and installation of hitches, as well as the sale of boxes and moving supplies). At March 31, 1999, U-Haul's distribution network included 1,100 U-Haul Centers and 14,700 independent dealers.

                        C. MOVING AND STORAGE OPERATIONS

Business Strategies
     AMERCO's present business strategy remains focused on do-it-yourself moving and self-storage customers. U-Haul believes that customer access, in terms of truck or trailer availability and proximity of rental locations, is critical to its success. Under the U-Haul name, this strategy is to offer, in an integrated manner over an extensive and geographically diverse network of 15,800 Company-owned Centers and independent dealers, a wide range of products and services to do-it-yourself moving and self-storage customers.


Moving Operations
     U-Haul has a variety of product offerings. Rental trucks are designed with do-it-yourself customers in mind, and may include features such as Low Decks<REGISTERED TRADEMARK>, air conditioning, power steering, automatic transmissions, Gentle-Ride Suspensions<REGISTERED TRADEMARK>, AM/FM cassette stereo systems and over-the-cab storage. Aerodynamically designed U-Haul trailers are suited to the low profile of many newly manufactured automobiles. As of March 31, 1999, the U-Haul rental equipment fleet consisted of 93,400 trucks, 79,100 trailers and 17,900 tow dollies. Additionally, U-Haul provides support rental items such as furniture pads, hand trucks, Appliance Dollies<TRADEMARK>, Utility Dollies<TRADEMARK>, mirrors, tow bars, floor polishers, carpet cleaning equipment and bumper hitches.

     Approximately 90% of U-Haul's rental revenue is from do-it-yourself movers. Moving rentals include:
     (i) In-Town<REGISTERED TRADEMARK> rentals, where the equipment is returned to the originating U-Haul location and
     (ii) one-way rentals, where the equipment is returned to a U-Haul location in another city.

     U-Haul's truck and trailer rental business tends to be seasonal, with proportionally more transactions and revenues generated in the spring and summer months than during the balance of the year.

     U-Haul also sells a wide selection of moving aids that include boxes, tape and packaging materials. U-Haul Centers also sell and install hitches and towing systems, and sell propane.

     U-Haul offers protection packages such as:
     (i) Safemove<REGISTERED TRADEMARK> - which provides moving customers with a damage waiver, cargo protection and medical and life coverage and
     (ii) Safestor<REGISTERED TRADEMARK> - which provides self-storage rental customers with various types of protection for their goods in storage.

     Independent dealers receive U-Haul equipment on a consignment basis and are paid a commission on gross revenues generated from their rentals. U-Haul maintains contracts with its independent dealers that typically may be canceled upon 30 days written notice by either party.

     U-Haul designs and manufactures its truck van boxes, trailers and various other support rental equipment items. The rental equipment is designed to achieve high safety standards, simplicity of operation, reliability, convenience, durability and fuel economy. Truck chassis are manufactured by both foreign and domestic truck manufacturers. These chassis receive certain post-delivery modifications and are joined with van boxes at strategically located company owned manufacturing and assembly facilities in the United States.

     U-Haul services and maintains its trucks and trailers through an extensive preventive-maintenance program, generally performed at company owned facilities located at or near U-Haul Centers. Major repairs are performed either by the chassis manufacturers' dealers or by company owned repair shops, and U-Haul takes advantage of manufacturers' warranties.

Competition
     The moving truck and trailer rental market is highly competitive and dominated by national operators in both the In-Town<REGISTERED TRADEMARK> and one-way markets. During the past two years, two major competitors combined. Budget Rent-A-Car acquired Ryder TRS (Ryder Truck Rentals) as a subsidiary. Management believes that there are two distinct users of rental trucks: commercial users and do-it-yourself users. As noted above, U-Haul focuses on the do-it-yourself mover. U-Haul believes that the principal competitive factors are convenience of rental locations, availability of quality rental equipment and price.

Self-Storage Business
     U-Haul entered the self-storage business in 1974 and since then has increased the rentable square footage of its storage locations through the acquisition of existing facilities and new construction. The remaining 10% of U-Haul's rental revenue is generated from storage. In addition, U-Haul has entered into management agreements to manage self-storage properties owned by others. U-Haul has also entered into a strategic and financial partnership with Private Mini Storage Realty, L.P., a Texas-based operator of 47 self-storage properties.

     Through over 900 owned or managed storage locations in the United States and Canada, U-Haul offers for rent more than 27.3 million square feet of self-storage space. U-Haul's self-storage facility locations range in sizes up to 152,000 square feet of storage space, with individual storage units in sizes from 15 square feet to 400 square feet.

     The primary market for storage rooms is the storage of household goods. With the addition of over 10,400 storage rooms during fiscal 1999, average occupancy rates were 81.7%, with modest seasonal variations. During fiscal 1999, delinquent rentals as a percentage of total storage rentals were approximately 6.2%. U-Haul considers this rate to be satisfactory.

Competition
     The primary competition for a U-Haul self-storage location is other storage facilities within a three mile radius offering a comparative convenience to the customer.

Employees
     As of March 31, 1999, U-Haul's non-seasonal work force consisted of 14,400 full and part-time employees.

                            D. REAL ESTATE OPERATIONS

Real Estate Operations
     Real Estate has responsibility for actively marketing properties available for sale or lease. Real Estate is also responsible for managing any environmental risks associated with AMERCO's real estate.

Environmental Matters
     Compliance with environmental requirements of federal, state and local governments significantly affects Real Estate's business operations. Among other things, these requirements regulate the discharge of materials into the water, air and land and govern the use and disposal of hazardous substances. Real Estate is aware of issues regarding hazardous substances on the properties. Real Estate regularly makes capital and operating expenditures to stay in compliance with environmental laws. Since 1988, Real Estate has managed a testing and removal program for underground storage tanks. Under this program, over 3,000 tanks have been removed at a cost of $40.0 million.

     Based upon the information currently available to Real Estate, compliance with the environmental laws and its share of investigation and cleanup costs of the hazardous waste sites, Real Estate is not expecting to incur losses with respect to the known sites that would have a material adverse effect on AMERCO's financial position or operating results.

     Real Estate has been named as a "potentially responsible party" with respect to disposal of hazardous waste at 16 federal and four state superfund sites located in 15 states. Real Estate has entered into settlements for 18 of the sites for de minimus amounts. One of these sites has been disputed by Real Estate with no response for over six years and a second is in dispute over statute of limitations restrictions.

     A subsidiary of U-Haul, INW Company (INW), owns one property located within two different state hazardous substance sites in the State of Washington. The property is located in Yakima, Washington and is believed to contain elevated levels of pesticide and other contaminants as a result of onsite operations conducted by one or more former owners. The State of Washington has designated the property as a state hazardous substance site known as the "Yakima Valley Spray Site", and has named the subsidiary as a "potentially liable party" (PLP) under state law with respect to this site. An enforcement order has been issued to INW to conduct a remedial investigation and feasibility study (RI/FS) of the site. While the state has not, as yet, named any other PLPs at this site, several other parties are participating in the RI/FS as the result of litigation brought by INW. This RI/FS group retained an environmental consultant to perform the work and the RI/FS consultant costs are being shared with INW paying 20% of the costs. The state has accepted the RI, but the FS has not been completed due to the disputes over the determination of cleanup levels for the site. The state has indicated that it plans on issuing an enforcement order to INW concerning the conduct of remediation even though the FS has not been completed. No agreement has been negotiated, as of this time, between INW and other parties with respect to allocation of costs of remediation or of the state's oversight costs at this site. The process of site assessment and cleanup at the Yakima Valley Spray Site is ongoing and, based upon the information currently available, INW is unable to reasonably assess the potential future costs, but the costs could be substantial.

     In addition, INW has been named by the State of Washington as a PLP along with over 100 other PLPs with respect to another state-listed hazardous substance site known as the "Yakima Railroad Area". The Yakima Valley Spray Site is located within the Yakima Railroad Area. INW has been notified that the Yakima Railroad Site involves potential groundwater contamination in an area of approximately two square miles. INW has contested its designation as a PLP at this site, but, at the date hereof, no formal ruling has been issued in this matter.

     In February 1992, the State of Washington issued an enforcement order to INW and eight other parties requiring an interim remedial action and the provision of bottled water to households that obtain drinking water from wells within the Yakima Railroad Area. Without conceding any liability, INW and several of the other PLPs implemented a bottled water program. Over the past five years, INW has incurred an average annual expense of $720 for the bottled water program. Utilizing grants of approximately $6.0 million from the Washington Department of Ecology (WDOE), the local governments have expanded the existing municipal water system throughout the Yakima Railroad Area and have connected many of the residences receiving bottled water to the municipal water supply. WDOE has reserved its rights concerning recovery of the funds for the municipal water system expansion.

     In addition, WDOE is conducting additional investigations of the scope and extent of contamination within the Yakima Railroad Area. One facet of this involves the sampling of all existing monitoring wells within the area, including those at the Yakima Valley Spray Site. WDOE issued an enforcement order to INW regarding such additional sampling. U-Haul expects there will be costs associated with remedial measures to address the regional groundwater contamination issue. The process of site assessment on the Yakima Railroad Area is ongoing and, based upon the information currently available to INW, INW is unable to reasonably assess the potential investigation and cleanup costs, but the costs could be substantial. Moreover, the investigative and remedial costs incurred by the State can be imposed upon INW and any other PLP as a joint and several liability. At the date of this report, other than the imposition of the bottled water program and ordering of site-specific actions at individual properties within the Yakima Railroad Area, there has been no formal indication from the State of Washington of its intentions regarding future cost recoveries at the Yakima Railroad Area.


                             E. INSURANCE OPERATIONS

Business Strategies
     Republic's principal business strategy is to provide specialty insurance for personal, commercial and reinsurance markets. Republic focuses on selected regional and under-served customers through managing general agents, independent agents and brokers.

     Oxford's business strategy is long-term capital growth through direct writing of annuity, credit life and disability, universal life and Medicare supplement insurance. Currently, Oxford is pursuing this growth strategy of increased direct writing via acquisitions of small insurance companies, expanded distribution channels and product enhancement and diversity. The acquisition of North American Insurance Company and Safe Mate Life Insurance Company in 1997 represent a significant movement toward this long-term goal. Oxford has significantly expanded its distribution channels and administrative capabilities through these acquisitions.

Investments
     Republic and Oxford investments must comply with the insurance laws of the State of domicile. These laws prescribe the type, quality and concentration of investments that may be made. Moreover, in order to be considered an acceptable reinsurer by cedents and intermediaries, a reinsurer must offer financial security. The quality and liquidity of invested assets are important considerations in determining such security.

     The investment philosophies of Republic and Oxford emphasize protection of principal through the purchase of investment grade fixed-income securities. Approximately 95.7% of Republic's and 92.3% of Oxford's fixed-income securities consist of investment grade securities (NAIC-2 or greater). The maturity distributions are designed to provide sufficient liquidity to meet future cash needs.

Reinsurance
     Republic and Oxford assume and cede insurance from and to other insurers and members of various reinsurance pools and associations. Reinsurance arrangements are utilized to provide greater diversification of risk and to minimize exposure on large risks. However, the original insurer retains primary liability to the policyholder should the assuming insurer not be able to meet its obligations under the reinsurance agreements.

Regulation
     Republic and Oxford are subject to regulation throughout the United States. The regulation extends to such matters as licensing companies and agents, restricting the types, quality or quantity of investments, regulating capital and surplus and actuarial reserve maintenance, setting solvency standards, filing of annual and other reports on financial position, and regulating trade practices. State laws also regulate transactions and dividends between an insurance company and its parent or affiliates, and generally require prior approval or notification for any change in control of the insurance subsidiary. Republic's unpaid loss and loss expenses are certified annually by an independent actuarial consulting firm as required by state regulation.

     In the past few years, the insurance and reinsurance regulatory framework has been subjected to increased scrutiny by the National Association of Insurance Commissioners (the NAIC), federal and state legislatures and insurance regulators. These regulators are considering increased regulations, with an emphasis on insurance company investment and solvency issues. It is not possible to predict the future impact of changing state and federal regulations on the operations of Republic and Oxford.

     Republic and Oxford are in compliance with NAIC minimum risk-based capitalization (RBC) requirements for insurance companies as of December 31, 1998.

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

Employees
     Republic's non-seasonal work force consists of 340 full and part-time employees.

     Oxford's non-seasonal work force consists of 120 full and part-time employees.

Life Insurance
     Oxford offers annuities, life, credit life and disability, and Medicare supplement insurance products, both as a direct writer and as an assuming reinsurer. In addition, Oxford administers self-insured group health and dental plans for AMERCO. Reinsurance arrangements are entered into with unaffiliated reinsurers. Oxford's subsidiary, North American Insurance Company underwrites credit life and disability, and Medicare Supplement insurance.

Property and Casualty
     Republic's business activities consist of three basic areas: U-Haul, direct and assumed reinsurance underwriting. U-Haul underwritings include coverage for U-Haul customers, independent dealers and employees of AMERCO. For the year ended December 31, 1998, approximately 29.8% of Republic's written premiums resulted from U-Haul underwriting activities. Republic's direct underwriting is done through company-employed underwriters and selected general agents. The products provided include liability coverage for rental vehicle lessees, storage rental properties, coverage for commercial multiple peril, nonstandard auto, mobile homes and excess workers' compensation. Republic's assumed reinsurance underwriting is done via broker markets. In an effort to decrease risk and avoid situations, Republic has entered into various catastrophe cover policies to limit its exposure. Furthermore, Republic is not writing insurance coverage specifically for hurricanes or earthquakes.

     Republic's liability for reported and unreported losses is based on company historical and industry averages. Unpaid loss adjustment expenses are based on historical ratios of loss adjustment expenses paid to losses paid. The liability for unpaid claims and unpaid claims expenses represents estimates of the amount necessary to settle all claims as of the statement date. Both reported and unreported losses are included in the liability. Republic updates the liability estimate as additional facts regarding claim costs become available. These estimates are subject to uncertainty and variation due to numerous factors. In estimating reserves, no attempt is made to isolate inflation from the combined effect of other factors including inflation. Unpaid losses and unpaid loss expenses are not discounted.

     Activity in the liability for unpaid claims and claim adjustment expenses is summarized as follows:

                                         1998      1997      1996
                                       ---------------------------
                                             (in thousands)
Balance at January 1                 $ 384,816   332,674   341,981
  Less reinsurance recoverable          75,286    60,319    73,873
                                       ---------------------------
Net balance at January 1               309,530   272,355   268,108
Incurred related to:
  Current year                         116,069   132,291   112,394
  Prior years                           (8,827)   23,192    11,527
                                       ---------------------------
Total incurred                         107,242   155,483   123,921
Paid related to:
  Current year                          36,407    28,972    30,633
  Prior years                          103,752    89,336    89,041
                                       ---------------------------
Total paid                             140,159   118,308   119,674
Net balance at December 31             276,613   309,530   272,355
  Plus reinsurance recoverable          68,135    75,286    60,319
                                       ---------------------------
Balance at December 31               $ 344,748   384,816   332,674
                                       ===========================

     As a result of changes in estimates of insured events in prior years, the provision for unpaid loss and loss adjustment expenses (net of reinsurance recoveries of $29.9 million) decreased by $8.8 million in 1998.

     The table on page 9 illustrates the change in unpaid loss and loss adjustment expenses. First line - reserves as originally reported at the end of the stated year. Second section, reading down, - cumulative amounts paid as of the end of successive years with respect to that reserve. Third section, reading down, - revised estimates of the original recorded reserve as of the end of successive years. Last section - compares the latest revised estimated reserve amount to the reserve amount as originally established. This last section is cumulative and should not be summed.

                                                  Unpaid Loss and Loss Adjustment Expenses

                                                               December 31
-------------------------------------------------------------------------------------------------------------------------
                           1988     1989     1990     1991     1992     1993     1994     1995     1996     1997     1998
                           ----------------------------------------------------------------------------------------------
                                                              (in thousands)
Unpaid Loss and Loss
Adjustment Expenses:    $199,380  207,939  226,324  236,019  238,762  314,482  329,741  341,981  332,674  384,816  344,748

  Paid (Cumulative)
        as of:
   One year later         59,111   50,992   55,128   65,532   83,923   70,382   86,796   89,041   89,336  103,752
   Two years later        89,850   87,850   97,014  105,432  123,310  115,467  139,247  150,001  161,613
   Three years later     114,979  116,043  120,994  126,390  153,030  146,640  173,787  195,855
   Four years later      133,466  132,703  133,338  143,433  173,841  166,068  198,434
   Five years later      145,864  142,159  144,764  153,730  181,677  181,174
   Six years later       153,705  151,227  152,424  160,875  191,938
   Seven years later     161,498  158,043  157,979  168,975
   Eight years later     167,224  162,038  163,860
   Nine years later      170,749  167,122
   Ten years later       175,423

Reserve Reestimated
        as of:
   One year later        200,888  206,701  229,447  231,779  251,450  321,058  338,033  353,508  354,776  354,185
   Two years later       202,687  206,219  221,450  224,783  254,532  323,368  340,732  369,852  342,164
   Three years later     203,343  199,925  211,998  223,403  253,844  309,936  349,459  328,445
   Four years later      199,304  198,986  207,642  214,854  231,536  317,687  302,808
   Five years later      200,050  197,890  200,629  198,320  239,888  267,005
   Six years later       198,001  194,601  189,601  210,872  263,843
   Seven years later     197,112  189,175  200,556  231,407
   Eight years later     195,522  199,075  217,005
   Nine years later      204,442  212,331
   Ten years later       214,081

Cumulative Redundancy
   (Deficiency)         $(14,701)  (4,392)   9,319    4,612  (25,081)  47,477   26,933   13,536   (9,490)  30,631
Retro Premium
   Recoverable          $ 11,010   10,519    7,463    2,667     (750)   6,077    9,393    8,132   13,974   10,936
Reestimated Reserve:
Amount (Cumulative)     $ (3,691)   6,127   16,782    7,279  (25,831)  53,554   36,326   21,668    4,484   41,567

                               ITEM 2. PROPERTIES

     AMERCO subsidiaries own property, plant and equipment that are utilized in the manufacture, repair and rental of U-Haul equipment and that provide offices for U-Haul. Such facilities exist throughout the United States and Canada. The majority of land and buildings used by U-Haul is owned in fee and is substantially unencumbered. U-Haul also manages storage facilities owned by others. In addition, U-Haul owns certain real estate not currently used in its operations. U-Haul operates 1,100 U-Haul Centers (including Company-owned storage locations), manages 172 storage centers and operates 12 manufacturing and assembly facilities. U-Haul also operates 125 repair facilities located at or near a U-Haul Center.


                           ITEM  3.  LEGAL PROCEEDINGS

     See Note 15 of Notes to Consolidated Financial Statements in Item 8 for disclosure of the action in the Superior Court of the State of Arizona, Maricopa County, entitled Samuel W. Shoen, M.D., et al. v. Edward J. Shoen, et al., No.
                 --------------------------------------------------------
CV88-20139, instituted August 2, 1988 and the resulting bankruptcy proceedings (the "Shoen Litigation").

     On September 7, 1995, Paul F. Shoen, a major stockholder of AMERCO filed a complaint in the Ninth Judicial District Court of the State of Nevada, Douglas County, entitled Paul F. Shoen v. AMERCO, Case No. 95-CV-0227. The complaint,
                 -----------------------
as amended on March 9, 1998, alleged that by failing to reimburse him for expenses, including attorneys' fees and other charges, incurred by him in the Shoen Litigation and the subsequent bankruptcy proceedings, AMERCO breached his indemnification agreement with AMERCO. Mr. Shoen alleged that AMERCO caused damages and sought additional amounts to be alleged at trial. By agreement of the parties, the case was referred to an independent counsel for resolution on January 29, 1999. The independent counsel awarded Mr. Shoen $810 thousand of the $1.2 million that he sought. On or about June 1, 1999, the determination of the independent counsel became final and AMERCO agreed to pay Mr. Shoen such amount, plus approximately $175 thousand in accrued interest and expenses.

     In the normal course of business, AMERCO is a defendant in a number of suits and claims. AMERCO is also a party to several administrative proceedings arising from state and local provisions that regulate the removal and/or cleanup of underground fuel storage tanks. It is the opinion of management that none of the suits, claims or proceedings involving AMERCO, individually or in the aggregate, are expected to result in a material loss. See "Item 1. Business - Environmental Matters".


          ITEM  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of the security holders during the fourth quarter of the fiscal year covered by this report, through the solicitation of proxies or otherwise.

                                     PART II

   ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     As of June 24, 1999, there were approximately 3,500 holders of record of AMERCO's Common Stock.

     AMERCO's Common Stock has been traded on Nasdaq National Market (Nasdaq) since November 1994 under the symbol "UHAL". The following table sets forth the high and low closing prices of the common stock of AMERCO trading on Nasdaq for the periods indicated.


                                         For the Years Ended March 31,
                                 ---------------------------------------------
                                        1999                      1998
                                 ---------------------------------------------
                                  High        Low           High        Low
                                 ---------------------------------------------
       First quarter              33 9/16     28 5/8        32          23 1/2
       Second quarter             29 1/2      21 1/8        31 7/8      26 1/2
       Third quarter              29          20 1/8        35 7/8      24 1/2
       Fourth quarter             29          20 11/16      31          24 1/4

     AMERCO has not declared any cash dividends to common stockholders for the two most recent fiscal years.

     AMERCO does not have a formal dividend policy. AMERCO's Board of Directors periodically considers the advisability of declaring and paying dividends in light of existing circumstances. See Note 20 of Notes to Consolidated Financial Statements in Item 8 for a discussion of certain statutory restrictions on the ability of the insurance subsidiaries to pay dividends to AMERCO.

     See Note 16 of Notes to Consolidated Financial Statements in Item 8 for a discussion of AMERCO's non-cash dividends. See Note 6 of Notes to Consolidated Financial Statements in Item 8 for a discussion of changes to common shares outstanding.

     The common stock of U-Haul is wholly-owned by AMERCO. As a result, no active trading market exists for the purchase and sale of such common stock. No cash dividends were declared to AMERCO by U-Haul during the two most recent fiscal years.

                                                  ITEM 6. SELECTED FINANCIAL DATA
                                                AMERCO AND CONSOLIDATED SUBSIDIARIES

                                                                 For the Years Ended March 31,
                                              --------------------------------------------------------------------
                                                  1999           1998           1997          1996          1995
                                              --------------------------------------------------------------------
                                                       (in thousands, except share, per share data and ratios)
Summary of Operations:
Rental and net sales                         $  1,255,493     1,194,948       1,146,751    1,107,782     1,067,916
Premiums, net investment and interest income      296,439       229,661         238,628      217,309       186,761
                                               ----------     ---------       ---------    ---------     ---------
                                                1,551,932     1,424,609       1,385,379    1,325,091     1,254,677
                                               ----------     ---------       ---------    ---------     ---------

Operating expenses
  and cost of sales (3) (7)                       992,081       919,637         882,472      853,427       722,099
Benefits, losses and amortization of
  deferred acquisition costs                      196,775       189,770         190,623      154,795       156,008
Lease expense                                     118,742        89,879          85,973       69,097        66,487
Depreciation, net (4)                              73,066        69,655          66,742       83,989       148,018
                                               ----------     ---------       ---------    ---------     ---------
                                                1,380,664     1,268,941       1,225,810    1,161,308     1,092,612
                                               ----------     ---------       ---------    ---------     ---------
Earnings from operations                          171,268       155,668         159,569      163,783       162,065
Interest expense                                   73,658        79,369          76,041       67,557        68,609
                                               ----------     ---------       ---------    ---------     ---------

Pretax earnings                                    97,610        76,299          83,528       96,226        93,456
Income tax expense                                (35,101)      (27,643)        (29,344)     (35,832)      (33,424)
                                               ----------     ---------       ---------    ---------     ---------
Earnings from operations before
  extraordinary loss on early
  extinguishment of debt                           62,509        48,656          54,184       60,394        60,032
Extraordinary loss on early
  extinguishment of debt, net (5)                     -         (13,672)         (2,319)         -             -
                                               ----------     ---------       ---------    ---------     ---------

Net earnings                                 $     62,509        34,984          51,865       60,394        60,032
                                               ==========     =========       =========    =========     =========

Earnings per common share
  (both basic and diluted):
Earnings from operations before
  extraordinary loss on early
  extinguishment of debt per
  common share (2) (6) (10) (11)             $       2.07          1.28            1.44         1.33          1.23
Net earnings (2) (6)
  (10) (11)                                          2.07           .66            1.35         1.33          1.23
  Weighted average common shares
  outstanding (6)                              21,937,686    21,896,101      25,479,651   35,736,335    38,190,552
Cash dividends declared:
  Preferred stock                            $     17,414        20,766          16,875       12,964        12,964
  Common stock                                        -             -               -            -             -
Ratio of earnings to fixed charges (1)               1.73          1.56            1.64         1.90          1.87

                                              ITEM 6. SELECTED FINANCIAL DATA, continued
                                                  AMERCO AND CONSOLIDATED SUBSIDIARIES

                                                                 For the Years Ended March 31,
                                              --------------------------------------------------------------------
                                                  1999           1998           1997          1996          1995
                                              --------------------------------------------------------------------
                                                     (in thousands, except share, per share data and ratios)
Balance Sheet Data:
Property, plant and
equipment, net                               $  1,294,824     1,275,756       1,247,066    1,316,715     1,274,246
Total assets                                    3,087,503     2,913,277       2,718,994    2,823,407     2,605,989
Notes and loans payable                         1,114,748     1,025,323         983,550      998,220       881,222
Stockholders' equity (6) (10) (11) (12)           616,025       595,059         602,320      649,548       686,784
Other information:
EBITDAR (8)                                       404,112       359,369         339,906      335,307       392,442
Operating profit margin (9)                          13.6%         13.0%           13.6%        14.1%         14.7%

(1)   For purposes of computing the ratio of earnings to fixed charges, "earnings" consists of pretax earnings from operations plus total fixed charges excluding interest capitalized during the period and "fixed charges" consists of interest expense, preferred stock dividends, capitalized interest, amortization of debt expense and discounts and one-third of the
      Company's annual rental expense (which AMERCO believes is a reasonable approximation of the interest factor of such rentals).

(2)   Earnings and net earnings per common share were computed after giving effect to the dividends on the Company's Series B floating rate stock for the years ended March 31, 1999, 1998 and 1997.

(3)   Reflects the adoption of Statement of Position 93-7, "Reporting on Advertising Costs" during the year ended March 31, 1996.

(4)   Reflects the change in estimated residual value during the years ended March 31, 1998 and 1996.

(5)   See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations".

(6)   Reflects the acquisition of treasury shares acquired pursuant to the Shoen Litigation as discussed in "Item 7.
      Management's Discussion and Analysis of Financial Condition and Results of Operations - Stockholder Litigation".

(7)   Reflects the adoption of Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained
      for Internal Use" during the year ended March 31, 1998.

(8)   EBITDAR is defined as earnings before interest expense, taxes, depreciation, amortization and lease expense (100%).
      EBITDAR is presented because we believe it is a widely accepted financial indicator of an entity's ability to incur and service debt.

(9)   Operating profit margin - Earnings from operations plus 1/3 lease expense divided by total revenues.

(10)  Reflects the early extinguishment of debt with notional amounts totaling $76.0 million and $255.0 million during fiscal year 1998.

(11) Reflects the early extinguishment of debt and long-term notes with notional amounts totaling $76.3 million and $86.2 million, res[ectively, during fiscal year 1997.

(12) Reflects the redemption of $50 million and $25 million of Series B Prefered Stock in fiscal years 1999 and 1998, respectively.

          ITEM  7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements
     This report contains forward looking statements. Additional written or oral forward-looking statements may be made by AMERCO from time to time in filings with the Securities and Exchange Commission or otherwise. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements may include, but not be limited to, projections of revenues, income or loss, estimates of capital expenditures, plans for future operations, products or services and financing needs or plans, as well as assumptions relating to the foregoing. The words "believe", "expect", "anticipate", "estimate", "project" and similar expressions identify forward looking statements, which speak only as of the date the statement was made.
Forward looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by or underlying the forward looking statements. The following disclosures, as well as other statements in AMERCO's report and in the Notes to AMERCO's Consolidated
Financial Statements, describe factors, among others, that could contribute to or cause such differences, or that could affect AMERCO's stock price.

General
     Information on fiscal year and industry segments is incorporated by reference to "Item 8. Financial Statements and Supplementary Data - Notes 1, 20 and 21 of Notes to Consolidated Financial Statements". The notes discuss the principles of consolidation, summarized consolidated financial information and industry segment and geographic area data, respectively. In consolidation, all intersegment premiums are eliminated and the benefits, losses and expenses are retained by the insurance companies.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities
     Net  cash  provided  by  Operating Activities was  $159.5  million,  $180.6 million  and  $154.2 million in fiscal years 1999, 1998 and 1997,  respectively.
Details by material segment follows:

  Moving and Storage Operations
     Cash provided (used) by operating activities was $128.5 million, $109.8 million and $(127.8) million in fiscal years 1999, 1998 and 1997, respectively.
The increase from fiscal year 1998 to fiscal year 1999 is partially due to an increase in net income. The increase from fiscal year 1997 to fiscal year 1998 is attributed to a paydown of the intercompany payables during fiscal year 1997.

  Real Estate Operations
     Cash provided by operating activities was $38.0 million, $92.5 million and $52.4 million in fiscal years 1999, 1998 and 1997, respectively. In fiscal year
1999, proceeds received from the sale of real estate was used to paydown the intercompany payable. The increase in fiscal year 1998 was due to an increase in the intercompany payable.

  Property and Casualty
     Cash provided (used) by operating activities was $(21.7) million, $23.8 million and $15.0 million for the years ended December 31, 1998, 1997 and 1996, respectively. The 1998 to 1997 change resulted mainly from an increase in paid losses recoverable and the change in loss and loss expense reserves partially offset by increased net income and decreased accounts receivable. The 1997 to 1996 change resulted mainly from decreased due from affiliates and the change in reserves partially offset by decreased net income and increased accounts receivable.

     Republic's cash and cash equivalents and short-term investment portfolio were $6.1 million, $16.3 million and $30.8 million at December 31, 1998, 1997 and 1996, respectively. This balance reflects funds in transition from maturity proceeds to long-term investments. This level of liquid assets, combined with budgeted cash flow, is adequate to meet periodic needs. Capital and operating budgets allow Republic to schedule cash needs in accordance with investment and underwriting proceeds.

  Life Insurance
     Cash provided by operating activities was $34.6 million, $8.2 million and $16.5 million for the years ended December 31, 1998, 1997 and 1996, respectively. The increase in cash flows from operating activities in fiscal year 1999 relates to the increased premium production in the credit insurance and Medicare supplement areas. The decrease in cash flows from operating activities in 1998 relates to decreased annuity deposits.

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

     In addition to cash flows from operating and financing activities, a substantial amount of liquid funds is available through Oxford's short-term portfolio. Short-term investments aggregated $63.1 million, $13.4 million and $4.5 million at December 31, 1998, 1997 and 1996, respectively. Management believes that the overall sources of liquidity will continue to meet foreseeable cash needs.

Consolidated Group
     To meet the needs of its customers, U-Haul must maintain a large inventory of fixed asset rental items. At March 31, 1999, net property, plant and equipment represented approximately 63.2% of total U-Haul assets and approximately 41.9% of consolidated assets. In fiscal 1999, gross capital expenditures for property, plant and equipment were $298.5 million, as compared to $392.3 million and $203.9 million in fiscal 1998 and 1997, respectively.
These expenditures primarily reflect the replacement of certain rental trucks and trailers. The capital needs required to fund these acquisitions were funded with internally generated funds from operations and lease financings.

     During each of the fiscal years ending March 31, 2000, 2001 and 2002, U-Haul estimates gross capital expenditures will average approximately $325 million primarily reflecting rental fleet rotation. This level of capital expenditures, combined with a potential range of $30-$115 million in annual long-term debt maturities, are expected to create annual average funding needs of approximately $325-$375 million. Management estimates that U-Haul will fund
100% of these requirements with leases and internally generated funds, including proceeds from the disposition of older trucks and other asset sales.

Moving and Storage Operations
     Moving and storage stockholders' equity was $384.7 million, $342.9 million and $305.5 million in fiscal years 1999, 1998 and 1997, respectively. The increase in fiscal year 1999 was due to earnings and to the sale of property to a related party recorded to the Consolidated Statements of Changes in Stockholders' Equity in addition to increased earnings. The increase in fiscal year 1998 and 1997 was due to increased earnings.

Real Estate Operations
     Real estate stockholders' equity was $79.5 million, $45.5 million and $38.6 million in fiscal years 1999, 1998 and 1997, respectively. The increase in fiscal year 1999 was due to earnings and to the sale of property to a related party recorded to the Consolidated Statements of Changes in Stockholders' Equity in addition to increased earnings. The increase in fiscal year 1998 and 1997 was due to increased earnings.

Property and Casualty
     Republic maintains a diversified securities investment portfolio, primarily in bonds at varying maturity levels with 95.7% of the fixed-income securities consisting of investment grade securities. The maturity distribution is designed to provide sufficient liquidity to meet future cash needs. Current liquidity remains strong, with current invested assets equal to 106.6% of total liabilities.

     Republic's stockholders' equity was $211.4 million, $195.4 million and $192.3 million at December 31, 1998, 1997 and 1996, respectively. Republic considers current stockholder's equity to be adequate to support future growth and absorb unforeseen risk events. Republic does not use debt or equity issues to increase capital and therefore has no exposure to capital market conditions.

Life Insurance
     Oxford's stockholders' equity was $93.6 million, $85.8 million and $75.3 million in 1998, 1997 and 1996, respectively. Oxford did not pay dividends to its parent during 1998 or 1997.

     Applicable laws and regulations of the State of Arizona require Republic and Oxford to maintain minimum capital determined in accordance with statutory accounting practices. With respect to Republic, such amount is $1.0 million, with respect to Oxford the amount is $400 thousand. In addition, the amount of dividends that can be paid to stockholders by insurance companies domiciled in the State of Arizona is limited. Any dividend in excess of the limit requires prior regulatory approval. Statutory surplus which can be distributed as dividends without regulatory approval at December 31, 1998 is $166.0 million and $5.3 million for Republic, and Oxford, respectively at December 31, 1998. These restrictions are not expected to have a material adverse effect on the ability of the Company to meet its cash obligations. Oxford issued a surplus note to AMERCO on December 31, 1998 for $10.0 million, approval by the Arizona
Department of Insurance is required prior to payment of principal and interest.

Credit Agreements
     AMERCO's operations are funded by various credit and financing arrangements, including unsecured long-term borrowings, unsecured medium-term notes and revolving lines of credit with domestic and foreign banks. To finance its fleet of trucks and trailers, U-Haul routinely enters into sale and leaseback transactions. As of March 31, 1999, AMERCO had $1,114.7 million in total notes and loans outstanding and unutilized committed lines of credit of approximately $103.0 million.

     Certain of AMERCO's credit agreements contain restrictive financial and other covenants, including, among others, covenants with respect to incurring additional indebtedness, issuing mandatory repayment preferred stock, maintaining certain financial ratios and placing certain additional liens on its properties and assets. At March 31, 1999, AMERCO was in compliance with these covenants.


Results of Operations - Consolidated

Rental Revenue
     Rental revenue, net of commission expense was $1,074.2 million, $1,018.7 million and $973.8 million in fiscal years 1999, 1998 and 1997, respectively.
Details by material segment follow:

   Moving and Storage Operations
     Rental revenue was $1,072.1 million, $1,016.2 million and $971.3 million in fiscal years 1999, 1998 and 1997, respectively. The increase from fiscal year
1998 to fiscal year 1999 was primarily due to the growth in truck rental revenues which benefited from transactional growth reflecting increased utilization. The increase from fiscal year 1997 to fiscal year 1998 also reflects a growth in truck rental revenues benefiting from transactional growth and reflects a higher average revenue per transaction.

   Real Estate Operations
     Rental revenue before intercompany eliminations were $74.0 million, $69.9 million and $68.1 million in fiscal years 1999, 1998 and 1997, respectively.
Intercompany rental revenue was $71.9 million, $67.4 million and $65.6 million in fiscal years 1999, 1998 and 1997, respectively. The increase from fiscal year 1998 to fiscal year 1999 reflects the addition of new system operating companies.

Net Sales
     Net sales revenues were $181.3 million, $176.2 million and $173.0 million in fiscal years 1999, 1998 and 1997, respectively. Revenue growth from the sale of moving support items (i.e. boxes, etc.) and propane resulted in the increase during both years.

Premiums
     Premium revenues, after intercompany eliminations, were $226.8 million in fiscal 1999, $164.6 million in fiscal 1998 and $163.6 million in fiscal 1997.
Details by material segment follow:

   Property and Casualty
     Premium revenues, before intercompany eliminations, were $145.3 million, $155.9 million and $156.5 million for the years ended December 31, 1998, 1997 and 1996, respectively. The 1998 premium decrease resulted from U-Haul

Liability programs in the rental industry, which decreased to $66.6 million during 1998 from $84.5 million during 1997 and $83.9 million during 1996. This decrease in premiums resulted from an increase in the deductible and correspondingly decreased 1998 premium taxes by $0.3 million from 1997. The change in premium did not result in a change in the coverage offered to U-Haul.
General agency premium of $6.5 million for 1998 increased from the $5.8 million for 1997, but decreased from the $8.8 million for 1996. This was due to the cancellation of a general agency agreement, a portion of which is now being written through another agent. Direct multiple peril premium increased to $21.0 million at December 31, 1998 compared to $16.5 million and $15.9 million for 1997 and 1996, respectively. Assumed treaty reinsurance increased to $51.2 million for the year ended December 31, 1998 as compared to $49.1 million and $47.8 million at December 31, 1997 and 1996, respectively. The increase in assumed treaty reinsurance is primarily in short-tail property coverage.

   Life Insurance
     Premium revenues, before intercompany eliminations, were $94.5 million, $29.7 million and $27.8 million for the years ended December 31, 1998, 1997 and 1996, respectively. During 1998, Oxford realized premium increases from 1997 and 1996 in the areas of Medicare supplement, credit life and disability, and single premium whole life insurance products. Oxford increased Medicare supplement premium through the reinsurance of a block of policies and by adding direct premium from the acquisition of NAI in 1997, increasing premiums by $31.7 million. Credit life and disability premiums grew $27.2 million from the acquisition of NAI and Safe Mate. Both of the acquired companies heavily market credit life and disability insurance. Oxford began marketing a new single premium whole life policy in 1998; this product accounted for $2.6 million of new premiums.

Net Investment and Interest Income
     Net investment and interest income was $69.6 million, $65.0 million and $75.0 million in fiscal years 1999, 1998 and 1997, respectively. Details by material segment follow:

  Moving and Storage Operations
     Interest income was $12.9 million, $13.1 million and $23.0 million in fiscal years 1999, 1998 and 1997, respectively. The decrease in interest reflects the sale of notes receivable during fiscal year 1997.

  Real Estate Operations
     Net investment and interest income was $4.5 million, $600 thousand and $1.8 million in fiscal years 1999, 1998 and 1997, respectively. The increase in fiscal year 1999 was due to the realized gain on the sale of property acquired through foreclosure. Also contributing to the increase was interest income received on notes receivable. The decrease in fiscal year 1998 reflects a lower average notes receivable balance.

  Property and Casualty
     Net investment income was $32.9 million for the year ended December 31, 1998, $31.3 million for 1997 and $30.6 million for 1996. The continued increases result from enhanced yield provided by an increased investment in preferred stock.

  Life Insurance
     Net investment income was $19.1 million for the year ended December 31, 1998, $17.8 million for 1997 and $18.8 million for 1996. The increase is due to the increase in the average invested assets for the year, which was the result of new premium in 1998 and the increased asset base from the acquisition of NAI and Safe Mate.

Operating Expenses
     Operating expenses were $885.3 million, $817.9 million and $778.7 million in fiscal years 1999, 1998 and 1997, respectively. Details by material segment follow:

   Moving and Storage Operations
     Operating expenses were $893.0 million, $857.9 million and $839.7 million in fiscal years 1999, 1998 and 1997, respectively. The increased expense is due to increased personnel cost and other administrative costs. Increased liability insurance, due to transactional growth, continued for fiscal year 1999 from fiscal years 1998 and 1997.

   Real Estate Operations
     Operating expenses were $6.2 million in fiscal 1999, $7.7 million in fiscal
1998 and $8.3 million in fiscal 1997. Real Estate benefited from a reduction in intercompany management fees charged by an affilated segment company during fiscal year 1999 compared to the prior two years.


  Property and Casualty
     Operating expenses were $32.8 million, $12.0 million and $27.5 million for the years ended December 31, 1998, 1997 and 1996, respectively. Commissions consisted of $18.8 million at December 31, 1998 compared to $4.1 million at December 31, 1997 and $19.9 million at December 31, 1996. The 1998 commission increase of $14.7 million from 1997 and the decrease of $15.8 million from 1996 is mainly due to the recognition of a large contingent commission in 1997 on an excess of loss reinsurance contract and assumed treaty reinsurance. Also contributing was an increase in sliding scale commissions on the assumed treaty reinsurance. Lease expenses increased to $1.3 million for 1998 as compared to $300 thousand and $100 thousand for 1997 and 1996.

     All other underwriting expenses consisted of $15.5 million, $8.2 million and $8.4 million for 1998, 1997 and 1996, respectively. The increase results primarily from increased expenses in the claims organization. During 1998, 94 positions were added in home and field office locations and two offices were opened in Texas and Iowa. The positions added were staff, director and manager levels, bringing multiple years worth of claims, management and leadership experience to Republic's operations. Benefits from these additions include a reduction in average file age from 600+ days to nearly 100 days for non-litigated files; a reduction in law suits by 35%, customer complaints are down by 70%; and a decrease in Department of Insurance complaints of 50%. In addition, loss and loss adjustment expenses are down 20% and 30%, respectively, since 1997.

   Life Insurance
     Operating expenses were $31.0 million, $6.9 million and $2.4 million for the years ended December 31, 1998, 1997 and 1996, respectively. A key component of operating expenses is the amortization of acquisition costs resulting from the purchase of NAI. This amounts to $12.1 million in 1998. Commissions have increased $4.0 million in 1998 in proportion to the increase in new premiums.
Operating expenses, still within budgeted expectations, have increased in 1998 due to the expansion of business volume.

Cost of Sales
     Cost of sales was $106.8 million, $101.7 million and $103.8 million in fiscal years 1999, 1998 and 1997, respectively. Increased material costs and a higher sales volume related to moving support items contributed to the fiscal year 1999 increase over fiscal year 1998. Cost of sales was virtually unchanged from fiscal year 1997 to fiscal year 1998 as lower costs associated with the sale of propane offset increased costs in other areas.

Benefits and Losses
     Benefits and losses were $176.6 million in fiscal 1999, $175.6 million in fiscal 1998 and $174.1 million in fiscal 1997. Details by material segment follow:

   Property and Casualty
     Benefits and losses incurred were $118.9 million, $165.9 million and $131.4 million for the years ended December 31, 1998, 1997 and 1996, respectively. The loss and loss adjustment expenses incurred during 1998 decreased from 1997 and 1996 due mainly to the reduction in insurance transactions with U-Haul and corresponds to the decrease in liabilities for unpaid claims due to estimated future losses for current and prior policies for those transactions. The 1997 loss and loss adjustment expenses incurred increased from 1996 due to an increase in liabilities for unpaid claims on general agency assumed reinsurance and rental industry reserves.

   Life Insurance
     Benefits incurred were $57.7 million, $24.4 million and $27.0 million for the years ended December 31, 1998, 1997 and 1996, respectively. This increase is primarily due to credit life and credit disability, and Medicare supplement benefits incurred. These benefits are related to the new business placed on the books in 1998. The new Medicare supplement reinsurance accounted for $14.7 million of the increase. Credit life and disability benefits increased by $8.9 million from 1998.

Amortization of Deferred Acquisition Costs
     Amortization of deferred acquisition costs was $20.2 million, $14.2 million and $16.5 million in fiscal years 1999, 1998 and 1997, respectively. Deferred acquisition costs consists of commissions and other policy acquisition costs, which vary with and are primarily related to the production of new business.
The prior year end commissions and other related expenses are recognized ratably over the remainder of the policy year. Details by material segment follow:


   Property and Casualty
     Amortization was $7.4 million, $8.6 million and $9.9 million for the years ended December 31, 1998, 1997 and 1996, respectively. The continuing decrease is due to reduced writings in the assumed reinsurance line.

   Life Insurance
     Amortization was $12.8 million, $5.6 million and $6.6 million for the years ended December 31, 1998, 1997 and 1996, respectively. Deferred policy acquisition costs have increased $13.9 million and $11.0 million from 1998 and 1997 respectively. Oxford's large increase in single premium credit writings is the cause of the increase in both the deferred costs and the subsequent amortization.

Lease Expense
     Lease expense was $118.7 million, $89.9 million and $86.0 million in fiscal years 1999, 1998 and 1997, respectively. Details by material segment follow:

   Moving and Storage Operations
     Lease expense was $118.4 million, $89.9 million and $85.9 million in fiscal years 1999, 1998 and 1997, respectively. The continued increase reflects additional leasing activity due to favorable lease rates.

   Real Estate Operations
     Lease expense for real estate operations is minimal at $140 thousand, $148 thousand and $79 thousand for fiscal years 1999, 1998 and 1997, respectively.

Depreciation Expense, net
     Depreciation expense, net was $73.1 million, $69.7 million and $66.7 million in fiscal years 1999, 1998 and 1997, respectively. Details by material segment follow:

   Moving and Storage Operations
     Depreciation expense, net was $61.0 million, $64.6 million and $62.3 million in fiscal years 1999, 1998 and 1997, respectively. The decrease in fiscal year 1999 reflects an increase in the gains from the disposition of property, plant and equipment. The change from fiscal year 1998 and 1997 reflects an increase in depreciation expense of non-rental equipment.

   Real Estate Operations
     Depreciation expense, net was $12.0 million, $6.4 million and $4.0 million in fiscal years 1999, 1998 and 1997, respectively. The increase in fiscal year
1999 reflects a decrease in the gains from the disposition of property, plant and equipment, offset by the increased depreciation expense relating to the addition of new facilities for operating system companies. The change from fiscal year 1998 and 1997 reflects a reduction in gains from the disposition of property, plant and equipment offset by an increase in depreciation expense of buildings and non-rental equipment.

Earnings from Operations
     Earnings from operations were $171.3 million, $155.7 million and $159.6 million in fiscal years 1999, 1998 and 1997, respectively. Details by material segment follow:

   Moving and Storage Operations
     Earnings from operations were $87.0 million, $78.7 million and $75.7 million in fiscal years 1999, 1998 and 1997, respectively. Increased rental transactions offset by corresponding expenses contributed to the earnings gain for the past two years.

   Real Estate Operations
     Earnings from operations were $60.3 million, $58.1 million and $57.7 million in fiscal years 1999, 1998 and 1997, respectively. A decrease in intercompany management fees charged contributed to the earnings increase for fiscal year 1999 compared to the prior two years.

   Property and Casualty
     Earnings from operations were $19.1 million, $700 thousand and $18.3 million for the years ended December 31, 1998, 1997 and 1996, respectively.
This represents an increase of $18.4 million and $800 thousand over 1997 and 1996, respectively. The 1998 increase resulted mainly from decreased underwriting expense, increased net investment income and net realized gains on investments, partially offset by a reduction in earned premiums.

   Life Insurance
     Earnings from operations were $12.2 million, $10.6 million and $10.6 million for the years ended December 31, 1998, 1997 and 1996, respectively. The increase over prior years is primarily due to improved insurance claim loss ratios and higher volume of revenue.

Interest Expense
     Interest expense was $73.7 million in fiscal 1999, $79.4 million in fiscal
1998 and $76.0 million in fiscal 1997. The decrease can be attributed to a reduction in the average cost of debt over the past two fiscal years. The average debt level outstanding decreased in fiscal year 1999 compared to fiscal year 1998, and increased in fiscal year 1998 compared to fiscal year 1997.

Extraordinary Loss on the Extinguishment of Debt
     During fiscal year 1998, AMERCO extinguished $76.0 million of 10.27% interest-bearing notes originally due in fiscal 1999 through fiscal 2002. This resulted in an extraordinary loss of $4.0 million, net of tax of $2.4 million
($0.18 per share). AMERCO also extinguished $255.0 million of 6.43% to 8.13% interest-bearing notes originally due in fiscal 1999 through fiscal 2010. This resulted in an extraordinary loss of $9.7 million, net of tax of $5.6 million
($0.44 per share).

     During fiscal year 1997, AMERCO extinguished debt of approximately $76.3 million by irrevocably placing cash into a trust of U.S. Treasury securities to be used to satisfy scheduled payments of principal and interest. AMERCO also extinguished $86.2 million of its long-term notes originally due in fiscal 1997 through fiscal 1999. These transactions resulted in an extraordinary loss of $2.3 million, net of tax of $1.4 million ($0.09 per share).

Earnings of the Consolidated Group
     As a result of the foregoing, pretax earnings of $97.6 million were realized in fiscal year 1999 compared to $76.3 million in fiscal year 1998 and $83.5 million in fiscal year 1997. After providing for income taxes, earnings from operations were $62.5 million in fiscal year 1999 compared to $48.7 million in fiscal year 1998 and $54.2 million in fiscal year 1997. Following deductions for an extraordinary loss from the early extinguishment of debt, net earnings for the current year were $62.5 million compared to $35.0 million in fiscal year
1998 and $51.9 million in fiscal year 1997.

Quarterly Results
     The table on page 21 presents unaudited quarterly results for the eight quarters in the period beginning April 1, 1997 and ending March 31, 1999.
AMERCO believes that all necessary adjustments have been included in the amounts stated below to present fairly, and in accordance with generally accepted accounting principles, the selected quarterly information when read in conjunction with the consolidated financial statements incorporated herein by reference. U-Haul moving and storage operations are seasonal and proportionally more of AMERCO's revenues and net earnings from its U-Haul moving and storage operations are generated in the first and second quarters of each fiscal year
(April through September). The operating results for the periods presented are not necessarily indicative of results for any future period.

                                            Quarter Ended
                                ----------------------------------------------
                                   Jun 30      Sep 30      Dec 31      Mar 31
                                     1998        1998        1998        1999
                                ----------------------------------------------
                                (in thousands, except share and per share data)
Total revenues                 $   392,980     443,407     372,109     343,436
Net earnings (loss)            $    31,230      42,171       2,478     (13,370)
Weighted average common
  shares outstanding            21,924,749  21,935,854  21,942,190  21,947,951
Earnings (loss) per common
  share (both basic and
  diluted) (1)                 $      1.21        1.71       (0.07)      (0.78)

                                            Quarter Ended
                                ----------------------------------------------
                                   Jun 30      Sep 30      Dec 31      Mar 31
                                     1997        1997        1997        1998
                                ----------------------------------------------
                                (in thousands, except share and per share data)
Total revenues                 $   371,126     416,360     323,496     313,627
Earnings from operations
  before extraordinary loss
  on early extinguishment
  of debt (2) (3) (4) (5)      $    29,198      39,032      (5,390)    (14,184)
Net earnings (loss) (3)
 (4) (5)                       $    29,198      34,894     (15,236)    (13,872)
Weighted average common
  shares outstanding            21,879,156  21,890,072  21,901,521  21,913,654
Earnings (loss) from operations
  before extraordinary loss
  on early extinguishment
  of debt per common
  share (2) (3) (4) (5) (6)    $      1.09        1.54       (0.49)      (0.85)
Net earnings (loss) per
  common share (both basic
  and diluted) (1) (2) (3) (4)
 (5) (6)                       $      1.09        1.35       (0.94)      (0.84)


_______________
(1) Net earnings (loss) per common share amounts were computed after giving effect to the dividends on AMERCO's Preferred Stock.

(2) Reflects the adoption of Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" during the fourth quarter of fiscal 1998.

(3) Reflects the change in estimated residual value during the fourth quarter of fiscal 1998.

(4) During the second quarter of fiscal 1998, AMERCO extinguished $76.0 million of 10.27% interest-bearing notes originally due in fiscal 1999 through fiscal 2002. This resulted in an extraordinary loss of $4.0 million, net of tax of $2.4 million ($0.18 per share).

(5) During the third quarter of fiscal 1998, AMERCO extinguished $255.0 million of 6.43% to 8.13% interest-bearing notes originally due in fiscal 1999 through fiscal 2010. This resulted in an extraordinary loss of $9.7 million, net of tax of $5.6 million ($0.44 per share).

(6) Reflects the redemption of $50 million and $25 million shares of Series B preferred stock in fiscal years 1999 and 1998, respectively.

Year 2000 Disclosure
     AMERCO is and has been working since 1997 to identify and complete the changes necessary to its existing computerized business systems to make these systems compliant for Year 2000 processing. The Year 2000 processing problem is caused by currently installed computer systems and software products, including several used by AMERCO, being coded to accept only the last two digit entries in the date code field instead of four digits to indicate the year. Such programs may interpret the year 2000 to mean 1900 instead, producing erroneous information or date-related computer failures.

     AMERCO's date reliance functions related to the Year 2000 and beyond, such as rental transaction processing and financial systems, may be adversely affected unless these computer systems are or become Year 2000 compliant, on a timely basis. Replacing, upgrading or modifying key financial systems has been on-going in the normal course of business. AMERCO is utilizing both internal and external resources to identify, correct, reprogram and test its systems for Year 2000 compliance. In particular, AMERCO has an outside consulting firm on-site currently making the Year 2000 compliance related modifications to existing systems. The assessment phase is complete for information technology. AMERCO's internal information technology conversion phase is underway, with the testing phase going on at the same time.

     AMERCO is also assessing its non-information technology items for Year 2000 compliance, such as rental vehicles and storage facilities' security systems.

     AMERCO is communicating with its major business partners to determine the efforts being made on their part for compliance. Critical vendors with electronic data interchange are currently being tested. Testing has been satisfactorily completed with major banking partners and credit card processors.
Testing is expected to continue through the end of the summer with other business partners. There can be no assurance AMERCO will not be adversely affected by the failure of others to become Year 2000 compliant. For example, AMERCO may be affected by, among other things, the failure of inventory suppliers, credit card processors, security companies or other vendors and service providers to become Year 2000 compliant.

     AMERCO expects all of its critical systems to be Year 2000 compliant by the fall of calendar year 1999. AMERCO started with an initial budget of $2.0 million; as the conversion process continues, it is now anticipated that an additional $0.8 million may be incurred. Through March 31, 1999, $2.0 million has been incurred. AMERCO is accelerating the replacement of its payroll system due to Year 2000 non-compliance at an estimated cost of $0.3 million to be incurred starting in September 1999. AMERCO has not deferred any major computer programming or update projects due to Year 2000 efforts. Although AMERCO believes it will achieve compliance on a timely basis, no assurance can be given that AMERCO's computer systems will be Year 2000 compliant by the fall of 1999 or otherwise in a timely manner or that AMERCO will not incur significant additional costs pursuing Year 2000 compliance. If the appropriate modifications are not made, or are not timely, the Year 2000 problem may have a material adverse effect on AMERCO.

     AMERCO considers its most likely worst case scenario to be if a business partner is not Year 2000 compliant. AMERCO is in the process of developing and refining contingency plans to be used if a business partner is not Year
2000 compliant. The contingency plans will include manual processing of rental transactions; manual preparation of payments to employees, vendors and claimants; manual licensing of equipment; manual preparation of financial statements and the movement of funds. The contingency plans have been formulated, with refinement continuing until the year 2000.

     Despite AMERCO's efforts to date, there can be no assurance that the Year
2000 problem will not have a material adverse effect on AMERCO in the future.


Stockholder Litigation
     As disclosed in Note 15 of Notes to Consolidated Financial Statements, on
October 1, 1996, AMERCO paid the last portion of a total of approximately $448.1 million to the plaintiffs (non-management members of the Shoen family and their affiliates) in full settlement of a long-standing legal dispute involving the Shoen family and related to control of AMERCO. As a result, the plaintiffs that owned AMERCO stock were required to transfer all of their shares of Common Stock to AMERCO. The total number of shares transferred was 18,254,976.

     An issue remains, however, regarding whether or not the plaintiffs are entitled to statutory post-judgment interest at the rate of ten percent (10%) per year from February 21, 1995 (the date the Director-Defendants filed for protection under Chapter 11) until the judgment was satisfied. On July 19, 1996, the bankruptcy court ruled the plaintiffs are entitled to such interest.
The Director-Defendants and AMERCO have appealed the court's decision. AMERCO has deposited approximately $48.2 million into an escrow account to secure payment of the disputed interest, pending final resolution of this issue
(including all appeals by either side). The escrow account is reflected as a component of "Other assets" in AMERCO's consolidated financial statements. If the interest issue is decided adversely to AMERCO and the Director-Defendants, the amount deposited into the escrow account will be transferred to the plaintiffs. The ultimate outcome of this issue will not have the effect of increasing or decreasing AMERCO's net earnings, but could reduce stockholders' equity.

     AMERCO has deducted for income tax purposes approximately $324.0 million of the payments made to the plaintiffs. While AMERCO believes that such income tax deductions are appropriate, there can be no assurance that such deductions ultimately will be allowed in full.

Other
     On October 1, 1998, AMERCO implemented Statement of Financial Accounting
Standards No. 133, "Accounting for Derivative Instruments and Hedging
Activities". This statement standardizes the accounting for derivative instruments by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. It also provides for matching the timing of gain or loss recognition on the hedging instrument with the recognition of (a) the changes in the fair value of hedged asset or liability attributable to the hedged risk or (b) the earnings effect of the hedged forecasted transaction. As of March 31, 1999, AMERCO recorded an after tax adjustment of $3.6 million to accumulated other comprehensive income recognizing the fair value of derivatives designated as cash flow hedges. AMERCO uses interest rate swap agreements to potentially mitigate the impact of changes in interest rates on its variable rate debt.
For the year ended March 31, 1999, AMERCO recognized $89 thousand as interest expense, representing the ineffectiveness of the cash flow hedging activity.
At time of implementation, an entity may reclassify held-to-maturity securities as available-for-sale. Republic transferred $56.5 million (carrying value) to available-for-sale from held-to-maturity at time of implementation. The market value of these securities was $60.3 million at the date of transfer with a transition adjustment of $3.8 million.

     Other pronouncements issued by the Financial Accounting Standards Board adopted during the year are not material to the consolidated financial statements of AMERCO. Further, pronouncements with future effective dates are either not applicable or not material to the consolidated financial statements of AMERCO.

      ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk
------------------
In the normal course of business, AMERCO is exposed to fluctuations in interest rates.  AMERCO manages such exposure by the use of a variety of derivative financial instruments when deemed prudent.  AMERCO does not enter into leveraged financial transactions or use derivative financial instruments for trading purposes.  The exposure to market risk for changes in interest rates relates primarily to debt obligations.  AMERCO's objective is to mitigate the impact of changes in interest rates on its variable rate debt.  AMERCO uses interest rate swap agreements to provide for matching the gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of hedged asset or liability attributable to the hedged risk or the earnings effect of the hedged forecasted transaction.  See Note 5 of Notes to Consolidated
Financial Statements.  A fluctuation of the interest rate by 100 basis points would change AMERCO's interest expense by $2.4 million.

Foreign Currency Exchange Rate Risk
-----------------------------------
AMERCO's earnings are affected by fluctuations in the value of foreign currency exchange rates.  Approximately 1.9% of AMERCO's revenue is generated in Canada.
The result of a uniform 10% change in the value of the U.S. dollar relative to the Canadian dollar would not be material.  AMERCO does not typically hedge any foreign currency risk since the exposure is not considered material.



              ITEM  8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Report of Independent Accountants and Consolidated Financial Statements of AMERCO, including the notes to such statements and the related schedules, are set forth on pages 29 through 77 and are thereby incorporated herein.


    ITEM  9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                              FINANCIAL DISCLOSURE

     The Registrants have had no disagreements with their independent accountants in regard to accounting and financial disclosure matters and have not changed their independent accountants during the two most recent fiscal years.


                                    PART III

          ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS

     Information regarding (i) directors and executive officers of AMERCO is set forth under the captions "Election of Directors", "Executive Officers of AMERCO", and "Shoen Litigation" and (ii) compliance with Section 16(a) is set forth under the caption "Section 16(a) Beneficial Ownership Reporting
Compliance" in AMERCO's Proxy Statement relating to the 1999 Annual Meeting of
Stockholders (the "1999 Proxy Statement") portions of which are incorporated by reference into this Form 10-K Report, which will be filed with the Securities and Exchange Commission in accordance with Rule 14a-6 promulgated under the Securities Exchange Act of 1934, as amended. With the exception of the foregoing information and other information specifically incorporated by reference into this report, the 1999 Proxy Statement is not being filed as a part hereof.

                        ITEM 11.  EXECUTIVE COMPENSATION

     Information regarding executive compensation is set forth under the caption
"Executive Compensation" in the 1999 Proxy Statement, which information is incorporated herein by reference; provided, however, that the "Board Report on Executive Compensation" and the "Performance Graph" contained in the 1999 Proxy
Statement are not incorporated by reference herein.

               ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                              OWNERS AND MANAGEMENT

     Information regarding security ownership of certain beneficial owners and management is set forth under the caption "Security Ownership of Certain
Beneficial Owners and Management" in the 1999 Proxy Statement, which information is incorporated herein by reference.

            ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information regarding certain relationships and related transactions of management is set forth under the captions "Certain Relationships and Related
Transactions" and "Shoen Litigation" in the 1999 Proxy Statement, which information is incorporated herein by reference.

                                     PART IV

              ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
                               REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Report:
                                                           Page No.
                                                           -------
   1.  Financial Statements

       Report of Independent Accountants                      29
       Consolidated Balance Sheets -
         March 31, 1999 and 1998                              30
       Consolidated Statements of Earnings -
         Years ended March 31, 1999, 1998 and 1997            32
       Consolidated Statements of Changes in Stockholders'
         Equity - Years ended March 31, 1999, 1998 and 1997   33
       Consolidated Statements of Comprehensive Income -
         Years ended March 31, 1999, 1998 and 1997            35
       Consolidated Statements of Cash Flows - Years ended
         March 31, 1999, 1998 and 1997                        36
       Notes to Consolidated Financial Statements             38

   2.  Additional Information

       Summary of Earnings of Independent Trailer Fleets      69
       Notes to Summary of Earnings of Independent
         Trailer Fleets                                       70

   3. Financial Statement Schedules required to be filed by Item 8 and Paragraph (d) of this Item 14

       Condensed Financial Information of Registrant --
         Schedule I                                           72
       Supplemental Information (For Property-Casualty
         Insurance Underwriters) -- Schedule V                76

   All   other  schedules  are  omitted  as  the  required  information  is  not applicable  or  the information is presented in the financial  statements  or related notes thereto.

(b) A report of Form 8-K was dated on April 5, 1999 in connection with the Company's issuance of $150,000,000 of 7.20% Senior Notes due 2002.

(c) Exhibits

       Exhibit No.              Description
       -----------              -----------

          2.1     Order Confirming Plan (1)
          2.2     Second Amended and Restated Debtor's Plan of
                    Reorganization Proposed by Edward J. Shoen (1)
          3.1     Restated Articles of Incorporation (2)
          3.2     Restated By-Laws of AMERCO as of August 27, 1996 (3)
          4.1     Debt Securities Indenture dated May 1, 1996 (1)
          4.2     First Supplemental Indenture, Dated as of May 6, 1996 (4)
          4.3     Rights Agreement, dated as of August 7, 1998 (13)
          4.5     Second Supplemental Indenture, Dated as of October 22, 1997
                  (11)
          4.6     Calculation Agency Agreement (11)
          4.7     6.65%-AMERCO Series 1997 A Bond Backed Asset Trust
                  Certificates ("Bats") Due October 15, 1999 (11)
          4.8     Indenture dated September 10, 1996 (9)
          4.9     First Supplemental Indenture dated September 10, 1996 (9)
          4.10    Senior Indenture dated April 1, 1999 (14)
          4.11    First Supplemental Indenture dated April 5, 1999 (14)
         10.1*    AMERCO Employee Savings, Profit Sharing and
                    Employee Stock Ownership Plan (5)
         10.2     U-Haul Dealership Contract (5)
         10.3     Share Repurchase and Registration Rights Agreement with
                    Paul F. Shoen (5)
         10.4     AMERCO Stock Option and Incentive Plan (5)
         10.5     ESOP Loan Credit Agreement (6)
         10.6     ESOP Loan Agreement (6)
         10.7     Trust Agreement for the AMERCO Employee Savings,
                    Profit Sharing and Employee Stock Ownership Plan (6)
         10.8     Amended Indemnification Agreement (6)
         10.9     Indemnification Trust Agreement (6)
         10.10    Promissory Note between SAC Holding Corporation
                    and a subsidiary of AMERCO (12)
         10.11    Promissory Notes between Four SAC Self-Storage Corporation and a subsidiary of AMERCO (12)
         10.12    Management Agreement between Three SAC Self-Storage
                    Corporation and a subsidiary of AMERCO (12)
         10.13    Management Agreement between Four SAC Self-Storage Corporation and a subsidiary of AMERCO (12)
         10.14    Agreement, dated October 17, 1995, among AMERCO, Edward J.
                    Shoen, James P. Shoen, Aubrey K. Johnson, John M. Dodds
                    and William E. Carty (8)
         10.15    Directors' Release, dated October 17, 1995, executed by
                    Edward J. Shoen, James P. Shoen, Aubrey K. Johnson,
                    John M. Dodds and William E. Carty in favor of AMERCO (8)
         10.16    AMERCO Release, dated October 17, 1995, executed by AMERCO in favor of Edward J. Shoen, James P. Shoen, Aubrey K.
                    Johnson, John M. Dodds and William E. Carty (8)
         10.17    Series B Preferred Stock Purchase Agreement, dated as of
                    August 30, 1996 (3)
         10.18    Series B Preferred Stock Amended and Restated Side Agreement,
                    dated as of June 1, 1997 (10)
         10.20    Settlement Agreement between AMERCO and Sophia Shoen (10)
         10.21    Management Agreement between Five SAC Self-Storage
                    Corporation and a subsidiary of AMERCO
         10.22    Management Agreement between Eight SAC Self-Storage
                    Corporation and a subsidiary of AMERCO
         10.23    Management Agreement between Nine SAC Self-Storage
                    Corporation and a subsidiary of AMERCO
         10.24    Management Agreement between Ten SAC Self-Storage Corporation and a subsidiary of AMERCO

* Indicates compensatory plan arrangement

(c) Exhibits, continued


         12       Statements Re:  Computation of Ratios
         21       Subsidiaries of AMERCO
         23       Consent of Independent Accountants
         27       Financial Data Schedule
________________

(1)  Incorporated by reference to AMERCO's Registration Statement on Form S-3,
     Registration no. 333-1195.
(2) Incorporated by reference to AMERCO's Quarterly Report on Form 10-Q for the quarter ended December 31, 1992, file no. 0-7862.
(3) Incorporated by reference to AMERCO's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, file no. 0-7862.
(4)  Incorporated by reference to AMERCO's Current Report on Form 8-K, dated
     May 6, 1996.
(5) Incorporated by reference to AMERCO's Annual Report on Form 10-K for the year ended March 31, 1993, file no. 0-7862.
(6) Incorporated by reference to AMERCO's Annual Report on Form 10-K for the year ended March 31, 1990, file no. 0-7862.
(7) Incorporated by reference to AMERCO's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994, file no. 0-7862.
(8) Incorporated by reference to AMERCO's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, file no. 0-7862.
(9)  Incorporated by reference to AMERCO's Current Report on Form 8-K dated
     September 6, 1996.
(10) Incorporated by reference to AMERCO's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, file no. 0-7862.
(11) Incorporated by reference to AMERCO's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997, file no. 0-7862.
(12) Incorporated by reference to AMERCO's Annual Report on Form 10-K for the year ended March 31, 1997, file no. 0-7862.
(13) Incorporated by reference to AMERCO's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, file no. 0-7862.
(14) Incorporated  by  reference to AMERCO's Current Report on Form 8-K dated
     April 5, 1999, file no. 0-7862.








                         REPORT OF INDEPENDENT ACCOUNTANTS
                         ---------------------------------



To the Board of Directors
and Stockholders of AMERCO

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 26 present fairly, in all material respects, the financial position of AMERCO and its subsidiaries at March 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1999, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules listed in the index appearing under
Item 14(a)(3) on page 26 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 1 to the consolidated financial statements, the Company implemented Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" in fiscal 1999.

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



PricewaterhouseCoopers LLP

Phoenix, Arizona
June 24, 1999


                            AMERCO AND CONSOLIDATED SUBSIDIARIES

                                Consolidated Balance Sheets

                                        March 31,


Assets                                               1999        1998
                                                ----------------------
                                                      (in thousands)


Cash and cash equivalents                      $    44,505      31,606
Trade receivables, net                             173,050     210,785
Notes and mortgage receivables, net                217,910     106,835
Inventories, net                                    80,159      68,887
Prepaid expenses                                    16,363      21,154
Investments, fixed maturities                      900,995     886,873
Investments, other                                 181,892     164,064
Deferred policy acquisition costs                   63,283      44,255
Other assets                                       114,522     103,062
                                                ----------------------

Property, plant and equipment, at cost:
   Land                                            196,960     208,028
   Buildings and improvements                      806,421     838,419
   Furniture and equipment                         234,894     214,513
   Rental trailers and other rental
     equipment                                     186,660     179,225
   Rental trucks                                   992,418     939,561
                                                ----------------------
                                                 2,417,353   2,379,746
   Less accumulated depreciation                 1,122,529   1,103,990
                                                ----------------------

     Total property, plant and equipment         1,294,824   1,275,756
                                                ----------------------
































Total Assets                                   $ 3,087,503   2,913,277
                                                ======================






The accompanying notes are an integral part of these consolidated financial statements.

                            AMERCO AND CONSOLIDATED SUBSIDIARIES

                                Consolidated Balance Sheets

                                        March 31,







Liabilities and Stockholders' Equity                 1999        1998
                                                ----------------------
                                                (in thousands, except
                                              share and per share data)
Liabilities:
   Accounts payable and accrued
     expenses                                  $   169,185     144,201
   Notes and loans payable                       1,114,748   1,025,323
   Policy benefits and losses, claims
     and loss expenses payable                     546,599     592,642
   Liabilities from premium deposits               457,759     425,347
   Cash overdraft                                   28,169      21,414
   Other policyholders' funds and
     liabilities                                    48,889      34,911
   Deferred income                                  41,549      45,298
   Deferred income taxes                            64,580      29,082
                                                ----------------------

Stockholders' equity:
   Serial preferred stock, with or
     without par value, 50,000,000
     shares authorized -
     Series A preferred stock, with no par
        value, 6,100,000 shares authorized;
        6,100,000 shares issued and
        outstanding as of March 31, 1999
        and 1998                                       -           -
     Series B preferred stock, with no par
        value, 100,000 shares authorized;
        25,000 and 75,000 shares issued
        and outstanding as of March 31,
        1999 and 1998, respectively                    -           -
   Serial common stock, with or without
     par value, 150,000,000 shares
     authorized -
     Series A common stock of $0.25 par
        value, 10,000,000 shares
        authorized; 5,762,495 shares
        issued as of March 31, 1999 and 1998         1,441       1,441
   Common stock of $0.25 par value,
     150,000,000 shares authorized;
     36,487,505 issued as of March 31,
     1999 and 1998                                   9,122       9,122
   Additional paid-in capital                      299,905     313,444
   Accumulated other comprehensive income          (17,740)     (9,384)
   Retained earnings                               703,322     658,227
                                                ----------------------
                                                   996,050     972,850
   Less:
     Cost of common shares in treasury, net
      (19,635,913 shares as of March 31,
      1999 and 1998)                               363,533     359,723
     Unearned employee stock
       ownership plan shares                        16,492      18,068
                                                ----------------------
          Total stockholders' equity               616,025     595,059

Contingent liabilities and commitments           _____________________


Total Liabilities and Stockholders' Equity     $ 3,087,503   2,913,277
                                                ======================






The accompanying notes are an integral part of these consolidated financial statements.

                            AMERCO AND CONSOLIDATED SUBSIDIARIES

                               Consolidated Statements of Earnings

                                      Years ended March 31,

                                             1999        1998        1997
                                   --------------------------------------------
                                 (in thousands, except share and per share data)
Revenues
  Rental revenue                      $  1,074,220   1,018,699     973,783
  Net sales                                181,273     176,249     172,968
  Premiums                                 226,847     164,613     163,603
  Net investment and interest income        69,592      65,048      75,025
                                        ----------------------------------
       Total revenues                    1,551,932   1,424,609   1,385,379

Costs and expenses
  Operating expenses                       885,292     817,938     778,655
  Cost of sales                            106,789     101,699     103,817
  Benefits and losses                      176,560     175,576     174,130
  Amortization of deferred
    acquisition costs                       20,215      14,194      16,493
  Lease expense                            118,742      89,879      85,973
  Depreciation, net                         73,066      69,655      66,742
                                        ----------------------------------
       Total costs and expenses          1,380,664   1,268,941   1,225,810

Earnings from operations                   171,268     155,668     159,569

  Interest expense                          73,658      79,369      76,041
                                        ----------------------------------

Pretax earnings                             97,610      76,299      83,528

Income tax expense                         (35,101)    (27,643)    (29,344)
                                        ----------------------------------
Earnings from operations before
  extraordinary loss on early
  extinguishment of debt                    62,509      48,656      54,184
Extraordinary loss on early
  extinguishment of debt, net                  -       (13,672)     (2,319)
                                        ----------------------------------
      Net earnings                    $     62,509      34,984      51,865
                                        ==================================

Earnings per common share (both
  basic and diluted):
  Earnings from operations
    before extraordinary loss on
    early extinguishment of debt      $       2.07        1.28        1.44
  Extraordinary loss on early
    extinguishment of debt, net                 -        (0.62)      (0.09)
                                        ----------------------------------
      Net earnings                    $       2.07        0.66        1.35
                                        ==================================

Weighted average common
  shares outstanding                    21,937,686  21,896,101  25,479,651
                                        ==================================



The accompanying notes are an integral part of these consolidated financial statements.

                            AMERCO AND CONSOLIDATED SUBSIDIARIES

                     Consolidated Statements of Changes in Stockholders' Equity

                                       Years ended March 31,

                                              1999      1998      1997
                                            ---------------------------
                                               (in thousands, except
                                              share and per share data)
Series A common stock of $0.25 par
  value:  10,000,000 shares
  authorized, 5,762,495 shares issued
  in 1999, 1998 and 1997
    Beginning and end of year             $   1,441     1,441     1,441
                                           ----------------------------
Common stock of $0.25 par value:
  150,000,000 shares authorized in
  1999, 1998 and 1997,
    Beginning of year                         9,122     9,122     8,559
      Issuance of common stock                  -         -         563
                                           ----------------------------
    End of year                               9,122     9,122     9,122
                                           ----------------------------

Additional paid-in capital:
    Beginning of year                       313,444   337,933   165,756
      Issuance of preferred stock               -         -      98,546
      Repurchase of preferred stock         (50,000)  (25,000)       -
      Issuance of common stock                  -         -      73,146
      Gain on sale of property
        to related party, net                35,996       -         -

      Issuance of common shares under
        leveraged employee stock
        ownership plan                          465       511       485
                                           ----------------------------
    End of year                             299,905   313,444   337,933
                                           ----------------------------

Accumulated other comprehensive income:
    Beginning of year                        (9,384)   (9,722)     (780)
      Foreign currency translation           (6,736)   (4,542)   (2,256)
  Fair market value of
        cash flow hedge                      (3,631)      -         -
      Unrealized gain (loss) on
        investments                           2,011     4,880    (6,686)
                                           ----------------------------

    End of year                             (17,740)   (9,384)   (9,722)
                                           ----------------------------










The accompanying notes are an integral part of these consolidated financial statements.

                          AMERCO AND CONSOLIDATED SUBSIDIARIES

          Consolidated Statements of Changes in Stockholders' Equity, continued

                                  Years ended March 31,


                                         1999      1998      1997
                                       ----------------------------
                                          (in thousands, except
                                         share and per share data)
Retained earnings:
    Beginning of year                   658,227   644,009   609,019
      Net earnings                       62,509    34,984    51,865
      Preferred stock dividends paid:
        Series A ($2.13 per share for
          1999, 1998 and 1997)          (12,964)  (12,964)  (12,964)
        Series B ($97.44, $81.04 and
         $39.11 per share for 1999,
          1998 and 1997, respectively)   (4,450)   (7,802)   (3,911)
                                        ---------------------------

    End of year                         703,322   658,227   644,009
                                        ---------------------------

Less Treasury stock:
    Beginning of year                   359,723   359,723   111,118
      Net increase                        3,810       -     248,605
                                        ---------------------------

    End of year                         363,533   359,723   359,723
                                        ---------------------------

Less Unearned employee stock
  ownership plan shares:
    Beginning of year                    18,068    20,740    23,329
      Purchase of shares                    401         5         2
      Repayments from loan               (1,977)   (2,677)   (2,591)
                                        ---------------------------

    End of year                          16,492    18,068    20,740
                                        ---------------------------

Total stockholders' equity            $ 616,025   595,059   602,320
                                        ===========================











The accompanying notes are an integral part of these consolidated financial statements.


                            AMERCO AND CONSOLIDATED SUBSIDIARIES

                      Consolidated Statements of Comprehensive Income

                                   Years ended March 31,


                                          1999      1998      1997
                                         ----------------------------
                                               (in thousands)
Comprehensive Income:
   Net earnings                        $   62,509    34,984    51,865
    Other comprehensive income
     Foreign currency translation          (6,736)   (4,542)   (2,256)
     Fair market value of
       cash flow hedge                     (3,631)      -         -
     Unrealized gain (loss) on
       investments                          2,011     4,880    (6,686)
                                         ----------------------------

    Total Comprehensive Income         $   54,153    35,322    42,923
                                         ============================




























The accompanying notes are an integral part of these consolidated financial statements.


                            AMERCO AND CONSOLIDATED SUBSIDIARIES

                           Consolidated Statements of Cash Flows

                                   Years ended March 31,


                                         1999      1998      1997
                                      ----------------------------
                                              (in thousands)
Cash flows from operating
  activities:
Net earnings                        $   62,509    34,984    51,865
  Depreciation and amortization        114,102   113,822    94,364
  Provision for losses on accounts
    receivable                           4,648     4,108     3,465
  Net gain on sale of real and
    personal property                     (524)   (1,776)   (7,979)
  Gain on sale of investments           (3,372)     (944)     (728)
  Changes in policy liabilities
    and accruals                       (23,448)   37,021      (403)
  Additions to deferred policy
    acquisition costs                  (40,859)  (10,010)  (13,065)
  Net change in other operating
    assets and liabilities              46,493     3,410    26,704
                                      ----------------------------
Net cash provided by operating
  activities                           159,549   180,615   154,223

Cash flows from investing
  activities:
  Purchases of investments:
    Property, plant and equipment     (298,495) (392,298) (203,943)
    Fixed maturities                  (213,107) (123,832) (189,763)
    Common stock                        (2,553)   (8,573)      -
    Preferred stock                    (21,700)   (4,054)  (10,875)
    Other asset investment                 -     (24,500)      -
    Real estate                           (334)      -         -
    Mortgage loans                     (93,243)  (42,125)  (81,464)
  Proceeds from sales of
    investments:
    Property, plant and equipment      205,211   291,321   240,787
    Fixed maturities                   223,114   131,334   206,995
    Common stock                         2,571       -         -

    Preferred stock                      3,538     1,015        59
    Real estate                          5,622     1,331       934
    Mortgage loans                      21,826    25,576   115,989
  Changes in other investments         (37,232)  (16,699)    5,402
                                      ----------------------------
Net cash provided (used) by
  investing activities                (204,782) (161,504)   84,121



The accompanying notes are an integral part of these consolidated financial statements.

                            AMERCO AND CONSOLIDATED SUBSIDIARIES

                      Consolidated Statements of Cash Flows, continued

                                    Years ended March 31,


                                         1999      1998      1997
                                      ----------------------------
                                              (in thousands)
Cash flows from financing
  activities:
  Net change in short-term
    borrowings                         135,836   122,500  (347,000)
  Proceeds from notes                      -     300,000   562,300
  Debt issuance costs                     (415)   (2,956)   (6,240)
  Leveraged Employee Stock
    Ownership Plan:
     Purchase of shares                   (401)       (5)       (2)
     Repayments from loan                1,977     2,677     2,591
  Principal payments on notes          (46,411) (380,727) (229,970)
  Issuance of preferred stock              -         -      98,546
  Repurchase of preferred stock        (50,000)  (25,000)      -
  Issuance of common stock                 -         -      73,709
  Extraordinary loss on early
    extinguishment of debt, net            -     (13,672)   (2,319)
  Net change in cash overdraft           6,755    (2,192)   (8,553)
  Preferred stock dividends paid       (17,414)  (20,766)  (16,875)
  Treasury stock acquisitions, net      (3,810)      -    (248,605)
  Deferred tax-treasury stock              -         -     (80,997)
  Investment contract deposits          93,688    51,943    81,678
  Investment contract withdrawals      (61,673)  (61,059)  (57,789)
  Escrow deposit                           -         -     (48,234)
                                      ----------------------------

Net cash provided (used) by
  financing activities                  58,132   (29,257) (227,760)
                                      ----------------------------

Increase (decrease) in cash
  and cash equivalents                  12,899   (10,146)   10,584
Cash and cash equivalents at
  beginning of year                     31,606    41,752    31,168
                                      ----------------------------
Cash and cash equivalents at
  end of year                       $   44,505    31,606    41,752
                                      ============================














The accompanying notes are an integral part of these consolidated financial statements.






                      AMERCO AND CONSOLIDATED SUBSIDIARIES

                   Notes to Consolidated Financial Statements


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION
     AMERCO, a Nevada corporation (AMERCO), is the holding company for U-Haul
International, Inc. (U-Haul), Amerco Real Estate Company (Real Estate),
Republic Western Insurance Company (Republic) and Oxford Life Insurance Company
(Oxford).  All references to a fiscal year refer to AMERCO's fiscal year ended
March 31 of that year.

PRINCIPLES OF CONSOLIDATION
     The consolidated financial statements include the accounts of the parent corporation, AMERCO, and its wholly-owned subsidiaries. All material intercompany accounts and transactions of AMERCO and its subsidiaries have been eliminated.

     Republic and Oxford have been consolidated on the basis of calendar years ended December 31. Accordingly, all references to the years 1998, 1997 and 1996 correspond to AMERCO's fiscal years 1999, 1998 and 1997, respectively.

     The operating results and financial position of AMERCO's consolidated insurance operations are determined as of December 31 of each year. There were no effects related to intervening events between January 1 and March 31 of 1999, 1998 or 1997 that would materially affect the consolidated financial position or results of operations for the financial statements presented herein. See Note 20 of Notes to Consolidated Financial Statements for additional information regarding the insurance subsidiaries.

DESCRIPTION OF BUSINESS
     Moving and self-storage operations consist of the rental of trucks and trailers, sale of moving aids such as boxes and the rental of self-storage spaces to the do-it-yourself mover. Operations are under the registered tradename U-Haul<REGISTERED TRADEMARK> throughout the United States and Canada.

     Real Estate owns approximately 90% of AMERCO's real estate assets, including U-Haul's Center and Storage locations. The remainder of the properties are owned by various U-Haul entities. Real Estate is responsible for managing all of the properties including the environmental risks of the properties. Real Estate is responsible for the purchase of all properties used by AMERCO or any of its subsidiaries. Real Estate also handles all of the dispositions (sale and lease) of unused real estate.

     Republic originates and reinsures property and casualty type insurance products for various market participants, including independent third parties, U-Haul's customers, independent dealers and AMERCO.

     Oxford originates and reinsures annuities, life, credit life and disability, health and Medicare supplement insurance. Oxford also administers the self-insured employee health and dental plans for the employees of AMERCO.

FOREIGN CURRENCY
     The consolidated financial statements include the accounts of U-Haul Co.
(Canada) Ltd., a subsidiary of U-Haul.   The assets and liabilities,
denominated in foreign currency, are translated into U.S. dollars at the exchange rate as of the balance sheet date.  Revenue and expense amounts are translated at average monthly exchange rates.  The related translation gains or losses are included in the Consolidated Statements of Changes in Stockholders'
Equity and Consolidated Statements of Comprehensive Income.

ACCOUNTING ESTIMATES
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS
     AMERCO considers liquid investments with an original maturity of three months or less to be cash equivalents ($1,000,000 and $6,568,000 as of March
31, 1999 and 1998, respectively).

                      AMERCO AND CONSOLIDATED SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

RECEIVABLES
     Accounts receivable include trade accounts from customers and dealers.
Republic and Oxford receivables include premiums and agents' balances due, net
of commissions payable and amounts due from ceding reinsurers.   Accounts
receivable are reduced by amounts considered by management to be uncollectible based on historical collection loss experience and a review of the current status of existing receivables.

     Notes and mortgage receivables include accrued interest and are reduced by discounts and amounts considered by management to be uncollectible.

INVENTORIES
     Inventories are valued at the lower of cost or market. Cost is primarily determined using the LIFO (last-in, first-out) method.

INVESTMENTS
     Fixed maturities consist of bonds and redeemable preferred stocks. Fair values for investments are based on quoted market prices, dealer quotes or discounted cash flows. Fixed maturities are classified as follows:

     Held-to-maturity - recorded at cost adjusted for the amortization of premiums or accretion of discounts.
     Available-for-sale - recorded at fair value with unrealized gains or losses reported on a net basis in the Consolidated Statements of Changes in Stockholders' Equity. Gains and losses on the sale of these securities are reported as a component of revenues using the specific identification method.
     Trading portfolio - AMERCO does not currently maintain a trading portfolio.
     Mortgage loans & notes on real estate held by AMERCO's subsidiaries - at unpaid balances, net of allowance for possible losses and any unamortized premium or discount.
     Real estate - at cost less accumulated depreciation.
     Policy loans - at their unpaid balance.

     Investment income is recognized as such:
       Interest on bonds and mortgage loans & notes - recognized when earned.
       Dividends on common and redeemable preferred stocks - recognized on ex-
         dividend dates.
       Realized gains and losses on the sale of investments - recognized at the trade date and included in revenues using the specific identification method.

     Short-term investments consist of other securities scheduled to mature within one year of their acquisition date. See Note 4 of Notes to Consolidated
Financial Statements.

DEFERRED POLICY ACQUISITION COSTS
     Commissions and other costs which vary with and are primarily related to the production of new business, have been deferred.
     Oxford - costs are amortized in relation to revenue such that profits are realized as a level percentage of revenue.
     Republic - costs are amortized over the related contract period which generally do not exceed one year.

                      AMERCO AND CONSOLIDATED SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

PROPERTY, PLANT AND EQUIPMENT
     Property, plant and equipment are carried at cost and are depreciated on the straight-line and accelerated methods over the estimated useful lives of the assets. Building and non-rental equipment have estimated lives ranging from three to fifty-five years, while rental equipment have estimated lives ranging from one to twenty years. Maintenance is charged to operating expenses as incurred, while renewals and betterments are capitalized. Major overhaul costs are amortized over the estimated period benefited. Gains and losses on dispositions are netted against depreciation expense when realized. Interest costs incurred as part of the initial construction of assets are capitalized.
Interest expense of $909,000, $2,210,000 and $3,430,000 was capitalized during fiscal years 1999, 1998 and 1997, respectively. During fiscal year 1998, U-Haul increased the estimated salvage value and useful lives of certain rental equipment. The effect of the change increased net earnings for fiscal year
1998 by $9,268,000 ($0.42 per share).

     Certain recoverable environmental costs related to the removal of underground storage tanks or related contamination are capitalized and depreciated over the estimated useful lives of the properties. The capitalized costs improve the safety or efficiency of the property as compared to when the property was originally acquired or are incurred in preparing the property for sale.

     At March 31, 1999, the carrying value of AMERCO's real estate that is no longer necessary for use in its current operations, and available for sale/lease, was approximately $22,467,000. Such properties available for sale are carried at cost, less accumulated depreciation; which in the aggregate, is less than fair market value.

FINANCIAL INSTRUMENTS
     AMERCO enters into interest rate swap agreements to reduce its floating interest rate exposure; AMERCO does not use the agreements for trading purposes. Amounts to be paid or received under the agreements are accrued.
Although AMERCO is exposed to credit loss for the interest rate differential in the event of nonperformance by the counterparties to the agreements, it does not anticipate nonperformance by the counterparties.

     AMERCO has mortgage receivables which potentially expose AMERCO to credit risk. The portfolio of notes is principally collateralized by mini-warehouse storage facilities and other residential and commercial properties. AMERCO has not experienced losses related to the notes from individual notes or groups of notes in any particular industry or geographic area. The estimated fair values were determined using the discounted cash flow method, using interest rates currently offered for similar loans to borrowers with similar credit ratings.

Fair value summary of note and mortgage receivables:

                          March 31, 1999                March 31, 1998
                     ----------------------        ----------------------
                     Carrying    Estimated         Carrying    Estimated
                       value     fair value          value     fair value
                     ----------------------        ----------------------
                          (in thousands)                (in thousands)
                    $ 214,521     216,389         $ 105,720      107,921
                     ======================        ======================

     Other financial instruments that are subject to fair value disclosure requirements are carried in the financial statements at amounts that approximate fair value, unless elsewhere disclosed. See below, as well as Notes 4 and 5 of Notes to Consolidated Financial Statements.

     AMERCO's financial instruments that are exposed to concentrations of credit risk consist primarily of temporary cash investments, trade receivables and notes receivable. AMERCO places its temporary cash investments with financial institutions and limits the amount of credit exposure to any one financial institution. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers and their dispersion across many different industries and geographic areas. As discussed in Note 2 of Notes to Consolidated Financial Statements at March 31, 1999 and
1998 notes receivable are primarily due from one related party.

                      AMERCO AND CONSOLIDATED SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

POLICY BENEFITS AND LOSSES, CLAIMS AND LOSS EXPENSES PAYABLE
     Liabilities for policy benefits payable on traditional life and certain annuity policies are established in amounts adequate to meet estimated future obligations on policies in force. These liabilities are computed using mortality and withdrawal assumptions which are based upon recognized actuarial tables and contain margins for adverse deviation. At December 31, 1998, interest assumptions used to compute policy benefits payable range from 2.5% to 11.25%.

     The liability for annuity policies, which are accounted for as investment contract deposits, consists of policy account balances that accrue to the benefit of the policyholders, excluding surrender charges. Fair value of investment contract deposits were $457,757,000 and $391,732,000 at December 31, 1998 and 1997, respectively.

     Liabilities for health and disability and other policy claims and benefits payable  represent  estimates of payments to be made on  insurance  claims  for
reported  losses and estimates of losses incurred but not yet reported.   These
estimates are based on past claims experience and consider current claim trends as well as social and economic conditions.

     Republic's liability for reported and unreported losses are based on Republic's historical and industry averages. The liability for unpaid loss adjustment expenses is based on historical ratios of loss adjustment expenses paid to losses paid. Amounts recoverable from reinsurers on unpaid losses are estimated in a manner consistent with the claim liability associated with the reinsured policy. Adjustments to the liability for unpaid losses and loss expenses as well as amounts recoverable from reinsurers on unpaid losses are charged or credited to expense in periods in which they are made.

RENTAL REVENUE
     U-Haul recognizes its share of rental revenue less commission on the accrual basis pursuant to contractual arrangements between AMERCO and its fleet owners, rental dealers and customers. See Note 10 of Notes to Consolidated
Financial Statements for further discussion.

PREMIUM REVENUE
     Credit life and disability, Medicare supplement and property-casualty gross premiums are earned on a pro rata basis over the term of the related contracts. The portion of premiums not earned at the end of the period is recorded as unearned premiums. Traditional life and annuity premiums are recognized as revenue when due from policyholders. Revenue for annuity policies which are accounted for as investment contracts are included in net investment income as investment margins until the policyholder annuitizes, at which time the policyholders fund balance is recognized as premium.

REINSURANCE
     Reinsurance premiums, commissions and expense reimbursements, related to ceded business, are accounted for on a basis consistent with those used in accounting for the original policies issued and the terms of the reinsurance contracts. Premiums ceded to other companies have been reported as a reduction of premium income. Assets and liabilities relating to ceded contracts are reported gross of the effects of reinsurance. See also "Policy Benefits And
Losses, Claims And Loss Expenses Payable" above.

INCOME TAXES
     AMERCO files a consolidated federal income tax return with its subsidiaries. In addition to charging income for taxes paid or payable, the provision for income taxes reflects deferred income taxes resulting from changes in temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. The effect on deferred income taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

                      AMERCO AND CONSOLIDATED SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

NEW ACCOUNTING STANDARDS
     On October 1, 1998, AMERCO implemented Statement of Financial Accounting
Standards No. 133, "Accounting for Derivative Instruments and Hedging
Activities". This statement standardizes the accounting for derivative instruments by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. It also provides for matching the timing of gain or loss recognition on the hedging instrument with the recognition of (a) the changes in the fair value of hedged asset or liability attributable to the hedged risk or (b) the earnings effect of the hedged forecasted transaction. As of March 31, 1999, AMERCO recorded an after tax adjustment of $3,631,000 to accumulated other comprehensive income recognizing the fair value of derivatives designated as cash flow hedges. AMERCO uses interest rate swap agreements to potentially mitigate the impact of changes in interest rates on its variable rate debt.
For the year ended March 31, 1999, AMERCO recognized $89,000 as interest expense, representing the ineffectiveness of the cash flow hedging activity.
At time of implementation, an entity may reclassify held-to-maturity securities as available-for-sale. Republic transferred $56,485,000 (carrying value) to available-for-sale from held-to-maturity at time of implementation. The market value of these securities was $60,314,000 at the date of transfer with a transition adjustment of $3,829,000.

     Other pronouncements issued by the Financial Accounting Standards Board adopted during the year are not material to the consolidated financial statements of AMERCO. Further, pronouncements with future effective dates are either not applicable or not material to the consolidated financial statements of AMERCO.

EARNINGS PER SHARE
     Basic earnings per common share are computed based on the weighted average number of shares outstanding for the year and quarterly periods, excluding shares of the employee stock ownership plan that have not been committed to be released. Preferred dividends include undeclared or unpaid dividends of AMERCO. Net income is reduced for preferred dividends for the purpose of the calculation. The calculation of diluted earnings per share in fiscal year 1999 included assumed conversions of the Series B preferred stock into common stock.
This change has no effect on the calculated earnings per share amount. In fiscal years 1998 and 1997, the assumed conversion of the Series B preferred stock was not included in the calculation of diluted earnings per share because it was antidilutive. Accordingly, basic and diluted earnings per share are equal. See Notes 6 and 8 of Notes to Consolidated Financial Statements for further discussion.

COMPREHENSIVE INCOME
     Comprehensive income consists of net income, foreign currency translation adjustment, unrealized gains and losses on investments and fair market value of cash flow hedges.

FINANCIAL STATEMENT PRESENTATION
     Certain reclassifications have been made to the financial statements for the fiscal years ended 1998 and 1997 to conform with the current year's presentation.

                      AMERCO AND CONSOLIDATED SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued


2.  RECEIVABLES, NET

     A summary of trade receivables follows:

                                                          March 31,
                                                    --------------------
                                                      1999        1998
                                                    --------------------
                                                        (in thousands)

      Trade accounts receivable                   $  12,008      15,994
      Premiums and agents' balances
        in course of collection                      34,896      40,464
      Reinsurance recoverable                       100,662     120,262
      Accrued investment income                      14,032      14,853
      Independent dealer receivable                   4,076       5,131
      Other receivables                               9,382      15,792
                                                    -------------------
                                                    175,056     212,496
      Less allowance for doubtful accounts            2,006       1,711
                                                    -------------------

                                                  $ 173,050     210,785
                                                    ===================

     A summary of notes and mortgage receivables follows:

                                                          March 31,
                                                    --------------------
                                                      1999        1998
                                                    --------------------
                                                        (in thousands)

      Notes receivable, including accrued
        interest from SAC Holding Corporation
        and its subsidiaries                      $ 186,332      67,547
      Notes and mortgage receivables,
        net of discount                              31,648      39,508
                                                    -------------------
                                                    217,980     107,055
      Less allowance for doubtful accounts               70         220
                                                    -------------------

                                                  $ 217,910     106,835
                                                    ===================

     During fiscal 1999, a subsidiary of U-Haul held various senior and junior notes with SAC Holding Corporation and its subsidiaries (SAC Holdings). The voting common stock of SAC Holdings is held by Mark V. Shoen, a major stockholder of AMERCO. U-Haul's subsidiary received interest income of $8,022,000, $6,847,000 and $6,281,000 from SAC Holdings during fiscal years
1999, 1998 and 1997, respectively. No principal payments were received during fiscal year 1999. Principal payments of $1,047,000 and $436,000 were received during fiscal year 1998 and 1997, respectively. The note receivable balance outstanding was, in the aggregate, $179,819,000 and $66,111,000 at March
31, 1999 and 1998, respectively, bearing interest rates ranging from 8.37% to 13.0%. Notes receivable from SAC Holdings includes $526,000 at March 31, 1999 which is secured by land and buildings at various locations.

     During fiscal years 1999, 1998 and 1997, a subsidiary of U-Haul funded the purchase of properties and construction costs for SAC Holdings of $26,116,000, $24,574,000 and $43,125,000, respectively.

     In December 1998, U-Haul and Real Estate completed the sale of twenty-six storage properties to Six SAC Self-Storage Corporation, a subsidiary of SAC
Holdings, for $99,685,000.  Real Estate received cash and notes from the sale.
The gain is reflected in the Consolidated Statements of Changes in Stockholders'
Equity.

     U-Haul currently manages the properties owned by SAC Holdings under a management agreement, whereby U-Haul receives a management fee equal to 6% of the gross receipts from the properties. Management fees of $2,483,000, $1,860,000 and $1,632,000 were received during fiscal years 1999, 1998 and 1997, respectively. The 6% fee is consistent with the fees received by U-Haul for other properties managed by U-Haul.

     Management believes that the foregoing transactions were consummated on terms equivalent to those that prevail in arm's-length transactions.

                      AMERCO AND CONSOLIDATED SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued


3.  INVENTORIES, NET

     A summary of inventory components follows:

                                                     March 31,
                                               --------------------
                                                 1999         1998
                                               --------------------
                                                   (in thousands)
      Truck and trailer parts
        and accessories                      $  54,407       41,880
      Hitches and towing components             15,738       16,418
      Moving aids and promotional items         10,014       10,589
                                               --------------------

                                             $  80,159       68,887
                                               ====================

     Inventories are stated net of reserve for obsolescence of $3,321,000 and $4,217,000 at March 31, 1999 and 1998, respectively. Certain general and administrative expenses are allocated to ending inventories. Such costs remaining in inventory are estimated at $12,082,000 at fiscal years 1999 and 1998. For fiscal years 1999, 1998 and 1997, aggregate general and administrative costs were $566,592,000, $526,431,000 and $511,473,000, respectively.

     LIFO inventories, which represent approximately 98% of total inventories at March 31, 1999 and 1998, would have been $4,835,000 and $4,716,000 greater at March 31, 1999 and 1998, respectively, if the consolidated group had used the FIFO (first-in, first-out) method.

                      AMERCO AND CONSOLIDATED SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued


4.  INVESTMENTS

     A comparison of amortized cost to estimated market value for fixed maturities is as follows:

December 31, 1998
-----------------
                     Par Value               Gross       Gross    Estimated
Consolidated         or number  Amortized  unrealized  unrealized   market
Held-to-Maturity     of shares     cost      gains       losses      value
                     ------------------------------------------------------
                                          (in thousands)
U.S. treasury
  securities
  and government
  obligations        $  23,248  $  22,518        449       (131)    22,836
U.S. government
  agency mortgage-
  backed securities  $  29,722     29,647        405       (166)    29,886
Obligations of
  states and
  political
  subdivisions       $   1,500      1,520        163        -        1,683
Corporate
  securities         $  99,068    100,254      3,100       (259)   103,095
Mortgage-backed
  securities         $  52,082     51,314      1,150        (52)    52,412
Redeemable preferred
  stocks                 4,634    117,703      1,927     (1,589)   118,041
                                  ----------------------------------------

                                  322,956      7,194     (2,197)   327,953
                                  ----------------------------------------

December 31, 1998
-----------------
                     Par Value               Gross       Gross    Estimated
Consolidated         or number  Amortized  unrealized  unrealized   market
Available-for-Sale   of shares     cost      gains       losses      value
                     ------------------------------------------------------
                                          (in thousands)
U.S. treasury
  securities and
  government
  obligations        $  32,660  $  37,381      2,572         -      39,953
U.S. government
  agency mortgage-
  backed securities  $  41,128     40,757      1,263          (1)   42,019
Obligations of
  states and
  political
  subdivisions       $  16,710     16,874        816         (17)   17,673
Corporate
  securities         $ 396,024    398,828     15,402      (2,851)  411,379
Mortgage-backed
  securities         $  35,419     35,235      1,177         (12)   36,400
Redeemable preferred
  stocks                 1,321     33,266      1,327        (104)   34,489
                                  ----------------------------------------

                                  562,341     22,557      (2,985)  581,913
                                  ----------------------------------------

       Total                    $ 885,297     29,751      (5,182)  909,866
                                  ========================================

                      AMERCO AND CONSOLIDATED SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued


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
                                  ========================================

     Fixed maturities estimated market values are based on publicly quoted market prices at the close of trading on December 31, 1998 or December 31, 1997, as appropriate.

                      AMERCO AND CONSOLIDATED SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued


4.  INVESTMENTS, continued

     The amortized cost and estimated market value of debt securities by contractual maturity are shown below. Expected maturities will differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Consolidated                        December 31, 1998        December 31, 1997
------------                     -----------------------  ----------------------
Held-to-Maturity                  Amortized   Estimated   Amortized   Estimated
                                   cost     market value   cost     market value
                                 -----------------------  ----------------------
                                     (in thousands)          (in thousands)

Due in one year or less        $   12,455      12,479       14,357      14,457
Due after one year through
  five years                       72,459      75,316      103,547     107,376
Due after five years through
  ten years                        17,527      17,739       72,123      74,198
After ten years                     2,850       3,007        5,732       6,504
                                 --------------------     --------------------
                                  105,291     108,541      195,759     202,535

Mortgage-backed securities         99,962     101,371      145,307     146,323
Redeemable preferred stock        117,703     118,041       59,685      60,475
                                 --------------------     --------------------

                                  322,956     327,953      400,751     409,333
                                 --------------------     --------------------


Consolidated                        December 31, 1998        December 31, 1997
------------                     -----------------------  ----------------------
Available-for-Sale                Amortized   Estimated   Amortized   Estimated
                                   cost     market value   cost     market value
                                 -----------------------  ----------------------
                                      (in thousands)          (in thousands)

Due in one year or less            21,437      21,579       20,100      20,231
Due after one year through
  five years                      176,265     181,853      120,446     124,020
Due after five years through
  ten years                       170,249     175,717      140,911     145,618
After ten years                    85,133      89,856       56,904      60,534
                                 --------------------     --------------------
                                  453,084     469,005      338,361     350,403

Mortgage-backed securities         75,992      78,420      117,401     121,173
Redeemable preferred stock         33,266      34,489       13,869      14,546
                                 --------------------     --------------------

                                  562,342     581,914      469,631     486,122
                                 --------------------     --------------------

       Total                  $   885,298     909,867      870,382     895,455
                                 ====================     ====================


     Proceeds from sales of investments in debt securities for the years ended
December 31, 1998, 1997 and 1996 were $53,948,000, $69,252,000 and
$115,886,000, respectively.  Gross gains of $1,472,000, $1,132,000 and
$1,518,000 and gross losses of $164,000, $515,000 and $654,000 were realized on those sales for the years ended December 31, 1998, 1997 and 1996, respectively.

     At December 31, 1998 and 1997 fixed maturities include bonds with an amortized cost of $15,434,000 and $15,443,000, respectively, on deposit with insurance regulatory authorities to meet statutory requirements.

                      AMERCO AND CONSOLIDATED SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued


4.  INVESTMENTS, continued

     Investments, other consists of the following:
                                                            March 31,
                                                     ----------------------
                                                       1999           1998
                                                     ----------------------
                                                          (in thousands)
Short-term investments                             $  67,021         27,267
Mortgage loans                                        56,898         73,979
Equity investment                                     24,500         24,500
Real estate, foreclosed properties                    19,069         22,497
U.S. government securities mutual fund                 5,805          5,883
Policy loans                                           7,217          8,536
Other                                                  1,382          1,402
                                                     ----------------------
                                                   $ 181,892        164,064
                                                     ======================

     A summary of net investment and interest income follows:

                                                   Year ended December 31,
                                                ----------------------------
                                                 1998       1997       1996
                                                ----------------------------
                                                       (in thousands)

      Fixed maturities                      $   64,965     63,467     65,680
      Real estate                                   15        223        279
      Policy loans                                 354        605        519
      Mortgage loans                             6,279      7,187      7,193
      Short-term, amounts held by
        ceding reinsurers, net and
        other investments                        5,965      2,797      1,499
                                                ----------------------------
      Investment income                         77,578     74,279     75,170

      Less investment expenses                  23,733     24,584     25,749
                                                ----------------------------

      Net investment income                     53,845     49,695     49,421
      Interest income                           15,747     15,353     25,604
                                                ----------------------------

      Net investment and interest income    $   69,592     65,048     75,025
                                                ============================

     Short-term investments consist primarily of fixed maturities with a maturity of three months to one year from acquisition date. Mortgage loans, representing first lien mortgages held by the insurance subsidiaries, are carried at unpaid balances, less allowance for possible losses and any unamortized premium or discount. Equity investments and real estate obtained through foreclosures and held for sale are carried at the lower of cost or fair value. U.S. government securities mutual fund is carried at cost which approximates market value. Policy loans are carried at their unpaid balance.

     At December 31, 1998 and 1997, mortgage loans held as investments with a carrying value of $56,898,000 and $73,979,000, respectively, were outstanding.
The estimated fair value of the mortgage loans at December 31, 1998 and 1997 aggregated $60,893,000 and $74,240,000, respectively. The estimated fair values were determined using the discounted cash flow method, using interest rates currently offered for similar loans to borrowers with similar credit ratings.
Investments in mortgage loans, included as a component of investments, are reported net of allowance for possible losses of $81,000 and $507,000 in 1998 and 1997, respectively.

     In February 1997, AMERCO, through its insurance subsidiaries, invested in the equity of a limited partnership in a Texas-based self-storage corporation.
Republic invested $13,500,000 in exchange for a 38% limited partnership and Oxford invested $11,000,000 in exchange for a 31% limited partnership. U-Haul is a 50% owner of a corporation which is a general partner in the Texas-based self-storage corporation. AMERCO has a $10,000,000 note receivable from the corporation.

                      AMERCO AND CONSOLIDATED SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued


5.  NOTES AND LOANS PAYABLE

     Notes and loans payable consist of the following:

                                                          March 31,
                                                   --------------------
                                                       1999       1998
                                                   --------------------
                                                      (in thousands)

      Short-term borrowings, 6.19%
         interest rate                           $    25,337      6,500
      Notes payable to banks under
         revolving lines of credit, unsecured,
            5.25% to 7.75% interest rates            297,000    180,000
      Medium-term notes payable, unsecured,
         6.71% to 8.08% interest
            rates, due through 2027                  317,000    362,000
      Notes payable under Bond Backed Asset Trust,
         unsecured, 6.65% to 7.14% interest
            rates, due through 2033                  300,000    300,000
      Notes payable to public,
         unsecured, 7.85% interest
            rate, due through 2004                   175,000    175,000
      Other notes payable, secured and
         unsecured, 7.00% to 10.00% interest
            rate, due through 2005                       411      1,823
                                                   --------------------
                                                 $ 1,114,748  1,025,323
                                                   ====================

     Other notes payable are secured by land and buildings at various locations with a net carrying value of $7,056,509 at March 31, 1999.

     AMERCO has a revolving credit loan (long-term) available from participating banks under an agreement which provides for a credit line of $400,000,000 through June 30, 2002. Depending on the form of borrowing elected, interest will be based on the London Interbank Offering Rate (LIBOR), prime rate, the federal funds effective rate, or rates determined by a competitive bid. LIBOR loans include a spread based upon the senior debt rates of AMERCO.
Facility fees paid are based upon the amount of credit line.

     At March 31, 1999, AMERCO had borrowed $25,337,000, representing short-term borrowings, from its total uncommitted lines of credit of $42,320,000.

     As of March 31, 1999, loans outstanding under the revolving credit line totaled $297,000,000. Management intends to refinance the borrowings on a long-term basis by either replacing them with long-term obligations, renewing or extending them.


                                      Revolving credit activity       Short-term borrowing
                                              Year ended                   Year ended
                                     --------------------------    -------------------------
                                       1999      1998      1997      1999      1998     1997
                                     --------------------------    -------------------------
                                           (in thousands, except interest rates)
 Weighted average interest rate
   during the year                   5.73%     5.95%     5.76%     5.63%     6.05%    5.87%
 Interest rate
   at year end                       5.33%     5.90%     5.78%     6.19%     6.31%    7.63%
 Maximum amount outstanding
   during the year              $ 297,000   285,000   338,000    39,000    57,000  195,000
 Average amount outstanding
   during the year              $ 220,083   203,250   128,000    21,208    25,208   56,417
 Facility fees                  $     507       564       781       N/A        58      240

                      AMERCO AND CONSOLIDATED SUBSIDIARIES

5.  NOTES AND LOANS PAYABLE, continued

     AMERCO has entered into interest rate swap agreements (SWAPS) to potentially mitigate the impact of changes in interest rates on its floating rate debt. These agreements effectively change AMERCO's interest rate exposure on $85,000,000 of floating rate notes to a weighted average fixed rate of 7.88%. The SWAPS mature at the time the related notes mature. Incremental interest expense associated with SWAP activity was $2,593,000, $2,687,000 and $3,481,000 during 1999, 1998 and 1997, respectively.

     At March 31, 1999, interest rate swap agreements with an aggregate notional amount of $85,000,000 were outstanding. Management estimates that at March 31, 1999 and 1998, AMERCO would be required to pay $5,674,000 and $7,000,000, respectively, to terminate the agreements. Such amounts were determined from current treasury rates combined with swap spreads on agreements outstanding.

     During fiscal 1998, AMERCO extinguished $76,000,000 of 10.27% interest-bearing notes originally due in fiscal 1999 through fiscal 2002. This resulted in an extraordinary loss of $4,044,000, net of tax of $2,371,000 ($0.18 per share).

     In October 1997, AMERCO issued $300,000,000 of Bond Backed Asset Trust Certificates (BATs). The net proceeds were used to initially prepay floating rate indebtedness of AMERCO under revolving credit agreements. Subsequent to the funding of the BATs, AMERCO extinguished $255,071,000 of 6.43% to 8.13% interest-bearing notes originally due in fiscal 1999 through fiscal 2010. This resulted in an extraordinary loss of $9,628,000, net of tax of $5,645,000 ($0.44 per share).

     On July 18, 1996, AMERCO extinguished debt of approximately $76,250,000 by irrevocably placing cash into a trust of U.S. Treasury securities to be used to satisfy scheduled payments of principal and interest. As of March 31, 1999 the remaining amount of debt that is considered extinguished as a result of the defeasance amounted to $3,000,000.

     Certain of AMERCO's credit agreements contain restrictive financial and other covenants, including, among others, covenants with respect to incurring additional indebtedness, maintaining certain financial ratios and placing certain additional liens on its properties and assets. At March 31, 1999, AMERCO was in compliance with these covenants.

     The annual maturities of long-term debt for the next five years adjusted for subsequent activity (if the revolving credit lines are outstanding to maturity), are presented in the table below:

                                          Year Ended
                        ------------------------------------------------
                          2000      2001       2002      2003      2004
                        ------------------------------------------------
                                          (in thousands)
Mortgages             $      51        45         37        30        31
Medium-Term and
  Other Notes            30,010        11     77,512        14   175,016
Revolving Credit            -         -          -     297,000       -
                       -------------------------------------------------
                      $  30,061        56     77,549   297,044   175,047
                       =================================================

     Interest paid in cash amounted to $74,026,000, $76,035,000 and $69,972,000 for 1999, 1998 and 1997, respectively.

     During April 1999, AMERCO issued $150,000,000 of 7.20% Senior Notes due
2002.

                      AMERCO AND CONSOLIDATED SUBSIDIARIES

6.  STOCKHOLDERS' EQUITY

     AMERCO has authorized capital stock consisting of 150,000,000 shares of Common Stock, 150,000,000 shares of Serial Common Stock and 50,000,000 shares of Serial Preferred Stock. The Board of Directors (the Board) may authorize the Serial Common Stock to be issued in such series and on such terms as the Board shall determine. Serial Preferred Stock issuance may be with or without par value.

     AMERCO has issued 6,100,000 shares of 8.5% cumulative, no par, non-voting Series A (Series A) preferred stock. The Series A is not convertible into, or exchangeable for, shares of any other class or classes of stock of AMERCO. Dividends are payable quarterly in arrears and have priority as to dividends over AMERCO's common stock. The Series A is not redeemable prior to December 1, 2000. On or after December 1, 2000, AMERCO, at its option, may redeem all or part of the Series A, for cash at $25.00 per share plus accrued and unpaid dividends to the redemption date.

     On August 30, 1996, AMERCO issued 100,000 shares of its Series B Preferred Stock with no par value for gross proceeds of $100,000,000. Dividends are cumulative with the rate being reset quarterly and have priority as to dividends over AMERCO's Common Stock. The Series B Preferred Stock, as amended, is convertible under certain circumstances into 4,000,000 shares, subject to AMERCO's prior right to redeem the Series B Preferred Stock, of AMERCO's Common Stock, $0.25 par value. As of March 31, 1999, AMERCO has redeemed 75,000 shares.

     On October 14, 1996, AMERCO paid an additional $15,000,000 to L.S. Shoen in settlement of all outstanding disputes pursuant to a Settlement, Mutual Release of All Claims and Confidentiality Agreement (Settlement Agreement), dated October 15, 1996 with AMERCO resolving the lawsuit in the District Court of Clark County, Nevada. The settlement resolves a long-standing dispute between AMERCO and L.S. Shoen regarding L.S. Shoen's entitlement to compensation pursuant to an alleged lifetime employment contract.

     On December 18, 1996, AMERCO sold 2,250,000 shares of Common Stock, $0.25 par value, to the public for $35.00 per share, receiving net proceeds of $74,228,000.

     During the year ended March 31, 1997, pursuant to a judgment in the Shoen Litigation, AMERCO repurchased 12,426,836 shares of Common Stock in exchange for $84,502,000, funded damages of $228,373,000 and paid statutory post-judgment interest of $689,000 and placed funds of $48,234,000 into an escrow account pending the outcome of a dispute involving the entitlement of the plaintiffs to post-bankruptcy petition date interest. The treasury share transaction was recorded net of tax of $80,997,000 for fiscal 1997.

     The plaintiffs included the father, brothers and sisters of Edward J., Mark V., Paul F. and James P. Shoen who are major stockholders of AMERCO, and Edward J., and James P. Shoen who are directors of AMERCO.

     On December 31, 1998, in connection with the resolution of one of the remaining items associated with the treasury stock acquisitions, AMERCO remitted $6,000,000 plus interest to the plaintiffs in the Shoen litigation. The payment is reflected, net of taxes, in the Consolidated Statements of Changes in Stockholders' Equity.

                      AMERCO AND CONSOLIDATED SUBSIDIARIES

7.  ACCUMULATED OTHER COMPREHENSIVE INCOME

     A summary of accumulated comprehensive income components follows:

                                                        Fair market Accumulated
                                Foreign    Unrealized    value of       other
                                currency     gain on    cash flow  comprehensive
                               translation investments    hedge         income
                              --------------------------------------------------
                                                   (in thousands)

   Balance at March 31, 1998  $  (18,675)       9,291          -         (9,384)
   Foreign currency
     translation                  (6,736)         -            -         (6,736)
   Fair market value of
     cash flow hedge,
     net of taxes of $1,955          -            -         (3,631)      (3,631)
   Unrealized gain
     on investments,
     net of taxes of $1,167          -          2,011          -          2,011
                               ------------------------------------------------

   Balance at March 31, 1999  $  (25,411)      11,302       (3,631)     (17,740)
                               ================================================

   Balance at March 31, 1997  $  (14,133)       4,411          -         (9,722)
   Foreign currency
     translation                  (4,542)         -            -         (4,542)
   Unrealized gain
     on investments,
     net of taxes of $2,410          -          4,880          -          4,880
                               ------------------------------------------------

   Balance at March 31, 1998  $  (18,675)       9,291          -         (9,384)
                               ================================================


8.  EARNINGS PER SHARE

     The following table reflects the calculation of the earnings per share:

                                                          Year ended
                                         --------------------------------------
                                                1999          1998        1997
                                         --------------------------------------
                                                (in thousands, except share and
                                                        per share data)
   Earnings from operations before
     extraordinary loss on early
     extinguishment of debt            $     62,509        48,656      54,184
   Less dividends
     on preferred shares                     17,077        20,664      17,456
                                         ------------------------------------
                                             45,432        27,992      36,728
   Extraordinary loss on early
     extinguishment of debt, net                -         (13,672)     (2,319)
                                         ------------------------------------
   Net earnings for per
     share calculation                 $     45,432        14,320      34,409
                                         ====================================

   Earnings per common share (both
     basic and diluted):
   Earnings from operations before
     extraordinary loss on early
     extinguishment of debt            $       2.07          1.28        1.44
   Extraordinary loss on early
      extinguishment of debt, net                -          (0.62)      (0.09)
                                         ------------------------------------
        Net earnings                   $       2.07          0.66        1.35
                                         ====================================

   Weighted average common
     shares outstanding                   21,937,686   21,896,101  25,479,651
                                         ====================================

                      AMERCO AND CONSOLIDATED SUBSIDIARIES

9.  INCOME TAXES

     The components of the consolidated expense for income taxes applicable to operations are as follows:

                                                  Year ended
                                      -------------------------------
                                        1999        1998        1997
                                      -------------------------------
                                               (in thousands)
         Current:
           Federal                  $   2,490       2,098       3,404
           State                          406         406         169

         Deferred:
           Federal                     29,963      23,772      24,218
           State                        2,242       1,367       1,553
                                      -------------------------------

                                    $  35,101      27,643      29,344
                                      ===============================

     Income taxes paid in cash amounted to $1,656,000, $2,758,000 and $4,949,000 for 1999, 1998 and 1997, respectively.

     Actual tax expense reported on earnings from operations differs from the "expected" tax expense amount (computed by applying the United States federal corporate tax rate of 35% in 1999, 1998 and 1997) as follows:

                                                Year ended
                                      -------------------------------
                                        1999        1998        1997
                                      -------------------------------
                                              (in thousands)

    Computed "expected" tax
      expense                        $ 34,163      26,705      29,232
    Increases (reductions) in taxes
      resulting from:
        Tax-exempt interest income       (474)       (676)       (693)
        Dividends received deduction      (52)       (153)       (239)
        Canadian subsidiary
          (income)/loss                   444        (524)       (645)
        True-up of prior year             -           950         -
        Federal tax benefit of
          state and local taxes          (927)       (620)       (602)
        Other                            (701)        188         569
                                       ------------------------------
          Actual federal tax
            expense                    32,453      25,870      27,622
        State and local income tax
          expense                       2,648       1,773       1,722
                                       ------------------------------

          Actual tax expense
            of operations            $ 35,101      27,643      29,344
                                       ==============================

                      AMERCO AND CONSOLIDATED SUBSIDIARIES

9.  INCOME TAXES, continued

     Deferred tax assets and liabilities are comprised as follows:

                                                March 31,
                                          -----------------
                                            1999      1998
                                          -----------------
                                            (in thousands)
    Deferred tax assets
    -------------------
    Benefit of tax net
      operating loss and credit
      carryforwards                     $  98,543   139,458
    Accrued expenses                       24,110     7,663
    Deferred revenue from
      sale/leaseback                        7,945     9,794
    Policy benefits and losses,
      claims and loss expenses
      payable, net                         18,780    17,064
    Other                                     709       714
                                          -----------------
        Total deferred tax assets         150,087   174,693
                                          -----------------

    Deferred tax liabilities
    ------------------------
    Property, plant and equipment         196,478   188,952
    Deferred policy acquisition costs      18,189    14,823
                                          -----------------
         Total deferred tax liabilities   214,667   203,775
                                          -----------------

          Net deferred tax liability    $  64,580    29,082
                                          =================

     In light of AMERCO's history of profitable operations, management has concluded that it is more likely than not that AMERCO will ultimately realize the full benefit of its deferred tax assets. Accordingly, AMERCO believes that a valuation allowance is not required at March 31, 1999 and 1998. See also Note 15 of Notes to Consolidated Financial Statements.

     Under the provisions of the Tax Reform Act of 1984 (the Act), the balance in Oxford's account designated "Policyholders' Surplus Account" is frozen at its December 31, 1983 balance of $19,251,000. Federal income taxes (Phase III) will be payable thereon at applicable current rates if amounts in this account are distributed to the stockholder or to the extent the account exceeds a prescribed maximum. Oxford did not incur a Phase III liability for the years ended December 31, 1998, 1997 and 1996.

     The Internal Revenue Service has examined AMERCO's income tax returns for the years ended 1994 and 1995. All agreed issues have been provided for in the financial statements.

     At March 31, 1999, AMERCO and Republic have non-life net operating loss carryforwards available to offset taxable income in future years of $236,592,000 for tax purposes. These carryforwards expire in 2005 through
2012.   AMERCO has alternative minimum tax credit carryforwards of $15,679,000 which do not have an expiration date, but may only be utilized in years in
which regular tax exceeds alternative minimum tax.   The use of certain
carryforwards may be limited or prohibited if a reorganization or other change in corporate ownership were to occur.

     During 1994, Oxford dividended its investment in Republic common stock to its parent at its book value. As a result of such dividend, a deferred intercompany gain arose due to the difference between the book value and fair value of such common stock. However, such gain can only be triggered if certain events occur. To date, no events have occurred which would trigger such gain recognition. No deferred taxes have been provided in the accompanying consolidated financial statements as management believes that no events have occurred to trigger such gain.

                      AMERCO AND CONSOLIDATED SUBSIDIARIES

10.  TRANSACTIONS WITH FLEET OWNERS AND OTHER RENTAL EQUIPMENT OWNERS

     Independent rental equipment owners (fleet owners) own approximately 8% of all U-Haul rental trailers and 0.02% of certain other rental equipment. There are approximately 2,900 fleet owners, including certain officers, directors, employees and stockholders of AMERCO. All rental equipment is operated under contract with U-Haul whereby U-Haul administers the operations and marketing of such equipment and in return receives a percentage of rental fees paid by customers. Based on the terms of various contracts, rental fees are distributed to U-Haul (for services as operators), to the fleet owners (including certain subsidiaries and related parties of U-Haul) and to Rental Dealers (including Company-operated U-Haul Centers).

     Republic insures and reinsures certain risks of U-Haul customers and independent fleet owners. Premiums earned on these policies were $41,000,000, $49,400,000 and $40,800,000 during the years ended December 31, 1998, 1997 and
1996, respectively.


11.  EMPLOYEE BENEFIT PLANS

     AMERCO  participates in the AMERCO Employee Savings,  Profit  Sharing  and
Employee Stock Ownership Plan (the Plan) which is designed to provide all eligible employees with savings for their retirement and to acquire a proprietary interest in AMERCO.

     The Plan has three separate features: a profit sharing feature (the Profit Sharing Plan) under which the Employer may make contributions on behalf of participants; a savings feature (the Savings Plan) which allows participants to defer income under Section 401(k) of the Internal Revenue Code of 1986; and an employee stock ownership feature (the ESOP) under which AMERCO may make contributions of AMERCO Common Stock or cash to acquire such stock on behalf of participants. Generally, employees of AMERCO are eligible to participate in the Plan upon completion of a one year service requirement.

     AMERCO has arranged financing to fund the ESOP trust (ESOT) and to enable the ESOT to purchase shares. Below is a summary of the financing arrangements:

                             Amount outstanding
         Financing                 as of                   Interest Payments
            Date               March 31, 1999          1999      1998      1997
       ------------------------------------------------------------------------
                                            (in thousands)
       December  1989           $   -                    34       126       162
       May   1990                   234                  24        35        45
       June   1991               16,257               1,364     1,466     1,472

     Shares are released from collateral and allocated to active employees based on the proportion of debt service paid in the plan year. Contributions to the ESOT charged to expense were $2,804,000, $3,588,000 and $3,570,000 for the years ended 1999, 1998 and 1997, respectively.

     The shares held by ESOP as of March 31 were as follows:

                                    Shares issued           Shares issued
                                      prior to              subsequent to
                                  December 31, 1992       December 31, 1992
                                 ------------------------------------------
                                   1999        1998        1999        1998
                                 ------------------------------------------
                                                (in thousands)
Allocated shares                  1,620       1,587         156         118
Shares committed to be
  released                          -           -            11          11
Unreleased shares                   379         523         668         697

Fair value of
  unreleased shares            $  4,485       5,688      14,370      21,425
                                 ==========================================

                      AMERCO AND CONSOLIDATED SUBSIDIARIES

11.  EMPLOYEE BENEFIT PLANS, continued

     For purposes of the schedule, fair value of unreleased shares issued prior to December 31, 1992 is defined as the historical cost of such shares. Fair value of unreleased shares issued subsequent to December 31, 1992 is defined as the March 31 trading value of such shares for 1999 and 1998.

     Oxford insures various group life and group disability insurance plans covering employees of the consolidated group. Premiums earned were $1,208,000, $2,785,000 and $2,370,000 during the years ended December 31, 1998, 1997 and 1996, respectively, and were eliminated in consolidation.

12.  POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS

     AMERCO provides medical and life insurance benefits to retired employees and eligible dependents over age 65 if the employee meets specified age and service requirements.

     AMERCO uses the accrual method of accounting for postretirement benefits. AMERCO continues to fund medical and life insurance benefit costs as claims are incurred.

     The components of net periodic postretirement benefit cost for 1999, 1998 and 1997 are as follows:

                                                    1999        1998      1997
                                                   ---------------------------
                                                           (in thousands)
Service cost for benefits earned
  during the period                             $    296         260        381
Interest cost on accumulated
  postretirement benefit                             327         301        407
Other components                                    (224)       (239)       (58)
                                                   ----------------------------

Net periodic postretirement benefit cost        $    399         322        730
                                                   ============================

     The 1999 and 1998 postretirement benefit liability included the following components:

                                                        1999        1998
                                                       ------------------
                                                          (in thousands)

Beginning of year                                    $ (4,739)     (4,113)
  Service cost                                           (296)       (260)
  Interest cost                                          (327)       (301)
  Benefit payments and expense                             88          74
  Actuarial loss (gain)                                   388        (139)
                                                       ------------------
Accumulated postretirement benefit obligation          (4,886)     (4,739)
Unrecognized net gain                                  (3,624)     (3,460)
                                                       ------------------
                                                     $ (8,510)     (8,199)
                                                       ==================

     The discount rate assumptions in computing the information above were as follows:

                                                      1999       1998      1997
                                                   -----------------------------
Accumulated postretirement benefit obligation         7.00%      7.00%     7.50%

     The year-to-year fluctuations in the discount rate assumptions primarily reflect changes in U.S. interest rates. The discount rate represents the expected yield on a portfolio of high-grade (AA-AAA rated or equivalent) fixed-income investments with cash flow streams sufficient to satisfy benefit obligations under the plans when due.

     The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 6.25% in 1999, declining annually to an ultimate rate of 4.20% in 2013.

                      AMERCO AND CONSOLIDATED SUBSIDIARIES

12.  POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS, continued

     If the health care cost trend rate assumptions were increased by 1.0%, the accumulated postretirement benefit obligation as of March 31, 1999 would be increased by approximately $789,000 and a decrease of 1.0% would reduce the accumulated postretirement benefit obligation by $640,000.

     Postemployment benefits provided by AMERCO are not material.


13.  REINSURANCE

     In the normal course of business, Republic and Oxford assume and cede reinsurance on both a coinsurance and risk premium basis. Republic and Oxford obtain reinsurance for that portion of risks exceeding retention limits. The maximum amount of life insurance retained on any one life is $150,000.

     A summary of reinsurance transactions by business segment follows:

                                                                    Percentage
                                   Ceded       Assumed               of amount
                       Direct    to other    from other     Net     assumed to
                       amount    companies   companies    amount        net
                       -------------------------------------------  -----------
                                          (in thousands)
Year ended December 31, 1998
----------------------------
   Life insurance
       in force       $ 1,254,084   809,267     2,218,772  2,663,589       83%
                        ============================================

   Premiums earned:
     Life            $    20,554     6,403        11,480     25,631       45%
     Accident and
       health             32,668    10,875        29,973     51,766       58%
     Annuity                 556       -           9,944     10,500       95%
     Property -
       casualty          110,080    32,047        60,917    138,950       44%
                        -------------------------------------------
          Total      $   163,858    49,325       112,314    226,847
                        ===========================================

                                                                    Percentage
                                   Ceded       Assumed               of amount
                       Direct    to other    from other     Net     assumed to
                       amount    companies   companies    amount       net
                       -------------------------------------------  ----------
                                          (in thousands)
Year ended December 31, 1997
----------------------------
   Life insurance
     in force       $ 1,601,840   224,893     2,219,393  3,596,340       62%
                      ============================================

   Premiums earned:
     Life           $     3,527       160         7,034     10,401       68%
     Accident and
       health             7,916     1,217         1,930      8,629       22%
     Annuity                106       -           8,868      8,974       99%
     Property -
       casualty         103,488    22,387        55,508    136,609       41%
                      --------------------------------------------
          Total     $   115,037    23,764        73,340    164,613
                      ============================================

                      AMERCO AND CONSOLIDATED SUBSIDIARIES

13.  REINSURANCE, continued

                                                                    Percentage
                                  Ceded       Assumed                of amount
                       Direct   to other    from other     Net      assumed to
                       amount   companies   companies    amount        net
                       -------------------------------------------  ----------
                                          (in thousands)
Year ended December 31, 1996
----------------------------
   Life insurance
     in force       $    35,298       463     2,392,339  2,427,174       99%
                      ============================================

   Premiums earned:
     Life           $     1,869        18         8,016      9,867       81%
     Accident and
       health             4,740       171         1,469      6,038       24%
     Annuity                 82       -          10,836     10,918       99%
     Property -
       casualty         108,440    26,148        54,488    136,780       40%
                      --------------------------------------------
          Total     $   115,131    26,337        74,809    163,603
                      ============================================

     In connection with Oxford's acquisitions during 1997 as disclosed in Note 20 of Notes to Consolidated Financial Statements, the level of life reinsurance transactions increased as of December 31, 1998.

     Republic is a reinsurer of municipal bond insurance through an agreement with MBIA, Inc. Premiums generated through this agreement are recognized on a pro rata basis over the contract coverage period. Unearned premiums on this coverage were $5,300,000 and $5,200,000 as of December 31, 1998 and 1997,
respectively. Republic's share of case loss reserves related to this coverage was insignificant at December 31, 1998. Republic's aggregate exposure for Class 1 municipal bond insurance was $1,000,000,000 as of December 31, 1998.

     To the extent that a reinsurer is unable to meet its obligation under the related reinsurance agreements, Republic would remain liable for the unpaid losses and loss expenses. Pursuant to certain of these agreements, Republic holds letters of credit of $8,502,000 from reinsurers. Republic has issued letters of credit of approximately $2,500,000 in favor of certain ceding companies.

     Republic insures and reinsures general liability, auto liability and workers' compensation coverage for member companies of the consolidated group. Premiums earned by Republic on these policies were $11,734,000, $19,800,000 and $19,700,000 during the years ended December 31, 1998, 1997 and 1996, respectively, and were eliminated in consolidation.


14.  CONTINGENT LIABILITIES AND COMMITMENTS

     AMERCO uses certain equipment and occupies certain facilities under operating lease commitments with terms expiring through 2079. Lease expense was $118,742,000, $89,879,000 and $85,973,000 for the years ended 1999, 1998 and 1997, respectively. During the year ended March 31, 1999, a subsidiary of U-Haul entered into fifteen transactions and has subsequently entered into three additional transactions, whereby AMERCO sold rental trucks and subsequently leased back. AMERCO has guaranteed $115,843,000 of residual values at March 31, 1999 and an additional $3,801,000 subsequent to March 31, 1999 for these assets at the end of the respective lease terms. Certain leases contain renewal and fair market value purchase options as well as mileage and other restrictions similar to covenants disclosed in Note 5 of Notes to Consolidated Financial Statements (Note 5) for notes payable and loan agreements.

                      AMERCO AND CONSOLIDATED SUBSIDIARIES

14.  CONTINGENT LIABILITIES AND COMMITMENTS, continued

     Following are the lease commitments for leases having terms of more than one year:

                             March 31, 1999
                      ---------------------------
                                                     Net activity
                      Property, plant      Rental    subsequent to
      Year ended    and other equipment    fleet       year end     Total
     --------------------------------------------------------------------
                                  (in thousands)

      2000              $  5,735          114,483       2,149     122,367
      2001                 4,083          108,577       2,713     115,373
      2002                 1,773           92,930       2,713      97,416
      2003                 1,498           79,273       2,713      83,484
      2004                 1,414           53,728       2,713      57,855
      Thereafter          10,507           81,966       5,993      98,466
                          -----------------------------------------------
                        $ 25,010          530,957      18,994     574,961
                          ===============================================

     In December 1996, AMERCO executed a $100,000,000 Operating Lease Facility (the Facility) with a number of financial institutions. Under the Facility, the lessor acquires land to be developed for storage locations by AMERCO, as Construction Agent, or acquires existing storage locations with advances of funds (the Advances) made by certain parties to the Facility. AMERCO will separately lease land and improvements, including completed locations capitalized by the lessor, under the Facility and the respective lease supplements. Funding under the Facility totaled $84,270,000 at March 31, 1999.

     The Facility contains certain restrictions similar to those contained in
Note 5. Upon occurrence of any event of default, the lessor may rescind or terminate any or all leases and, among other things, require AMERCO to repurchase any or all of the properties. The Facility has a three year term, subject to AMERCO's option, with the consent of other parties, to renew for successive one year terms.

     Upon the expiration of the Facility, AMERCO may either purchase all of the properties based on a purchase price equal to all amounts outstanding under the Advances, including the interest and yield thereon, or remarket all of the properties to a third party purchaser who may become a subsequent lessor to AMERCO.

     In the normal course of business, AMERCO is a defendant in a number of suits and claims. AMERCO is also a party to several administrative proceedings arising from state and local provisions that regulate the removal and/or cleanup of underground fuel storage tanks. It is the opinion of management that none of such suits, claims or proceedings involving AMERCO, individually or in the aggregate, are expected to result in a material loss. Also see Notes 13 and 15 of Notes to Consolidated Financial Statements.


15.  LEGAL PROCEEDINGS

     A judgment was entered on February 21, 1995, in the Shoen Litigation against Edward J. Shoen, James P. Shoen, Paul F. Shoen, Aubrey K. Johnson, John
M. Dodds and William E. Carty, who were members of the Board of Directors of AMERCO in 1998. AMERCO was also a defendant in the action as originally filed, but was dismissed from the action on August 15, 1994. The plaintiffs alleged, among other things, that certain of the individual plaintiffs were wrongfully excluded from sitting on AMERCO's Board of Directors in 1988 through the sale of Common Stock to certain key employees. That sale allegedly prevented the plaintiffs from gaining a majority position in AMERCO's Common Stock and control of AMERCO's Board of Directors. The plaintiffs alleged various breaches of fiduciary duty and other unlawful conduct by the individual defendants and sought equitable relief, compensatory damages, punitive damages and statutory post-judgment interest.

                      AMERCO AND CONSOLIDATED SUBSIDIARIES

15.  LEGAL PROCEEDINGS, continued

     Based on the plaintiffs' theory of damages, the court ruled that the plaintiffs elected as their remedy in this lawsuit to transfer their shares of stock in AMERCO to the defendants upon the satisfaction of the judgment. The judgment was entered against the defendants in the amount of approximately $461,800,000 plus interest and taxable costs. In addition, on February 21, 1995, judgment was entered against Edward J. Shoen in the amount of $7,000,000 representing punitive damages. On March 23, 1995, Edward J. Shoen filed a notice of appeal with respect to the award of punitive damages and the plaintiffs subsequently cross appealed the judge's remittitur of the punitive damages from $70,000,000 to $7,000,000. Both appeals were denied by the Court of Appeals of the State of Arizona on July 24, 1997 and the Supreme Court of the State of Arizona denied review of the case on March 17, 1998.
On July 15, 1998, Edward J. Shoen filed an appeal with the United States Supreme Court with respect to the award of punitive damages.
On October 5, 1998, the punitive damages award in the Shoen Litigation (which was subsequently reduced by partial settlement to $6,000,000) became final when the United States Supreme Court denied certiorari. On December 31, 1998, in connection with the resolution of one of the remaining items associated with the treasury stock acquisitions, AMERCO remitted $6,000,000 plus interest to the plaintiffs in the Shoen Litigation. The payment is reflected, net of taxes, in the Consolidated Statements of Changes in Stockholders' Equity.

     On February 21, 1995, Edward J. Shoen, James P. Shoen, Aubrey K. Johnson, John M. Dodds and William E. Carty, who were directors of the Company at that time, (the Director-Defendants), filed for protection under Chapter 11 of the federal bankruptcy laws, resulting in the issuance of an order automatically staying the execution of the judgment against those defendants. In late April 1995, the Director-Defendants, in cooperation with AMERCO, filed plans of reorganization in the United States Bankruptcy Court for the District of Arizona, all of which proposed the same funding and treatment of the plaintiffs' claims resulting from the judgment in the Shoen Litigation. The plans of reorganization, as amended and restated on February 29, 1996, were confirmed by the bankruptcy court on March 15, 1996. The plans, as confirmed, shall collectively be referred to as the "Plan".

     On October 17, 1995 AMERCO entered into an agreement (the Agreement) with the Director-Defendants whereby AMERCO agreed, among other things, to fund the Plan and to release the Director-Defendants from all claims AMERCO may have against them arising from the Shoen Litigation. In addition, the Director-Defendants agreed, among other things, (i) to release, subject to certain exceptions, AMERCO from any claim they may have against it pursuant to any indemnification agreements and (ii) to assign all rights they have under the Shoen Litigation to AMERCO.

     Pursuant to the Plan, AMERCO repurchased 18,254,976 shares of the plaintiffs' Common Stock. As a result, the judgment in the Shoen Litigation was satisfied in full. On October 1, 1996, the Director-Defendants emerged from bankruptcy upon the filing of notice with the bankruptcy court that the effective date of the Plan had occurred and that the Plan had been performed and was substantially consummated.

     As of the date hereof, an issue remains regarding whether or not the plaintiffs are entitled to statutory post-judgment interest at the rate of ten percent (10%) per year from February 21, 1995 (the date the Director-Defendants filed for protection under Chapter 11) until the judgment was satisfied. On July 19, 1996, the bankruptcy court ruled the plaintiffs are entitled to such interest. The Director-Defendants and AMERCO have appealed the court's decision. AMERCO has deposited $48,234,000 into an escrow account to secure payment of the disputed interest, pending final resolution of this issue (including all appeals by either side) which has been recorded as an "other asset" in the Company's consolidated financial statements. If the interest issue is decided adversely to AMERCO and the Director-Defendants, the amount deposited into the escrow account will be transferred to the plaintiffs.
The ultimate outcome of this issue will not have the effect of increasing or decreasing AMERCO's net earnings, but could reduce stockholders' equity.

     AMERCO has deducted for income tax purposes approximately $324,000,000 of the payments made to the plaintiffs. While AMERCO believes that such income tax deductions are appropriate, there can be no assurance that such deductions ultimately will be allowed in full.

                      AMERCO AND CONSOLIDATED SUBSIDIARIES

16.  PREFERRED STOCK PURCHASE RIGHTS

     AMERCO's Board of Directors adopted a stockholder-rights plan in July 1998. The rights were declared as a dividend of one preferred share purchase right for each outstanding share of AMERCO's common stock. The dividend distribution was payable on August 17, 1998 to the stockholders of record on
that date.   When exercisable, each right will entitle its holder to purchase from AMERCO one one-hundredth of a share of Series C Junior Participating Preferred Stock (Series C), no par value per share of AMERCO, at a price of $132.00 per one one-hundredth of a share of Series C, subject to adjustment. AMERCO has created a series of 3,000,000 shares of authorized but unissued preferred stock for the Series C stock authorized in this stockholder-rights plan.

      The rights will become exercisable if a person or group of affiliated or associated persons acquire or obtain the right to acquire beneficial ownership of 10% or more of the common stock without approval of a majority of the Board of Directors of AMERCO. The rights will expire on August 7, 2008 unless earlier redeemed or exchanged by AMERCO.

     In the event AMERCO is acquired in a merger or other business combination transaction after the rights become exercisable, each holder of a right would be entitled to receive that number of shares of the acquiring company's common stock equal to the result obtained by multiplying the then current Purchase Price by the number one one-hundredths of a share of Series C for which a right is then exercisable and dividing that product by 50% of the then current market price per share of the acquiring company.

17.  STOCK OPTION PLAN

     AMERCO's stockholders approved a ten year incentive plan entitled the AMERCO Stock Option and Incentive Plan (the Plan) for officers and key employees in October 1992. No stock options or awards have been granted under this plan to date.

     The aggregate numbers of shares of stock subject to award under the Plan may not exceed 3,000,000. The stock subject to the Plan is AMERCO Common Stock unless prior to the date the first award is made under the Plan, a Committee of at least two Board members determines, in its discretion, to utilize another class of AMERCO stock. The features of the Plan are:

     Incentive Stock Options (ISO's) - as defined under the Internal Revenue Code and Non-qualified Stock Options under such terms and conditions as the Committee determines in its discretion. The ISO's may be granted at prices not less than one-hundred percent of the fair market value at the date of grant with a term not exceeding ten years.

     Stock Appreciation Right (SAR's) - subject to certain conditions and limitations to holders of options under the Plan. SAR's permit the optionee to surrender an exercisable option for an amount equal to the excess of the market price of the common stock over the option price when the right is exercised.

     Restricted Stock Award - a specified number of common shares may be granted subject to certain restrictions. Restriction violations during a specified period result in forfeiture of the stock. The Committee may, at its discretion, impose any restrictions on a Restricted Stock award.

     Dividend Equivalents - in connection with options. Dividend Equivalents are rights to receive additional shares of stock at the time of exercise of the option to which such Dividend Equivalents apply.

     Performance Share - deemed to be the equivalent of one share of stock and credited to a Performance Share account to be maintained for each Holder. The value of the shares at time of award or payment is the fair market value of an equivalent number of shares of stock. At the end of the award period, payment may be made subject to certain predetermined criteria and restrictions.

                      AMERCO AND CONSOLIDATED SUBSIDIARIES

18.  RELATED PARTY TRANSACTIONS

     AMERCO has related party transactions with certain major stockholders, directors and officers of the consolidated group as disclosed in Notes 2, 6, 10 and 16 of Notes to Consolidated Financial Statements.

     During the years ended 1999, 1998 and 1997, AMERCO purchased $3,070,000, $2,816,000 and $3,281,000, respectively, of printing from a company wherein an officer is a major stockholder, director and officer of AMERCO.

     During the year ended 1997, AMERCO purchased $11,164,000 of computer components from a company wherein a major stockholder was the family trust of a major stockholder, director and officer of AMERCO, until June 1, 1996.

     On July 7, 1997, AMERCO executed an agreement with Sophia Shoen whereby AMERCO paid $1,250,000 to Sophia Shoen to settle an arbitration proceeding entitled JAMS-ENDISPUTE Link No. 940517195 and to terminate a Share Repurchase
         --------------
and Registration Right Agreement. Sophia Shoen is a major stockholder of AMERCO.

     Management believes that these transactions were consummated on terms equivalent to those that prevail in arm's-length transactions.


19.  SUPPLEMENTAL CASH FLOW INFORMATION

     The (increase) decrease in receivables, inventories and accounts payable and accrued expenses net of other operating and investing activities follows:

                                                   Year ended
                                   ---------------------------------------
                                     1999            1998            1997
                                   ---------------------------------------
                                                 (in thousands)

         Receivables             $     676         (14,646)         41,192
                                   =======================================

         Inventories             $ (11,272)         (3,093)        (19,903)
                                   =======================================

         Accounts payable and
           accrued expenses      $  12,668           11,123        (20,819)
                                   =======================================

                      AMERCO AND CONSOLIDATED SUBSIDIARIES

20.  SUMMARIZED CONSOLIDATED FINANCIAL INFORMATION OF INSURANCE SUBSIDIARIES

     A summarized consolidated balance sheet for Republic is presented below:

                                                            December 31,
                                                       -------------------
                                                         1998        1997
                                                       -------------------
                                                          (in thousands)

      Investments, fixed maturities                $   421,346     427,304
      Investments, other                                23,812      34,918
      Receivables                                      130,304     140,568
      Deferred policy acquisition costs                 12,299       7,203
      Due from affiliate                                18,259      18,377
      Deferred federal income taxes                     13,497      17,169
      Other assets                                      19,460       8,910
                                                       -------------------
           Total assets                            $   638,977     654,449
                                                       ===================

      Policy liabilities and accruals              $   349,550     389,574
      Unearned premiums                                 55,076      45,753
      Other policyholders' funds and liabilities        22,905      23,723
                                                       -------------------
           Total liabilities                           427,531     459,050

      Stockholder's equity                             211,446     195,399
                                                       -------------------

                Total liabilities and
                  stockholder's equity             $   638,977     654,449
                                                       ===================


     A summarized consolidated income statement for Republic is presented below:

                                                Year ended December 31,
                                           -------------------------------
                                             1998        1997        1996
                                           -------------------------------
                                                  (in thousands)

    Premiums                             $ 145,301     155,906     156,505
    Net investment income                   32,908      31,292      30,572
                                           -------------------------------
         Total revenue                     178,209     187,198     187,077

    Benefits and losses                    118,870     165,890     131,407
    Amortization of deferred policy
      acquisition costs                      7,443       8,622       9,858
    Operating expenses                      32,790      11,950      27,550
                                           -------------------------------
       Total expenses                      159,103     186,462     168,815

         Income from operations             19,106         736      18,262
    Federal income tax
      benefit (expense)                     (5,976)        556      (5,502)
                                           -------------------------------
    Net income                           $  13,130       1,292      12,760
                                           ===============================

                      AMERCO AND CONSOLIDATED SUBSIDIARIES

20. SUMMARIZED CONSOLIDATED FINANCIAL INFORMATION OF INSURANCE SUBSIDIARIES, continued
     A summarized consolidated balance sheet for Oxford is presented below:

                                                            December 31,
                                                       -------------------
                                                         1998        1997
                                                       -------------------
                                                          (in thousands)

      Investments, fixed maturities                $   479,649     459,569
      Investments, other                               139,011     106,649
      Receivables                                       28,138      50,696
      Deferred policy acquisition costs                 50,984      37,052
      Due (to) from affiliate                           (9,862)       (238)
      Other assets                                      49,503      37,390
                                                       -------------------
           Total assets                            $   737,423     691,118
                                                       ===================

      Policy liabilities and accruals              $   136,299     157,315
      Premium deposits                                 457,759     425,347
      Other policyholders' funds and liabilities        27,351      11,598
      Deferred federal income taxes                     22,389      11,062
                                                       -------------------
           Total liabilities                           643,798     605,322

      Stockholder's equity                              93,625      85,796
                                                       -------------------
                Total liabilities and
                  stockholder's equity             $   737,423     691,118
                                                       ===================


     A summarized consolidated income statement for Oxford is presented below:

                                                Year ended December 31,
                                           -------------------------------
                                             1998        1997        1996
                                           -------------------------------
                                                  (in thousands)

    Premiums                             $  94,488      29,731      27,832
    Net investment income                   19,147      17,811      18,793
                                           -------------------------------
         Total revenue                     113,635      47,542      46,625

    Benefits and losses                     57,690      24,377      27,017
    Amortization of deferred policy
      acquisition costs                     12,772       5,572       6,635
    Operating expenses                      31,015       6,953       2,399
                                           -------------------------------
      Total expenses                       101,477      36,902      36,051

         Income from operations             12,158      10,640      10,574
    Federal income tax expense              (3,423)     (3,220)     (2,771)
                                           -------------------------------
    Net income                           $   8,735       7,420       7,803
                                           ===============================

                      AMERCO AND CONSOLIDATED SUBSIDIARIES

20. SUMMARIZED CONSOLIDATED FINANCIAL INFORMATION OF INSURANCE SUBSIDIARIES, continued

     Applicable laws and regulations of the State of Arizona require maintenance of minimum capital determined in accordance with statutory accounting practices in the amount of $400,000 for Oxford and $1,000,000 for Republic. In addition, the amount of dividends which can be paid to stockholders by insurance companies domiciled in the State of Arizona is limited. Any dividend in excess of the limit requires prior regulatory approval. Statutory surplus which can be distributed as dividends is $5,058,000 at December 31, 1998.

     Audited statutory net income for Republic for the years ended December 31, 1998, 1997 and 1996 was $12,382,000, $2,124,000 and $16,807,000, respectively;
audited statutory capital and surplus was $166,000,000 and $157,027,000 at December 31, 1998 and 1997, respectively.

     Audited statutory net income for Oxford for the years ended December 31, 1998, 1997 and 1996 was $814,000, $8,278,000 and $12,815,000, respectively;
audited statutory capital and surplus was $64,084,000 and $57,102,000 at December 31, 1998 and 1997, respectively.

     On November 21, 1997, Oxford purchased all of the issued and outstanding shares of Encore Financial, Inc. and its subsidiaries (Encore) for $11,569,000. Encore's primary subsidiary is North American Insurance Company (NAI). NAI's premium volume is primarily from the sale of credit life and disability products. NAI owns all of the issued and outstanding common shares of North American Fire & Casualty Insurance Company, a property and casualty insurance company. In December 1998, North American Fire & Casualty Insurance Company was sold to Republic.

      On November 24, 1997, Oxford purchased all of the issued and outstanding shares of Safe Mate Life Insurance Company, for $2,243,000. As of November 1, 1998, Safe Mate merged into Oxford. Safe Mate's business was the sale of credit life and disability products. These purchases greatly increase Oxford's distribution channels and enhance administrative capabilities in these markets.

                      AMERCO AND CONSOLIDATED SUBSIDIARIES

21.  INDUSTRY SEGMENT AND GEOGRAPHIC AREA DATA

     Industry Segment Data - AMERCO has four industry segments represented by Moving and Storage Operations (U-Haul), Real Estate, Property and Casualty Insurance (Republic) and Life Insurance (Oxford). See Note 1 of Notes to Consolidated Financial Statements for a description of the industry segments.

     Information concerning operations by industry segment follows:

                   Moving             Property/             Adjustments
                 and Storage  Real    Casualty     Life         and
                 Operations  Estate  Insurance  Insurance  Eliminations  Consolidated
                 --------------------------------------------------------------------
                                     (in thousands)
Fiscal year 1999
----------------
Revenues:
 Outside           $1,266,372   6,658    166,475   112,427          -       1,551,932
 Intersegment             -    71,888     11,734     1,208      (84,830)          -
                    --------- -------    -------   -------     --------     ---------
 Total revenue     $1,266,372  78,546    178,209   113,635      (84,830)    1,551,932

Depreciation/
 amortization      $   72,325  10,990      9,190     21,597         -         114,102

Interest expense   $   73,658  40,595        -          -       (40,595)       73,658

Pretax earnings    $   46,679  19,667     19,106     12,158         -          97,610

Income tax
 expense           $   18,819   6,883      5,976      3,423         -          35,101

Identifiable
 assets at
 March 31, 1999    $1,339,312 708,756    638,977    737,423    (336,965)    3,087,503
Fiscal year 1998
----------------
Revenues:
 Outside           $1,205,985   4,908    167,398     46,318         -       1,424,609
 Intersegment           -      67,371     19,800      1,224     (88,395)          -
                    --------- -------    -------   -------     --------     ---------
 Total revenue     $1,205,985  72,279    187,198     47,542     (88,395)    1,424,609

Depreciation/
 amortization      $   89,940   7,824     10,807      5,251         -         113,822

Interest expense   $   37,146  42,223        -          -           -          79,369

Pretax earnings    $   49,036  15,887        736     10,640         -          76,299

Income tax
 expense
 (benefit)         $   19,166  5,813       (556)     3,220         -          27,643

Extraordinary
  loss on early
  extinguishment
  of debt, net     $   13,672     -          -          -           -          13,672

Identifiable
 assets at
 March 31, 1998    $1,221,579 662,634    654,449    691,118    (316,503)    2,913,277

                      AMERCO AND CONSOLIDATED SUBSIDIARIES

21.  INDUSTRY SEGMENT AND GEOGRAPHIC AREA DATA, continued

                   Moving             Property/             Adjustments
                 and Storage  Real    Casualty     Life         and
                 Operations  Estate  Insurance  Insurance  Eliminations  Consolidated
                 --------------------------------------------------------------------
                                      (in thousands)

Fiscal year 1997
---------------
Revenues:
 Outside         $1,168,061     4,350    167,352     45,616         -       1,385,379
 Intersegment           -      65,624     19,725      1,009     (86,358)          -
                  ---------   -------    -------   -------     --------     ---------
 Total revenue   $1,168,061    69,974    187,077     46,625     (86,358)    1,385,379

Depreciation/
 amortization    $   61,822    13,785    12,040      6,717          -          94,364

Interest expense $   38,579    37,462       -          -            -          76,041

Pretax earnings  $   34,501    20,191    18,262     10,574          -          83,528

Income tax
 expense         $   14,078     6,993     5,502      2,771          -          29,344

Extraordinary
 loss on early
 extinguishment
 of debt, net    $    2,319        -         -          -           -           2,319

Identifiable
 assets at
 March 31, 1997  $1,158,932    652,213   609,687    607,078    (308,916)    2,718,994

                      AMERCO AND CONSOLIDATED SUBSIDIARIES

21.  INDUSTRY SEGMENT AND GEOGRAPHIC AREA DATA, continued

Geographic Area Data -             United States    Canada    Consolidated
                                   ---------------------------------------
  (All amounts are in U.S. $'s)                 (in thousands)

Fiscal year 1999
----------------
Total revenues                      $ 1,522,159      29,773     1,551,932
Depreciation/amortization           $   110,817       3,285       114,102
Interest expense                    $    73,641          17        73,658
Income tax expense                  $    35,101         -          35,101
Identifiable assets at
  March 31, 1999                    $ 3,046,247      41,256     3,087,503

Fiscal year 1998
----------------
Total revenues                      $ 1,393,542      31,067     1,424,609
Depreciation/amortization           $   111,072       2,750       113,822
Interest expense                    $    79,340          29        79,369
Income tax expense                  $    27,643         -          27,643
Extraordinary loss                  $    13,672         -          13,672
Identifiable assets at
  March 31, 1998                    $ 2,863,416      49,861     2,913,277

Fiscal year 1997
----------------
Total revenues                      $ 1,356,424      28,955     1,385,379
Depreciation/amortization           $    91,920       2,444        94,364
Interest expense                    $    76,016          25        76,041
Income tax expense                  $    29,344         -          29,344
Extraordinary loss                  $     2,319         -           2,319
Identifiable assets at
  March 31, 1997                    $ 2,674,603      44,391     2,718,994


22.  SUBSEQUENT EVENTS

     On May 4, 1999, AMERCO declared a cash dividend of $3,241,000 ($0.53125 per preferred share) to the Series A preferred stockholders of record as of May 14, 1999.

     In June 1999, AMERCO paid a cash dividend of $465,000 ($18.60 per preferred share) to the Series B preferred stockholder.

     See Notes 5 and 14 of Notes to Consolidated Financial Statements for other subsequent event disclosures.

                                     SUMMARY OF EARNINGS OF INDEPENDENT TRAILER FLEETS

                                                Additional Information

        The following Summary of Earnings of Independent Trailer Fleets is presented for purposes of analysis and is not a required part of the basic financial statements.  Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements by PricewaterhouseCoopers LLP, independent accountants, whose report thereon appears elsewhere herein.

                                                                       Years Ended March 31,
                                             ----------------------------------------------------------------------
                                                 1999           1998           1997             1996           1995
                                             ----------------------------------------------------------------------
                                                (in thousands, except earnings per $100 of average investment)
Earnings data (Note A):
  Fleet Owner income:
    Credited to Fleet Owner gross
      rental income                         $   2,191          2,317          3,214            4,181          5,288
    Credited to Distribution, Accident,
      and Canadian Duty Fund (Note D)              32             27             36               69             66
                                                -----          -----          -----            -----          -----

      Total Fleet Owner income                  2,223          2,344          3,250            4,250          5,354
                                                -----          -----          -----            -----          -----

  Fleet Owner operation expenses:
    Charged to Fleet Owner (Note C)               873          1,144          1,639            2,182          2,127
    Charged to Distribution, Accident
      and Canadian Duty Funds (Note D)             78             98            131              254            234
                                                -----          -----          -----            -----          -----

      Total Fleet Owner operation
        expenses                                  951          1,242          1,770            2,436          2,361
                                                -----          -----          -----            -----          -----

      Fleet Owner earnings before
        Distribution, Accident and
        Canadian Duty Funds credit,
        depreciation and income taxes           1,272          1,102          1,480            1,814          2,993

  Distribution, Accident and Canadian
    Duty Funds credit (Note D)                     45             70             95              185            168
                                                -----          -----          -----            -----          -----

      Net Fleet Owner earnings before
        depreciation and income taxes       $   1,317          1,172          1,575            1,999          3,161
                                                =====          =====          =====            =====          =====

Investment data (Note A):
  Amount at end of year                     $   3,272          3,875          5,402            6,871          8,593
                                                =====          =====          =====            =====          =====
  Average amount during year                $   3,574          4,639          6,137            7,732          9,351
                                                =====          =====          =====            =====          =====

      Net Fleet Owner earnings before
        depreciation and income taxes
        per $100 of average investment
        (Note B)                            $   36.85          25.26          25.66            25.85          33.80
                                                =====          =====          =====            =====          =====


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

(C)  A summary of operations expenses charged directly to Independent Fleet Owners follows:
                                            Year ended March 31,
                                 ----------------------------------------
                                     1999    1998    1997    1996    1995
                                 ----------------------------------------
                                              (in thousands)

Licenses                        $     159     285     434     436     503
Public liability insurance            134     156     198     264     320
Repairs and maintenance               580     703   1,007   1,482   1,304
                                 --------   -----   -----   -----   -----

                                $     873   1,144   1,639   2,182   2,127
                                 ========   =====   =====   =====   =====

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

                              NOTES TO SUMMARY OF EARNINGS OF INDEPENDENT TRAILER FLEETS, continued

                                                     Additional Information

(E)  Commissions foregone for transfer to the Distribution, Accident and Canadian Duty Funds (net of fees in excess of expenses incurred) follows:


                                       Subsidiary           Fleet Owners
                                                     -------------------------
                                        U-Haul       Subsidiary
                                       Companies      Companies     Independent     Total
                                       --------------------------------------------------
                                                         (in thousands)

             Year ended:
             March 31, 1999             $  1,371           705             32         2,108
             March 31, 1998                  947           482             28         1,457
             March 31, 1997                  882           439             36         1,357
             March 31, 1996                1,287           624             69         1,980
             March 31, 1995                  986           465             66         1,517



(F) A summary of Independent Fleet Owner expenses incurred by the Funds follows:

                                                                           Year ended March 31,
                                                            ----------------------------------------------
                                                              1999      1998      1997      1996      1995
                                                            ----------------------------------------------
                                                                             (in thousands)
Accident repairs                                           $ 1,766     1,049     1,111     1,675     1,295
Less portion allocated to fleets owned by subsidiary
  companies                                                  1,688       951       980     1,421     1,061
                                                            ------     -----     -----     -----     -----
           Total Independent Fleet Owner expenses paid
             by funds                                           78        98       131       254       234
Add portion allocated to fleets owned by subsidiary
  companies                                                  1,688       951       980     1,421     1,061
Return of investment (accident reimbursement)                  342       408       246       305       222
                                                            ------     -----     -----     -----     -----

           Total expenses incurred by Funds                $ 2,108     1,457     1,357     1,980     1,517
                                                            ======     =====     =====     =====     =====

                                   Schedule I


                  Condensed Financial Information of Registrant
                                     AMERCO
                                 Balance Sheets
                                    March 31,


                                                        1999         1998
                                                     ---------------------
                                                          (in thousands)
Assets
------

   Cash                                           $     1,082        1,040
   Investment in subsidiaries                         749,620      686,331
   Due from unconsolidated subsidiaries             1,057,142      957,084
   Other assets                                        80,135       58,449
                                                    ----------------------

                                                  $ 1,887,979    1,702,904
                                                    ======================


Liabilities and Stockholders' Equity
------------------------------------

Liabilities:
   Notes and loans payable                        $ 1,114,063    1,023,571
   Other liabilities                                  141,634       67,458
                                                    ----------------------

Stockholders' equity:
   Preferred stock                                        -            -
   Common stock                                        10,563       10,563
   Additional paid-in capital                         299,905      313,444
   Accumulated other comprehensive income             (17,740)      (9,384)

   Retained earnings:
     Beginning of year                                658,227      644,009
     Net earnings                                      62,509       34,984
     Dividends paid                                   (17,414)     (20,766)
                                                    ----------------------
                                                      739,318      658,227

   Less:
     Cost of common shares in treasury                363,533      359,723
     Unearned employee stock
       ownership plan shares                              235        1,252
                                                    ----------------------
          Total stockholders' equity                  632,282      611,875
                                                    ----------------------
                                                  $ 1,887,979    1,702,904
                                                    ======================


     See accompanying notes to condensed financial information and notes to consolidated financial statements incorporated herein by reference.

                  Condensed Financial Information of Registrant
                                     AMERCO
                             Statements of Earnings
                              Years Ended March 31,


                                          1999         1998         1997
                                     ------------------------------------
                                (in thousands, except share and per share data)

Revenues
--------
   Net interest income from
     subsidiaries                  $     57,500       64,751       58,723

Expenses
--------
   Interest expense                      73,960       76,969       72,560
   Other expenses                         7,394        6,040        3,408
                                     ------------------------------------

   Total expenses                        81,354       83,009       75,968
                                     ------------------------------------

   Operating loss                       (23,854)     (18,258)     (17,245)

   Equity in earnings of
     unconsolidated subsidiaries        111,782       89,339       98,895

   Income tax expense                   (25,419)     (25,615)     (27,466)

   Extraordinary loss on early
     extinguishment of debt, net            -        (10,482)      (2,319)
                                     ------------------------------------


      Net earnings                 $     62,509       34,984       51,865
                                     ====================================

   Earnings per common share
     (both basic and diluted):
   Earnings from operations
     before extraordinary loss
     on early extinguishment of
     debt                          $       2.07         1.28         1.44
   Extraordinary loss on early
     extinguishment of debt, net            -          (0.62)       (0.09)
                                     ------------------------------------
      Net earnings                 $       2.07         0.66         1.35
                                     ====================================

   Weighted average common
     shares outstanding              21,937,686   21,896,101   25,479,651
                                     ====================================


     See accompanying notes to condensed financial information and notes to consolidated financial statements incorporated herein by reference.

                  Condensed Financial Information of Registrant
                                     AMERCO
                            Statements of Cash Flows
                              Years Ended March 31,


                                           1999        1998        1997
                                        --------------------------------
                                                    (in thousands)

Cash flows from operating activities:
Net earnings                          $   62,509      34,984      51,865
  Amortization, net                       (1,730)        270       1,954
  Equity in earnings of
    subsidiaries                          78,014      56,578      65,392
  Increase (decrease) in amounts due
    from unconsolidated subsidiaries     (64,062)    (74,909)    192,119
  Net change in operating assets and
    liabilities                          (89,921)    (69,642)    (63,961)
  Other, net                              (4,695)      1,074      (8,641)
                                        --------------------------------

Net cash provided (used) by
  operating activities                   (19,885)    (51,645)    238,728
                                        --------------------------------

Cash flows from financing activities:
Net change in short term borrowings      135,500     122,500    (347,000)
Proceeds from notes                          -       300,000     562,000
Leveraged Employee Stock Ownership
  Plan-repayments from loan                1,017       1,717       1,717
Principal payments on notes              (45,008)   (314,008)   (229,157)
Debt issuance costs                         (358)     (2,664)     (5,612)
Issuance of common stock                     -           -        73,709
Issuance (repurchase) of
  preferred stock                        (50,000)    (25,000)     98,546
Preferred stock dividends paid           (17,414)    (20,766)    (16,875)
Treasury Stock purchase, net              (3,810)        -      (248,605)
Deferred tax-treasury stock                  -           -       (80,997)
Escrow deposit                               -           -       (48,234)
Extraordinary loss on early
  extinguishment of debt, net                -       (10,482)     (2,319)
                                        --------------------------------

Net cash provided (used) by
  financing activities                    19,927      51,297    (242,827)
                                        --------------------------------

Increase (decrease) in cash
  and cash equivalents                        42        (348)     (4,099)
Cash and cash equivalents
  at beginning of year                     1,040       1,388       5,487
                                        --------------------------------

Cash and cash equivalents
  at end of year                      $    1,082       1,040       1,388
                                        ================================


     Income taxes paid in cash amounted to $1,425,000, $2,588,000 and $4,721,000 for 1999, 1998 and 1997, respectively. Interest paid in cash amounted to $74,026,000, $72,337,000 and $67,492,000 for 1999, 1998 and 1997,
respectively.

     See accompanying notes to condensed financial information and notes to consolidated financial statements incorporated herein by reference.

                  Condensed Financial Information of Registrant
                                     AMERCO
                    Notes to Condensed Financial Information
                          March 31, 1999, 1998 and 1997


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

     AMERCO is included in a consolidated Federal income tax return with all of its U.S. subsidiaries. Accordingly, the provision for income taxes has been calculated for Federal income taxes of the Registrant and subsidiaries included in the consolidated return of the Registrant. State taxes for all subsidiaries are allocated to the respective subsidiaries.

     The financial statements include only the accounts of the Registrant (a Nevada corporation), which include certain of the corporate operations of AMERCO. The debt and related interest expense of the Registrant have been allocated to the consolidated subsidiaries. The intercompany interest income and expenses are eliminated in the consolidated financial statements.

2.  GUARANTEES

     AMERCO has guaranteed performance of certain long-term leases. See Note 14 of Notes to Consolidated Financial Statements.

3.   NOTES AND LOANS PAYABLE
     Notes and loans payable consist of the following:

                                                          March 31,
                                                   --------------------
                                                       1999       1998
                                                   --------------------
                                                       (in thousands)
      Medium-term notes payable, unsecured,
         6.71% to 8.08% interest
            rates, due through 2027              $   317,000    362,000
      Notes payable under Bond Backed Asset
         Trust, unsecured, 6.65% to 7.14%
            interest rates, due through 2033         300,000    300,000
     Notes payable to public,
         unsecured, 7.85% interest
            rate, due through 2004                   175,000    175,000
    Other notes payable, unsecured,
         9.50% interest rate,
            due through 2005                              63         71
      Notes payable to banks under
         revolving lines of credit, unsecured,
            5.85% to 5.94% interest rates            297,000    180,000
      Other short-term promissory notes,
            6.19% interest rate                       25,000      6,500
                                                   --------------------
                                                 $ 1,114,063  1,023,571
                                                   ====================


     For additional information, see Note 5 of Notes to Consolidated Financial Statements.


                                                               Schedule V

                                                  AMERCO AND CONSOLIDATED SUBSIDIARIES
                                Supplemental Information (For Property-Casualty Insurance Underwriters)
                                             Years ended December 31, 1998, 1997 and 1996




                                   Reserves                                                             Amorti-
                                  for Unpaid                                                            zation      Paid
                                    Claims                                           Claims and           of       Claims
                         Deferred     and                                          Claim Adjustment    Deferred     and
                          Policy     Claim                         Net       Net    Expenses Incurred    Policy    Claim      Net
          Affiliation     Acqui-    Adjust-  Discount             Earned   Invest-    Related to         Acqui-   Adjust- Premiums
             With        sition      ment    if any,   Unearned  Premiums   ment    Current   Prior     sition       ment  Written
Year      Registrant      Costs    Expenses  Deducted  Premiums    (1)     Income     Year     Year      Costs    Expenses    (2)
----      ----------      -----    --------- --------  --------  --------  ------     ----     ----      -----    --------  -------
                                                             (in thousands)
99 Consolidated
   property -
   casualty entity     $ 12,299    344,748      N/A      55,076   133,567   32,908  116,069   (8,827)     7,443   140,159  143,571

98 Consolidated
   property -
   casualty entity        7,203    384,816      N/A      45,753   136,106   31,292  132,291   23,192      8,622   118,308  135,782

97 Consolidated
   property -
   casualty entity        8,622    332,674      N/A      50,699   136,780   30,572  112,394   11,527      9,858   119,674  129,034









(1)  The earned premiums are reported net of intersegment transactions.  Earned premiums eliminated in consolidation amount to
      $11,734,000, $19,800,000 and $19,725,000 for the years ended 1998, 1997 and 1996, respectively.

(2)  The premiums written are reported net of intersegment transactions.  Premiums written eliminated in consolidation amount to
      $10,921,000, $20,287,000 and $15,373,000 for the years ended 1998, 1997 and 1996, respectively.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           U-Haul International, Inc.



                      By: /S/ EDWARD J. SHOEN
                          ---------------------------------------
                          Edward J. Shoen
                          President of U-Haul International, Inc.


Dated:  June 24, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



    Signature                       Title               Date
    ---------                       -----               ----



/S/ EDWARD J. SHOEN         President of U-Haul     June 24, 1999
----------------------       International, Inc.
Edward J. Shoen              (Principal Executive
                              Officer)


/S/ DONALD W. MURNEY        Principal Financial     June 24, 1999
----------------------       and Accounting Officer
Donald W. Murney



/S/ JAMES P. SHOEN          Director                June 24, 1999
----------------------
James P. Shoen



/S/ DAVID SCHMELTZ          Director                June 24, 1999
----------------------
David Schmeltz



/S/ WILLAIM E. CARTY        Director                June 24, 1999
----------------------
William E. Carty



/S/ RICHARD J. HERRERA      Director                June 24, 1999
----------------------
Richard J. Herrera