Form 10-Q
period 1999-06-30
U HAUL INTERNATIONAL INC
filed 1999-08-10
CIK 4458

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from __________________ to __________________

Commission      Registrant, State of Incorporation              I.R.S. Employer
File Number       Address and Telephone Number                Identification No.
________________________________________________________________________________

 0-7862           AMERCO                                         88-0106815
                  (A Nevada Corporation)
                  1325 Airmotive Way, Ste. 100
                  Reno, Nevada  89502-3239
                  Telephone (775) 688-6300


 2-38498          U-Haul International, Inc.                     86-0663060
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

22,614,087 shares of AMERCO Common Stock, $0.25 par value were outstanding at August 10, 1999.

5,385 shares of U-Haul International, Inc. Common Stock, $0.01 par value, were outstanding at August 10, 1999. U-Haul International, Inc. meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

                                TABLE OF CONTENTS



PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

         a)  Consolidated Balance Sheets as of June 30, 1999,
             March 31, 1999 and June 30, 1998...................    4

         b)  Consolidated Statements of Earnings for the
             Quarters ended June 30, 1999 and 1998..............    6

         c)  Consolidated Statements of Changes in Stockholders'
             Equity for the Quarters ended June 30, 1999
             and 1998...........................................    7

         d)  Consolidated Statements of Comprehensive Income
             for the Quarters ended June 30, 1999 and 1998......    8

         e)  Consolidated Statements of Cash Flows for the
             Quarters ended June 30, 1999 and 1998..............    9

         f)  Notes to Consolidated Financial Statements -
             June 30, 1999, March 31, 1999 and
             June 30, 1998......................................   10

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations....................   19

Item 3.  Quantitative and Qualitative Disclosures About Market
         Risk...................................................   27

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings......................................   28

Item 6.  Exhibits and Reports on Form 8-K.......................   29

                                 THIS PAGE LEFT
                               INTENTIONALLY BLANK

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      AMERCO AND CONSOLIDATED SUBSIDIARIES

                           Consolidated Balance Sheets

                                               June 30,     March 31,   June 30,
            Assets                               1999         1999        1998
                                             ------------------------------------
                                             (unaudited)   (audited)   (unaudited)
                                                         (in thousands)

Cash and cash equivalents                  $    51,494       44,505       40,728
Trade receivables, net                         177,502      173,050      212,077
Notes and mortgage receivables, net            234,407      217,910      128,311
Inventories, net                                73,452       80,159       72,486
Prepaid expenses                                11,763       16,363       17,330
Investments, fixed maturities                  896,899      900,995      891,025
Investments, other                             195,362      181,892      159,018
Deferred policy acquisition costs               70,054       63,283       49,682
Other assets                                   113,963      114,522      102,972
                                             ---------    ---------    ---------

Property, plant and equipment, at
  cost:
  Land                                         197,098      196,960      207,982
  Buildings and improvements                   813,146      806,421      835,533
  Furniture and equipment                      237,015      234,894      219,173
  Rental trailers and other rental
    equipment                                  194,247      186,660      179,632
  Rental trucks                              1,032,393      992,418      978,953
                                             ---------    ---------    ---------
                                             2,473,899    2,417,353    2,421,273
  Less accumulated depreciation              1,136,899    1,122,529    1,112,072
                                             ---------    ---------    ---------

       Total property, plant and
         equipment                           1,337,000    1,294,824    1,309,201
                                             ---------    ---------    ---------


























                                           $ 3,161,896    3,087,503    2,982,830
                                             =========    =========    =========

The accompanying notes are an integral part of these consolidated financial statements.



                                               June 30,     March 31,   June 30,
 Liabilities and Stockholders' Equity            1999         1999        1998
                                             -------------------------------------
                                             (unaudited)   (audited)   (unaudited)
                                       (in thousands, except share and per share data)
Liabilities:
  Accounts payable and accrued
    expenses                               $   179,529      169,185      125,243
  Notes and loans payable                    1,138,763    1,114,748    1,062,512
  Policy benefits and losses, claims
    and loss expenses payable                  539,308      546,599      586,715
  Liabilities from premium deposits            461,948      457,759      428,100
  Cash overdraft                                21,995       28,169       24,346
  Other policyholders' funds and
    liabilities                                 44,987       48,889       38,533
  Deferred income                               39,010       41,549       45,111
  Deferred income taxes                         85,361       64,580       54,045
                                             ---------    ---------    ---------

Stockholders' equity:
  Serial preferred stock, with or
    without par value, 50,000,000
    shares authorized -
    Series A preferred stock, with no par
      value, 6,100,000 shares authorized;
      6,100,000 shares issued and
      outstanding as of June 30, 1999,
      March 31, 1999 and June 30, 1998           -              -            -
    Series B preferred stock, with no par
      value, 100,000 shares authorized;
      25,000, 25,000 and 75,000 shares
      issued and outstanding as of
      June 30, 1999, March 31, 1999 and
      June 30, 1998, respectively                -              -            -
  Serial common stock, with or
    without par value, 150,000,000
    shares authorized -
    Series A common stock of $0.25 par
      value, 10,000,000 shares authorized;
      5,762,495 shares issued as of
      June 30, 1999,  March 31, 1999
      and June 30, 1998                          1,441        1,441        1,441
  Common stock of $0.25 par value,
    150,000,000 shares authorized;
    36,487,505 shares issued as of
    June 30, 1999, March 31, 1999
    and June 30, 1998                            9,122        9,122        9,122
  Additional paid-in capital                   299,905      299,905      313,444
  Accumulated other comprehensive income       (21,580)     (17,740)     (12,873)
  Retained earnings                            741,923      703,322      684,697
                                             ---------    ---------    ---------
                                             1,030,811      996,050      995,831
  Less:
    Cost of common shares in treasury, net
      (19,635,913 shares as of
      June 30, 1999, March 31, 1999
      and June 30, 1998)                      363,533      363,533      359,723
    Unearned employee stock
      ownership plan shares                    16,283       16,492       17,883
                                             ---------    ---------    ---------
         Total stockholders' equity           650,995      616,025      618,225

Contingent liabilities and commitments
                                             ---------    ---------    ---------

Total Liabilities and Stockholders' Equity $ 3,161,896    3,087,503    2,982,830
                                             =========    =========    =========


The accompanying notes are an integral part of these consolidated financial statements.

                      AMERCO AND CONSOLIDATED SUBSIDIARIES

                       Consolidated Statements of Earnings

                             Quarters ended June 30,
                                   (Unaudited)

                                                   1999         1998
                                             -------------------------
                                                (in thousands, except
                                             share and per share data)

Revenues
  Rental revenue                            $    305,566      281,413
  Net sales                                       57,640       56,313
  Premiums                                        56,076       38,430
  Net investment and interest income              20,128       17,588
                                              -----------------------
       Total revenues                            439,410      393,744

Costs and expenses
  Operating expense                              222,040      210,300
  Cost of sales                                   31,374       32,695
  Benefits and losses                             43,709       35,580
  Amortization of deferred acquisition
    costs                                          6,550        4,611
  Lease expense                                   31,396       26,962
  Depreciation, net                               18,779       17,573
                                              -----------------------
Total costs and expenses                         353,848      327,721

Earnings from operations                          85,562       66,023

  Interest expense                                20,198       18,651
                                              -----------------------

Pretax earnings                                   65,364       47,372

Income tax expense                               (23,057)     (16,142)
                                              -----------------------

       Net earnings                         $     42,307       31,230
                                              =======================

Earnings per common share:
  Basic                                     $       1.77         1.21
  Diluted                                   $       1.70            -
                                              =======================

Weighted average common shares outstanding:
  Basic                                       21,953,199   21,924,749
  Diluted                                     22,953,199            -
                                              =======================






















The accompanying notes are an integral part of these consolidated financial statements.

                      AMERCO AND CONSOLIDATED SUBSIDIARIES

           Consolidated Statements of Changes in Stockholders' Equity

                             Quarters ended June 30,
                                   (Unaudited)

                                                   1999         1998
                                                 --------------------
                                 (in thousands, except share and per share data)

Series A common stock of $0.25 par value:
  10,000,000 shares authorized, 5,762,495
  shares issued as of June 30, 1999 and
  June 30, 1998
    Beginning and end of period                $   1,441        1,441
                                                 --------------------

Common stock of $0.25 par value:
  150,000,000 shares authorized, 36,487,505
  shares issued as of June 30, 1999 and
  June 30, 1998
    Beginning and end of period                    9,122        9,122
                                                 --------------------

Additional paid-in capital:
    Beginning and end of period                  299,905      313,444
                                                 --------------------

Accumulated other comprehensive income:
    Beginning of period                          (17,740)      (9,384)
      Foreign currency translation                  (363)      (2,507)
      Fair market value of cash flow hedge           975          -
      Unrealized loss on investments              (4,452)        (982)
                                                 --------------------
    End of period                                (21,580)     (12,873)
                                                 --------------------

Retained earnings:
    Beginning of period                          703,322      658,227
      Net earnings                                42,307       31,230
      Preferred stock dividends paid:
        Series A ($0.53 per share)                (3,241)      (3,241)
        Series B ($18.60 per share for 1999
          and $20.39 per share for 1998)            (465)      (1,519)
                                                 --------------------
    End of period                                741,923      684,697
                                                 --------------------

Less Treasury stock:
    Beginning and end of period                  363,533      359,723
                                                 --------------------

Less Unearned employee stock
  ownership plan shares:
    Beginning of period                           16,492       18,068
      Purchase of shares                               1            1
      Repayments from loan                          (210)        (186)
                                                 --------------------
    End of year                                   16,283       17,883
                                                 --------------------

Total stockholders' equity                     $ 650,995      618,225
                                                 ====================
















The accompanying notes are an integral part of these consolidated financial statements.

                      AMERCO AND CONSOLIDATED SUBSIDIARIES

                 Consolidated Statements of Comprehensive Income

                             Quarters ended June 30,
                                   (Unaudited)

                                                   1999         1998
                                                 --------------------
                                                     (in thousands)

Comprehensive Income:
  Net earnings                                 $  42,307       31,230
    Changes in other comprehensive income:
     Foreign currency translation                   (363)      (2,507)
     Fair market value of cash flow hedge            975          -
     Unrealized loss on investments               (4,452)        (982)
                                                 --------------------

     Total Comprehensive Income                $  38,467       27,741
                                                 ====================




















































The accompanying notes are an integral part of these consolidated financial statements.

                      AMERCO AND CONSOLIDATED SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                             Quarters ended June 30,
                                   (Unaudited)
                                                   1999        1998
                                                --------------------
                                                    (in thousands)
Cash flows from operating activities:
  Net earnings                                $   42,307      31,230
    Depreciation and amortization                 29,547      23,052
    Provision for losses on accounts
      receivable                                     959         918
    Net gain on sale of real and
      personal property                           (2,396)       (191)
    Loss (gain) on sale of investments               229        (719)
    Changes in policy liabilities and
      accruals                                    (4,785)          8
    Additions to deferred policy
      acquisition costs                          (10,265)    (10,038)
    Net change in other operating assets
      and liabilities                             12,732     (22,289)
                                                --------------------

Net cash provided by operating activities         68,328      21,971
                                                --------------------

Cash flows from investing activities:
  Purchases of investments:
    Property, plant and equipment               (108,724)    (97,357)
    Fixed maturities                             (46,771)    (55,238)
    Preferred stock                                  -        (1,500)
    Mortgage loans                                (2,441)       (927)
  Proceeds from sale of investments:
    Property, plant and equipment                 47,654      45,684
    Fixed maturities                              41,258      52,980
    Real estate                                       42          47
    Mortgage loans                                 3,887       3,800
  Changes in other investments                   (14,877)      1,451
                                                --------------------
Net cash (used) by investing
  activities                                     (79,972)    (51,060)
                                                ---------------------

Cash flows from financing activities:
  Net change in short-term borrowings           (125,963)     38,500
  Proceeds from notes                            150,000         -
  Debt issuance costs                             (1,085)        (96)
  Leveraged Employee Stock Ownership Plan:
    Purchase of shares                                (1)         (1)
    Repayments from loan                             210         186
  Principal payments on notes                        (22)     (1,311)
  Net change in cash overdraft                    (6,173)      2,932
  Preferred stock dividends paid                  (3,706)     (4,760)
  Investment contract deposits                    21,048      17,903
  Investment contract withdrawals                (15,675)    (15,142)
                                                --------------------
Net cash provided by
  financing activities                            18,633      38,211
                                                --------------------
Increase in cash and
  cash equivalents                                 6,989       9,122
Cash and cash equivalents at
  beginning of period                             44,505      31,606
                                                --------------------
Cash and cash equivalents at
  end of period                               $   51,494      40,728
                                                ====================







The accompanying notes are an integral part of these consolidated financial statements.

                      AMERCO AND CONSOLIDATED SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                 June 30, 1999, March 31, 1999 and June 30, 1998
                                   (Unaudited)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION
     AMERCO, a Nevada corporation (AMERCO), is the holding company for U-Haul International, Inc. (U-Haul), Amerco Real Estate Company (Real Estate), Republic Western Insurance Company (Republic) and Oxford Life Insurance Company (Oxford).

PRINCIPLES OF CONSOLIDATION
     The consolidated financial statements include the accounts of the parent corporation, AMERCO, and its wholly-owned subsidiaries. All material intercompany accounts and transactions of AMERCO and its subsidiaries have been eliminated. The financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in AMERCO's annual financial statements and notes.

     The consolidated balance sheets as of June 30, 1999 and 1998, and the related consolidated statements of earnings, changes in stockholders' equity, comprehensive income and cash flows for the quarters ended June 30, 1999 and 1998 are unaudited; in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

     The operating results and financial position of AMERCO's consolidated insurance operations are determined on a one quarter lag. There were no effects related to intervening events which would materially affect consolidated financial position or results of operations for the financial statements presented herein.


     Certain reclassifications have been made to the financial statements for the quarter ended June 30, 1998 to conform with the current year's presentation.

                      AMERCO AND CONSOLIDATED SUBSIDIARIES

                                   (Unaudited)


2.   INVESTMENTS

     A comparison of amortized cost to estimated market value for fixed maturities is as follows:

     March 31, 1999
     --------------       Par Value               Gross       Gross    Estimated
     Consolidated         or number  Amortized  unrealized  unrealized   market
     Held-to-Maturity     of shares     cost      gains       losses      value
                          ------------------------------------------------------
                                               (in thousands)

     U.S. treasury
       securities
       and government
       obligations        $  21,122  $  20,317        331        (135)   20,513
     U.S. government
       agency mortgage-
       backed securities  $  25,132     25,035        272        (109)   25,198
     Obligations of
       states and
       political
       subdivisions       $   1,500      1,519        130         -       1,649
     Corporate
       securities         $ 105,862    107,283      2,090        (545)  108,828
     Mortgage-backed
       securities         $  40,522     39,820        846        (168)   40,498
     Redeemable preferred
       stocks                 4,549    115,253      1,739      (2,102)  114,890
                                       ----------------------------------------

                                       309,227      5,408      (3,059)  311,576
                                       ----------------------------------------

     March 31, 1999
     --------------       Par Value               Gross       Gross    Estimated
     Consolidated         or number  Amortized  unrealized  unrealized   market
     Available-for-Sale   of shares     cost      gains       losses      value
                          ------------------------------------------------------
                                               (in thousands)

     U.S. treasury
       securities and
       government
       obligations        $  34,105  $  34,907      1,949         (379)  36,477
     U.S. government
       agency mortgage-
       backed securities  $  40,289     39,980        802         (25)   40,757
     States,
       municipalities
       and political
       subdivisions       $  12,695     12,815        867         (39)   13,643
     Corporate
       securities         $ 418,150    420,766     10,412      (5,357)  425,821
     Mortgage-backed
       securities         $  35,793     35,544        957         (29)   36,472
     Redeemable preferred
       stocks                 1,321     33,266      1,499        (263)   34,502
                                       ----------------------------------------

                                       577,278     16,486      (6,092)  587,672
                                       ----------------------------------------

            Total                    $ 886,505     21,894      (9,151)  899,248
                                       ========================================

                      AMERCO AND CONSOLIDATED SUBSIDIARIES

                                   (Unaudited)


3.  SUMMARIZED CONSOLIDATED FINANCIAL INFORMATION OF INSURANCE SUBSIDIARIES

     A summarized consolidated balance sheet for Republic is presented below:

                                                             March 31,
                                                     --------------------
                                                         1999        1998
                                                     ---------------------
                                                          (in thousands)

    Investments, fixed maturities                  $   413,574     425,133
    Investments, other                                  25,451      25,194
    Receivables                                        118,266     137,311
    Deferred policy acquisition costs                   12,075       7,203
    Due from affiliate                                  17,465      34,304
    Deferred federal income taxes                       13,495      16,724
    Other assets                                        21,244       8,205
                                                       -------------------

         Total assets                              $   621,570     654,074
                                                       ===================

    Policy liabilities and accruals                $   341,781     380,573
    Unearned premiums                                   48,236      44,767
    Other policyholders' funds and liabilities          20,660      31,937
                                                       -------------------
      Total liabilities                                410,677     457,277

    Stockholder's equity                               210,893     196,797
                                                       -------------------

         Total liabilities and
           stockholder's equity                    $   621,570     654,074
                                                       ===================


     A summarized consolidated income statement for Republic is presented below:

                                                   Quarter ended March 31,
                                                   -----------------------
                                                         1999        1998
                                                   -----------------------
                                                            (in thousands)

    Premiums                                      $     33,793      22,727
    Net investment income                                8,152       9,001
                                                        ------------------
      Total revenue                                     41,945      31,728

    Benefits and losses                                 28,285      20,043
    Amortization of deferred
      policy acquisition costs                           3,210       1,801
    Other expenses                                       8,459       7,661
                                                        ------------------
      Total expenses                                    39,954      29,505

        Income from operations                           1,991       2,223
    Federal income tax expense                            (627)       (625)
                                                        ------------------

        Net income                                 $     1,364       1,598
                                                        ==================

                      AMERCO AND CONSOLIDATED SUBSIDIARIES

                                   (Unaudited)


3. SUMMARIZED CONSOLIDATED FINANCIAL INFORMATION OF INSURANCE SUBSIDIARIES, continued

     A summarized consolidated balance sheet for Oxford is presented below:

                                                             March 31,
                                                     ---------------------
                                                         1999        1998
                                                     ---------------------
                                                          (in thousands)

    Investments, fixed maturities                  $   483,325     465,892
    Investments, other                                 151,678     112,446
    Receivables                                         39,497      54,524
    Deferred policy acquisition costs                   57,979      42,479
    Due (to) from affiliate                            (10,155)        506
    Other assets                                        26,404      30,938
                                                       -------------------

      Total assets                                 $   748,728     706,785
                                                       ===================

    Policy liabilities and accruals                $   145,124     161,375
    Premium deposits                                   461,948     428,100
    Other policyholders' funds and liabilities          26,316      18,521
    Deferred taxes                                      21,653      11,256
                                                       -------------------
      Total liabilities                                655,041     619,252

    Stockholder's equity                                93,687      87,533
                                                       -------------------
        Total liabilities and
          stockholder's equity                     $   748,728     706,785
                                                       ===================

     A summarized consolidated income statement for Oxford is presented below:

                                                   Quarter ended March 31,
                                                   -----------------------
                                                         1999        1998
                                                   -----------------------
                                                          (in thousands)

    Premiums                                       $    25,112      16,018
    Net investment income                                5,514       4,395
                                                        ------------------
      Total revenue                                     30,626      20,413

    Benefits and losses                                 15,424      11,124
    Amortization of deferred
      policy acquisition costs                           3,340       2,810
    Other expenses                                       8,002       2,698
                                                        ------------------
      Total expenses                                    26,766      16,632

        Income from operations                           3,860       3,781
    Federal income tax expense                          (1,261)     (1,262)
                                                        ------------------

        Net income                                 $     2,599       2,519
                                                        ==================

     In December 1998, North American Fire & Casualty Insurance Company was sold to Republic.

                      AMERCO AND CONSOLIDATED SUBSIDIARIES

                                   (Unaudited)


4.  ACCUMULATED OTHER COMPREHENSIVE INCOME

     A summary of accumulated comprehensive income components follows:
                                             Unrealized   Fair market   Accumulated
                                  Foreign    gain (loss)    value of        other
                                  currency       on        cash flow   comprehensive
                                 translation investments     hedge          income
                                ----------------------------------------------------
                                                     (in thousands)
   Balance at March 31, 1999    $  (25,411)      11,302        (3,631)       (17,740)
     Foreign currency
      translation                     (363)         -             -             (363)
     Fair market value of
       cash flow hedge,
       net of taxes of $525            -            -             975            975
     Unrealized loss
       on investments,
       net of taxes of $2,298          -         (4,452)          -           (4,452)
                                   -------       ------        ------        -------


   Balance at June 30, 1999     $  (25,774)       6,850        (2,656)       (21,580)
                                   =======       ======        ======        =======


   Balance at March 31, 1998    $  (18,675)       9,291           -           (9,384)
     Foreign currency
       translation                  (2,507)         -             -           (2,507)
     Unrealized loss
       on investments,
       net of taxes of $570            -           (982)          -             (982)
                                   -------       ------        ------        -------
   Balance at June 30, 1998     $  (21,182)       8,309           -          (12,873)
                                   =======       ======        ======        =======

5.  CONTINGENT LIABILITIES AND COMMITMENTS

     During the quarter ended June 30, 1999, a subsidiary of U-Haul entered into four transactions and has subsequently entered into three additional transactions, whereby AMERCO sold rental trucks and subsequently leased back. AMERCO has guaranteed $5,599,000 of residual values at June 30, 1999 and an additional $4,820,000 subsequent to June 30, 1999 for these assets at the end of the respective lease terms. Following are the lease commitments for the leases executed during the quarter ended June 30, 1999, and subsequently which have a term of more than one year (in thousands):

                                              Net activity
             Year ended           Lease       subsequent to
              March 31,        Commitments      period end      Total
            ---------------------------------------------------------

             2000              $   3,243          2,400         5,643
             2001                  4,174          3,429         7,603
             2002                  4,174          3,429         7,603
             2003                  4,174          3,429         7,603
             2004                  4,174          3,429         7,603
             Thereafter            9,278          7,889        17,167
                                 ------------------------------------
                               $  29,217         24,005        53,222
                                 ====================================

     In the normal course of business, AMERCO is a defendant in a number of suits and claims. AMERCO is also a party to several administrative proceedings arising from state and local provisions that regulate the removal and/or clean-up of underground fuel storage tanks. It is the opinion of management that none of such suits, claims or proceedings involving AMERCO, individually or in the aggregate are expected to result in a material loss.

                      AMERCO AND CONSOLIDATED SUBSIDIARIES

                                   (Unaudited)


6.  LEGAL PROCEEDINGS

     As disclosed in AMERCO's Form 10-K for the year ended March 31, 1999, Paul
F. Shoen, a major stockholder and former director of AMERCO, filed a complaint in the Ninth Judicial District Court of the State of Nevada, Douglas County, entitled Paul F. Shoen v. AMERCO, Case No. 95-CV-0227, for reimbursement of expenses pursuant to his indemnification agreement with AMERCO. By agreement of the parties, the case was referred to an independent counsel for resolution on January 29, 1999. The independent counsel awarded Mr. Shoen $810,000 of the $1.2 million that he sought. On or about June 1, 1999, the determination of the independent counsel became final and AMERCO agreed to pay Mr. Shoen such amount, plus accrued interest and expenses. Mr. Shoen was paid $1,012,521 on July 30, 1999.


7.  SUPPLEMENTAL CASH FLOWS INFORMATION

     The (increase) decrease in receivables, inventories and accounts payable and accrued liabilities net of other operating and investing activities follows:

                                                  Quarters ended June 30,
                                            ------------------------------
                                                  1999              1998
                                            ------------------------------
                                                      (in thousands)

        Receivables                       $     (21,627)          (24,243)
                                            =============================

        Inventories                       $       6,707            (3,599)
                                            =============================

        Accounts payable and
          accrued liabilities             $      (7,752)          (30,210)
                                            =============================

     Income taxes paid in cash amounted to $154,000 for the quarter ended June 30, 1999. There were no income taxes paid in cash for the quarter ended June 30, 1998.

     Interest paid in cash amounted to $15,094,000 and $20,282,000 for the quarters ended June 30, 1999 and 1998, respectively.

                      AMERCO AND CONSOLIDATED SUBSIDIARIES

                                   (Unaudited)


8.  EARNINGS PER SHARE

     The following table reflects the calculation of the earnings per share:


                                                               Income        Shares     Per Share
                                                             (Numerator)  (Denominator)   Amount
                                                             -----------  ------------    ------
                                                                 (in thousands, except
                                                               share and per share data)
Quarter ended June 30, 1999:
Earnings from operations                                    $      42,307
Less dividends on Series A and Series B preferred shares            3,392
                                                               ----------
Basic earnings per common share                                    38,915   21,953,199     $1.77

Effect of dilutive securities - Series B preferred shares             151    1,000,000
                                                               ----------   ----------
Diluted earnings per common share                                  39,066   22,953,199     $1.70

Quarter ended June 30, 1998:
Earnings from operations                                    $      31,230
Less dividends on Series A and Series B preferred shares            4,744
                                                               ----------
Basic and diluted earnings per common share                        26,486   21,924,749     $1.21

9.  RELATED PARTIES

     During the quarter ended June 30, 1999, a subsidiary of U-Haul held various senior and junior notes with SAC Holding Corporation and its subsidiaries (SAC Holdings). The voting common stock of SAC Holdings is held by Mark V. Shoen, a major stockholder of AMERCO.

     U-Haul's subsidiary received interest payments of $2,902,000 and $1,794,000 from SAC Holdings during the quarter ended June 30, 1999 and 1998, respectively.

     U-Haul currently manages the properties owned by SAC Holdings pursuant to a management agreement, under which U-Haul receives a management fee equal to 6% of the gross receipts from the properties. Management fees of $1,035,000 and $520,000 were received during the quarter ended June 30, 1999 and 1998, respectively. The management fee percentage is consistent with the fees received by U-Haul for other properties managed by U-Haul.

     During the quarter ended June 30, 1999, a subsidiary of AMERCO funded through a note receivable the purchase of properties and construction costs for SAC Holdings of approximately $11,511,000.

     In December 1998, U-Haul and Real Estate completed the sale of twenty-six storage properties to Six SAC Self-Storage Corporation, a subsidiary of SAC Holding Corporation, for $99,685,000. Real Estate received cash and notes from the sale. The gain was reflected in the Consolidated Statement of Changes in Stockholders' Equity at March 31, 1999.

                      AMERCO AND CONSOLIDATED SUBSIDIARIES

                                   (Unaudited)


10.  NEW ACCOUNTING STANDARDS

     During fiscal year 1999, AMERCO implemented Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". As of June 30, 1999, AMERCO recorded an after tax adjustment of $975,000 to accumulated other comprehensive income recognizing the fair value of derivatives designated as cash flow hedges. AMERCO uses interest rate swap agreements to potentially mitigate the impact of changes in interest rates on its variable rate debt. For the quarter ended June 30, 1999, AMERCO recognized $8,000 as interest expense, representing the ineffectiveness of the cash flow hedging activity.

     Other pronouncements issued by the Financial Standards Board with future effective dates are either not applicable or not material to the consolidated financial statements of AMERCO.



11.  INDUSTRY SEGMENT AND GEOGRAPHIC AREA DATA

     Industry Segment Data - AMERCO has four industry segments represented by Moving and Storage Operations (U-Haul), Real Estate, Property and Casualty Insurance (Republic) and Life Insurance (Oxford).

     Information concerning operations by industry segment follows:
                      Moving              Property/             Adjustments
                    and Storage   Real    Casualty     Life         and
                    Operations   Estate   Insurance  Insurance  Eliminations  Consolidated
                    ----------------------------------------------------------------------
                                               (in thousands)

   Quarter ended June 30, 1999
   ---------------------------
   Revenues:
    Outside         $  366,711     2,957       39,422    30,320          -         439,410
    Intersegment           -      17,610        2,523       306      (20,439)          -
                     ---------  --------      -------   -------     ---------    ---------
    Total revenue   $  366,711    20,567       41,945    30,626      (20,439)      439,410
   Depreciation/
    amortization    $   19,144     2,475        3,359     4,569          -          29,547
   Interest expense $   20,198    10,238          -         -        (10,238)       20,198
   Pretax earnings  $   51,735     7,778        1,991     3,680          -          65,364
   Income tax       $   18,447     2,722          627     1,261          -          23,057
   Identifiable
     assets         $1,423,617   703,393      621,570   748,728     (335,412)    3,161,896



                      AMERCO AND CONSOLIDATED SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued
                                   (Unaudited)


11. INDUSTRY SEGMENT AND GEOGRAPHIC AREA DATA, continued

                      Moving                 Property/             Adjustments
                    and Storage     Real     Casualty     Life         and
                    Operations     Estate    Insurance  Insurance  Eliminations  Consolidated
                    -------------------------------------------------------------------------
                                                  (in thousands)

   Quarter ended June 30, 1998
   ---------------------------
   Revenues:
    Outside         $  340,471     1,447       31,699    20,127          -         393,744
    Intersegment           -      18,058           29       286      (18,373)          -
                     ---------------------------------------------------------------------
    Total revenue   $  340,471    19,505       31,728    20,413      (18,373)      393,744
   Depreciation/
     amortization   $   14,521     3,234        2,024     3,273          -          23,052
   Interest expense $   18,651    10,056          -         -        (10,056)       18,651
   Pretax earnings  $   36,905     4,463        2,223     3,781          -          47,372
   Income tax       $   12,695     1,560          625     1,262          -          16,142
   Identifiable
    assets          $1,298,864   659,477      654,074   706,785     (336,370)    2,982,830


   Geographic Area Data -              United States     Canada    Consolidated
                                       ----------------------------------------
     (All amounts are in U.S. $'s)                   (in thousands)

   Quarter ended June 30, 1999
   ---------------------------
   Total revenues                       $    430,125        9,285       439,410
   Depreciation/amortization            $     28,752          795        29,547
   Interest expense                     $     20,190            8        20,198
   Income tax                           $     23,057          -          23,057
   Identifiable assets                  $  3,117,181       44,715     3,161,896

   Quarter ended June 30, 1998
   ---------------------------
   Total revenues                       $    385,047        8,697       393,744
   Depreciation/amortization            $     22,112          940        23,052
   Interest expense                     $     18,645            6        18,651
   Income tax                           $     16,142          -          16,142
   Identifiable assets                  $  2,930,942       51,888     2,982,830


12.  SUBSEQUENT EVENTS

     On July 15, 1999, AMERCO repurchased the outstanding 25,000 shares of
Series B preferred stock for $25,213,000, including a dividend of $213,000
($8.54 per preferred share).

     On August 3, 1999, AMERCO declared a cash dividend of $3,241,000 ($0.53125 per preferred share) to the Series A preferred stockholders of record as of August 13, 1999.



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

FORWARD-LOOKING STATEMENTS
     This report contains forward-looking statements. Additional written or oral forward-looking statements may be made by AMERCO from time to time in filings with the Securities and Exchange Commission or otherwise. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements may include, but not be limited to, projections of revenues, income or loss, estimates of capital expenditures, plans for future operations, products or services and financing needs or plans, as well as assumptions relating to the foregoing. The words "believe", "expect", "anticipate", "estimate", "project" and similar expressions identify forward-looking statements, which speak only as of the date the statement was made.
Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by or underlying the forward-looking statements. The following disclosures, as well as other statements in AMERCO's report and in the Notes to AMERCO's Consolidated
Financial Statements, describe factors, among others, that could contribute to or cause such differences, or that could affect AMERCO's stock price.

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


RESULTS OF OPERATIONS

QUARTER ENDED JUNE 30, 1999 VERSUS QUARTER ENDED JUNE 30, 1998

Moving and Storage Operations
     U-Haul revenues consist of (i) total rental revenue and (ii) net sales.
Total rental revenue increased by $24.1 million, approximately 8.6%, to $305.0 million in the quarter ended June 30, 1999. Net revenues from the rental of moving related equipment grew by $23.1 million primarily due to an increase in truck rental revenue. The growth in truck rental revenue primarily reflects improved utilization and an increase in the average revenue per one-way transaction.

     Net sales revenues were $57.6 million in the quarter ended June 30, 1999, which represents an increase of approximately 2.3% as compared to the quarter ended June 30, 1998, net sales of $56.3 million. A 5.3% increase in revenue from the sale of moving support items (i.e. boxes, etc.) led to the improvement during the quarter.

     Cost of sales was $31.4 million in the quarter ended June 30, 1999, which represents a decrease of 4.0% from $32.7 million for the same period of the prior year. A reduction in the amount of repair performed for independent fleetowners was primarily responsible for the decline.

     Operating expenses increased to $224.2 million in the quarter ended
June 30, 1999 from $219.4 million in the quarter ended June 30, 1998, an increase of 2.2%. Increased expenditure levels for rental equipment maintenance and personnel due to an increase in fleet size and transaction levels, combined with higher lease expense reflecting increased leasing activity, were primarily responsible.

     Lease expense for the quarter ended June 30, 1999 was $31.2 million and was $26.9 million in the quarter ended June 30, 1998. Increased leases on rental equipment is the primary cause for the $4.3 million change.

     Depreciation, net for the quarter ended June 30, 1999 was $16.7 million, as compared to $14.1 million in the same period of the prior year. The increase is primarily associated with increased depreciation on the expanding rental fleet.

Real Estate Operations
     Rental revenue before intercompany eliminations was $18.2 million in the quarter ended June 30, 1999, compared to $18.6 million in the quarter ended
June 30, 1998. Intercompany revenue was $17.6 million as compared to $18.1 million in the prior year's first quarter.

     Net investment and interest income was $2.4 million in the quarter ended
June 30, 1999 as compared to $0.6 million in the prior period. This increase correlates to a significant increase in average note and mortgage receivables outstanding.

     Operating expenses were $0.5 million in the quarter ended June 30, 1999 versus $1.5 million in the quarter ended June 30, 1998. Reduced building maintenance expense accounted for the majority of the decline from the prior year.

     Depreciation expense for the quarter ended June 30, 1999 was $2.1 million, as compared to $3.5 million in the same period of the prior year. The decrease primarily reflects a $0.7 million increase in gains from the disposition of property.

Property and Casualty
     Republic's gross premium writings for the quarter ended March 31, 1999 and 1998 were $33.8 million and $22.7 million, respectively. The premium increase resulted from the U-Haul Liability programs in the rental industry, which increased to $14.4 million from $5.7 million, respectively. General agency premiums of $4.0 million for 1999 increased from $1.6 million in 1998 due to the cancellation of a general agency agreement, a portion of which is now being written through another agent. Republic's direct multiple peril coverage increased to $5.4 million at March 31, 1999 compared to $4.9 million for 1998.
Assumed treaty reinsurance decreased to $9.9 million for the quarter ended March
31, 1999 as compared to $10.5 million at March 31, 1998 due to a decrease in premium writings and unearned premium reserves.

     Net investment income was $8.2 million for the quarter ended March 31, 1999 and $9.0 million for 1998. The decrease resulted from a decrease in invested assets and a lower yield on reinvested funds.

          Benefits and losses incurred were $28.3 million and $20.0 million for the quarters ended March 31, 1999 and 1998, respectively. The increase is due to increased claim payments and an increase in the liability for unpaid reported claims on U-Haul's Business Auto/General Liability program. Republic's claims department has created a plan of action targeting older reserves on both litigated and non-litigated claims to close out these outstanding reserves.
This increase was slightly offset by a decrease in MacCready & Gutmann's liability for unpaid unreported claims.

     Deferred acquisition costs (DAC) consists of commissions and other costs, which vary with and are primarily related to the production of new business.
The prior year end commissions, and other related expenses, are amortized over the following year. The amortization expenses for the quarters ended March 31, 1999 and 1998 consisted of $3.2 million and $1.8 million, respectively. The increase is due to assumed reinsurance, which increased to $1.1 million from 1998 and relates to an increase in unearned premiums.

     Operating expenses were $8.5 million and $7.7 million for the quarters ended March 31, 1999 and 1998, respectively. Commissions consisted of $4.1 million at March 31, 1999, compared to $4.4 million at March 31, 1998. The commission decrease is mainly due to assumed treaty reinsurance. Lease expenses increased to $0.4 million for 1999 as compared to $0.2 million for 1998.

     All other underwriting expenses consisted of $4.0 million and $3.1 million for 1999 and 1998, respectively. This increase results primarily from increased expenses in the claims organization. During 1998, 94 positions were added in home and field office locations and two offices were opened, in Texas and Iowa.
The positions added were staff, as well as, Director and Manager levels. The hiring of six new Field Office Managers and three new Home Office Directors brought a combined 200 years of claims, management and leadership experience to Republic. Benefits from these additions include a reduction in average file age from 600+ days to nearly 100 days for non-litigated files; a reduction in lawsuits by 35%; a 70% reduction in customer complaints and a decrease in Department of Insurance complaints by 50%. In addition, loss and loss adjustment expenses are down 20% and 30%, respectively, since 1997.

     Republic completed the quarters ended March 31, 1999 and 1998 with operating profit before tax and intercompany elimination of $2.0 million and $2.2 million, respectively. This represents a decrease in 1999 of $0.2 million over 1998 and resulted mainly from increased underwriting expenses.

Life Insurance
     Net premiums were $25.1 million for the quarter ended March 31, 1999 and $16.0 million for 1998. During 1999, Oxford realized premium increases from 1998 and 1997 in the areas of Medicare supplement, credit life and disability, and single premium whole life insurance products. Oxford increased Medicare supplement premium through the reinsurance of a block of policies and by adding direct premium through new programs; these increased premiums by $2.6 million.
Credit life and disability premiums grew $5.0 million from increased marketing efforts. Both Oxford's recently acquired companies heavily market credit life and disability insurance. Oxford began marketing a new single premium whole life policy in 1998; this product accounted for $1.5 million of new premiums.

     Net investment income before intercompany eliminations was $5.5 million for the quarter ended March 31, 1999 and $4.4 million for 1998. This increase is due to the increase in the average invested assets for the year, which was the result of new premium in 1999 and the increased asset base from the acquisition of North American Insurance Company and Safe Mate Life Insurance Company.

     Benefits incurred were $15.4 million and $11.1 million and for the quarters ended March 31, 1999 and 1998, respectively. This increase is primarily due to Medicare supplement benefits incurred. These benefits are related to the new business recorded in 1998. The new Medicare supplement reinsurance accounted for $3.8 million of the increase.

     Amortization of DAC was $3.3 million and $2.8 million for the quarters ended March 31, 1999 and 1998, respectively. Typically, Oxford defers commissions and other policy acquisition costs on single premium business.
These costs are amortized as the premium is earned over the term of the  policy.
Oxford continues to increase its single premium credit business in force, thus increasing both the deferred costs on the balance sheet and the subsequent amortization.

     Operating expenses were $8.0 million and $2.7 million for the quarters ending March 31, 1999 and 1998, respectively. A key component of operating expenses is the amortization of acquisition costs resulting from the purchase of NAI. This amounts to $1.3 million in 1999. Commissions have increased $3.0 million in 1999 in proportion to the increase in new premiums. Operating expenses, still within budgeted expectations, have increased in 1999 due to the expansion of business volume.

     Operating profit before tax and intercompany eliminations was $3.9 million and $3.8 million for the quarters ending March 31, 1999 and 1998, respectively.
The increase over prior year is primarily due to higher revenue.

Interest Expense
     Interest expense was $20.2 million for the quarter ended June 30, 1999, as compared to $18.7 million for the quarter ended June 30, 1998. The increase can be attributed to an increase in average debt outstandings and a modest increase in the average cost of debt.

Consolidated Group
     As a result of the foregoing, pretax earnings of $65.4 million were realized in the quarter ended June 30, 1999, as compared to $47.4 million for the same period in 1998. After providing for income taxes, net earnings for the quarter ended June 30, 1999 were $42.3 million, as compared to $31.2 million for the same period of the prior year.

QUARTERLY RESULTS
     The following table presents unaudited quarterly results for the nine quarters in the period beginning April 1, 1997 and ending June 30, 1999. AMERCO believes that all necessary adjustments have been included in the amounts stated below to present fairly, and in accordance with generally accepted accounting principles. U-Haul moving and storage operations are seasonal and proportionally more of AMERCO's revenues and net earnings from its U-Haul moving and storage operations are generated in the first and second quarters of each fiscal year (April through September). The operating results for the periods presented are not necessarily indicative of results for any future period.

                                 Quarter Ended
                                ---------------
                                   Jun 30
                                     1999
                                ----------------
                           (in thousands, except share
                                and per share data)
Total revenues                 $   439,410
Net earnings                        42,307
Weighted average common
  shares outstanding
    Basic                       21,953,199
    Diluted                     22,953,199
Net earnings
  per common share (1)
    Basic                             1.77
    Diluted                           1.70

                                                 Quarter Ended
                                ----------------------------------------------
                                   Jun 30      Sep 30      Dec 31      Mar 31
                                     1998        1998        1998        1999
                                ----------------------------------------------
                                (in thousands, except share and per share data)
Total revenues                 $   393,744     444,233     373,119     343,683
Net earnings (loss)                 31,230      42,171       2,478     (13,370)
Weighted average common
  shares outstanding            21,924,749  21,935,854  21,942,190  21,947,951
Net earnings (loss) per
  common share (both basic
  and diluted) (1)             $      1.21        1.71       (0.07)      (0.78)

                                                 Quarter Ended
                                ----------------------------------------------
                                   Jun 30      Sep 30      Dec 31      Mar 31
                                     1997        1997        1997        1998
                                ----------------------------------------------
                                (in thousands, except share and per share data)
Total revenues                 $   371,180     416,374     323,598     314,104
Earnings (loss) from operations
  before extraordinary loss
  on early extinguishment
  of debt (2) (3) (4) (5)           29,198      39,032      (5,390)    (14,184)
Net earnings (loss) (3)
 (4) (5)                            29,198      34,894     (15,236)    (13,872)
Weighted average common
  shares outstanding            21,879,156  21,890,072  21,901,521  21,913,654
Earnings (loss) from operations
  before extraordinary loss
  on early extinguishment
  of debt per common share
  (2) (3) (4) (5) (6)                 1.09        1.54       (0.49)      (0.85)
Net earnings (loss) per
  common share (both basic
  and diluted) (1) (2) (3)
 (4) (5) (6)                          1.09        1.35       (0.94)      (0.84)

_______________
(1) Net earnings (loss) per common share amounts were computed after giving effect to the dividends on AMERCO's Preferred Stock.

(2) Reflects the adoption of Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" during the fourth quarter of fiscal year 1998.

(3) Reflects the change in estimated residual values during the fourth quarter of fiscal year 1998.

(4) During the second quarter of fiscal year 1998, AMERCO extinguished $76.0 million of 10.27% interest-bearing notes originally due in fiscal year 1999 through fiscal year 2002. This resulted in an extraordinary loss of $4.0 million, net of tax of $2.4 million ($0.18 per share).

(5) During the third quarter of fiscal year 1998, AMERCO extinguished $255.0 million of 6.43% to 8.13% interest-bearing notes originally due in fiscal year 1999 through fiscal year 2010. This resulted in an extraordinary loss of $9.7 million, net of tax of $5.6 million ($0.44 per share).

(6) Reflects the redemption of $50 million and $25 million of Series B preferred stock in fiscal years 1999 and 1998, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Moving and Storage Operations
     To meet the needs of its customers, U-Haul must maintain a large inventory of fixed asset rental items. At June 30, 1999, net property, plant, and equipment represented approximately 71.3% of total U-Haul assets. In the quarter ended June 30, 1999, capital expenditures were $107.1 million, as compared to $95.3 million in the quarter ended June 30, 1998. These expenditures primarily reflect rental truck acquisitions. The capital required for these acquisitions was obtained through internally generated funds from operations, debt and lease financings.

     Cash flow from operations was $74.1 million in the quarter ended
June 30, 1999, as compared to $53.6 million in the quarter ended June 30, 1998.
The increase reflects the growth in net earnings and higher depreciation and amortization.

     At June 30, 1999, total outstanding notes and loans payable was $1,138.8 million as compared to $1,114.8 million at March 31, 1999, and $1,062.5 million at June 30, 1998.

     During each of the fiscal years ending March 31, 2000, 2001 and 2002, U-Haul expects gross capital expenditures will average approximately $325 million primarily reflecting rental fleet rotation. This level of capital expenditures, combined with an average of approximately $50-90 million in annual long-term debt maturities during this same period, are expected to create annual average funding needs of approximately $375-415 million.
Management expects that U-Haul will fund almost all of these requirements with internally generated funds, including proceeds from the disposition of older trucks and other asset sales.

Real Estate Operations
     Cash provided by operating activities was $0.4 million in the quarter ended June 30, 1999 as compared to $1.8 million during the first quarter of the prior year. The increase in gains from property dispositions and changes in other assets and liabilities were responsible for the decline.

Property and Casualty
     Cash flows provided (used) by operating activities were $(3.8) million and $(13.1) million for the quarters ended March 31, 1999 and 1998, respectively.
The change resulted mainly from decreases due from affiliates, accounts receivable, paid losses recoverable and the change in loss and loss expense reserve, which were offset by decreases in other liabilities and the change in unearned premium reserves compared to 1998.

     Republic's cash and cash equivalents and short-term investment portfolio were $7.0 million and $5.3 million at March 31, 1999 and 1998, respectively.
This increase resulted from the timing difference of maturities/calls being reinvested. This level of liquid assets, combined with budgeted cash flow, is adequate to meet periodic needs. Capital and operating budgets allow Republic to schedule cash needs in accordance with investment and underwriting proceeds.

     Republic maintains a diversified securities investment portfolio, primarily in bonds, at varying maturity levels with 95.1% of the fixed-income securities consisting of investment grade securities. The maturity distribution is designed to provide sufficient liquidity to meet future cash needs. Current liquidity remains strong with current invested assets equal to 106.9% of total liabilities.

     The liability for reported and unreported losses are based upon company historical and industry averages. Unpaid loss adjustment expenses are based on historical ratios of loss adjustment expenses paid to losses paid. Unpaid loss and loss expenses are not discounted.

     Stockholder's equity increased $14.1 million from $196.8 million at March
31, 1998 to $210.9 million at March 31, 1999. Republic considers current stockholder's equity to be adequate to support future growth and absorb unforeseen risk events. Republic does not use debt or equity issues to increase capital and therefore has no exposure to capital market conditions.

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

     Cash flows provided (used) by operating activities were $(1.2) million and $3.7 million for the quarters ended March 31, 1999 and 1998, respectively. The decrease in cash flows from operating activities in 1999 relates to the costs associated with new single premium writings combined with increases in premiums due to Oxford but not yet collected. In 1999, cash flows provided by financing activities were approximately $5.4 million. During 1998, cash flows provided by financing activities were $2.8 million. Cash flows from deferred annuity sales increase investment contract deposits, which are a component of financing activities, as well as the purchase of fixed maturities, which are a component of investing activities. The increase in cash flows provided by financing activities is due to a higher volume of deferred annuity sales in the first quarter of 1999 compared to the first quarter of 1998.

     In addition to cash flows from operating and financing activities, a substantial amount of liquid funds is available through Oxford's short-term portfolio. At March 31, 1999 and 1998, short-term investments were $77.2 million and $21.8 million, respectively. Management believes that the overall sources of liquidity will continue to meet foreseeable cash needs.

     Stockholder's equity of Oxford increased to $93.7 million in 1999 from $87.5 million in March of 1998. Oxford did not pay dividends to its parent in 1999 or 1998.

     Applicable laws and regulations of the State of Arizona require AMERCO's insurance subsidiaries to maintain minimum capital and surplus determined in accordance with statutory accounting practices. With respect to Oxford, the amount is $450,000. In addition, the amount of dividends that can be paid to shareholders by insurance companies domiciled in the State of Arizona is limited. Any dividend in excess of the limit requires prior regulatory approval. Statutory surplus which can be distributed as dividends without regulatory approval is $.7 million at March 31, 1999. These restrictions are not expected to have a material adverse effect on the ability of AMERCO to meet its cash obligation.

Consolidated Group
     During each of the fiscal years ending March 31, 1999, 2000 and 2001, U-
Haul estimates gross capital expenditures will average approximately $325 million primarily reflecting rental fleet rotation. This level of capital expenditures, combined with an average of approximately $30-$115 million in annual long-term debt maturities during this same period, are expected to create annual average funding needs of approximately $355-$440 million. Management estimates that U-Haul will fund 100% of these requirements with internally generated funds, including proceeds from the disposition of older trucks and other asset sales.

Credit Agreements
     AMERCO's operations are funded by various credit and financing arrangements, including unsecured long-term borrowings, unsecured medium-term notes, and revolving lines of credit with domestic and foreign banks.
Principally to finance its fleet of trucks and trailers, AMERCO routinely enters into sale and leaseback transactions. During April 1999, AMERCO issued
$150 million of 7.20% Senior Notes due 2002 to repay floating indebtedness outstanding under the revolving credit agreement. As of June 30, 1999, AMERCO had $1,138.8 million in total notes and loans payable outstanding and unutilized lines of credit of approximately $204.0 million.

     Certain of AMERCO's credit agreements contain restrictive financial and other covenants, including, among others, covenants with respect to incurring additional indebtedness, maintaining certain financial ratios, and placing certain additional liens on its properties and assets. At June 30, 1999, AMERCO was in compliance with these covenants.

     AMERCO is further restricted in the issuance of certain types of preferred stock. AMERCO is prohibited from issuing shares of preferred stock that provide for any mandatory redemption, sinking fund payment, or mandatory prepayment, or that allow the holders thereof to require AMERCO or any subsidiary of AMERCO to repurchase such preferred stock at the option of such holders or upon the occurrence of any event or events without the consent of its lenders.

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

     AMERCO's date reliance functions related to the Year 2000 and beyond, such as rental transaction processing and financial systems, may be adversely affected unless these computer systems are or become Year 2000 compliant on a timely basis. Replacing, upgrading or modifying key financial systems has been on-going in the normal course of business. AMERCO is utilizing both internal and external resources to identify, correct, reprogram and test its systems for Year 2000 compliance. In particular, AMERCO has an outside consulting firm on-site currently making the Year 2000 compliance related modifications to existing systems. The assessment phase is complete for information technology. AMERCO's internal information technology conversion phase is underway, with the testing phase going on at the same time.

     AMERCO is also in the process of assessing its non-information technology items for Year 2000 compliance, such as rental vehicles and storage facilities security systems.

     AMERCO is communicating with its major business partners to determine the efforts being made on their part for compliance. Critical vendors with electronic data interchange are currently being tested. Testing has been satisfactorily completed with major banking partners and credit card processors.
Testing is expected to continue through the end of the second quarter of fiscal year 2000 with other business partners. There can be no assurance AMERCO will not be adversely affected by the failure of others to become Year 2000 compliant. For example, AMERCO may be affected by, among other things, the failure of inventory suppliers, credit card processors, security companies or other vendors and service providers to become Year 2000 compliant.

     AMERCO expects all of its critical systems to be Year 2000 compliant by the fall of calendar year 1999. AMERCO started with an initial budget of $2.0 million; as the conversion process continued.  This amount was increased to $2.8 million. Through June 30, 1999, $2.2 million has been incurred for Year 2000 related work. AMERCO is accelerating the replacement of its payroll system due to year 2000 non-compliance at an estimated cost of $0.3 million to be incurred starting in September 1999. AMERCO has not deferred any major computer programming or update projects due to Year 2000 efforts. Although AMERCO believes it will achieve compliance on a timely basis, no assurance can be given that AMERCO's computer systems will be Year 2000 compliant by the thrid quarter of fiscal year 2000 or otherwise in a timely manner or that AMERCO will not incur significant additional costs pursuing Year 2000 compliance. If the appropriate modifications are not made, or are not timely, the Year 2000 problem may have a material adverse effect on AMERCO.

     AMERCO considers its most likely worst case scenario to be if a business partner is not Year 2000 compliant. AMERCO is in the process of developing and refining contingency plans to be used if a business partner is not Year 2000 compliant. The contingency plan will include manual processing of rental transactions; manual preparation of payments to employees, vendors and claimants; manual licensing of equipment; manual preparation of financial statements and the movement of funds. The contingency plans have been formulated, with refinement continuing until the year 2000.

     Despite AMERCO's efforts to date, there can be no assurance that the Year
2000 problem will not have a material adverse effect on AMERCO in the future.

     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Reference is made to Part II, item 7A, Quantitative and Qualitative
Disclosures About Market Risk, in AMERCO's Annual Report on Form 10-K for the fiscal year ended March 31, 1999.

                           PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

     As disclosed in AMERCO's Form 10-K for the year ended March 31, 1999, Paul
F. Shoen, a major stockholder and former director of AMERCO, filed a complaint in the Ninth Judicial District Court of the State of Nevada, Douglas County, entitled Paul F. Shoen v. AMERCO, Case No. 95-CV-0227, for reimbursement of expenses pursuant to his indemnification agreement with AMERCO. By agreement of the parties, the case was referred to an independent counsel for resolution on January 29, 1999. The independent counsel awarded Mr. Shoen $810,000 of the
$1.2 million that he sought. On or about June 1, 1999, the determination of the independent counsel became final and AMERCO agreed to pay Mr. Shoen such amount, plus accrued interest and expenses. Mr. Shoen was paid $1,012,521 on July 30, 1999.




ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

 a. Exhibits

     Exhibit No.              Description
     -----------              -----------

          3.1     Restated Articles of Incorporation (1)
          3.2     Restated By-Laws of AMERCO as of August 27, 1997 (2)
         27       Financial Data Schedule

 b. Reports on Form 8-K.

           No report on Form 8-K was filed during the quarter ended
           June 30, 1999.

_____________________________________

(1) Incorporated by reference to AMERCO's Quarterly Report on Form 10-Q for the quarter ended December 31, 1992, file no. 0-7862.

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


                                   U-Haul International, Inc.
                                   ___________________________________
                                            (Registrant)


Dated: August 10, 1999              By: /S/ DONALD W. MURNEY
                                   ___________________________________
                                        Donald W. Murney, Treasurer
                                       (Principal Financial Officer)

