Form 10-K
period 2000-03-31
U HAUL INTERNATIONAL INC
filed 2000-06-29
CIK 4458

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
            FORM 10-K - Annual Report Pursuant to Section 13 or 15(d)
                      of the Securities Exchange Act of 1934
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

For the fiscal year ended           March 31, 2000
                          -----------------------------------------------------

                                            OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

For the transition period from ______________________ to _______________________

Commission         Registrant, State of Incorporation         I.R.S. Employer
File Number           Address and Telephone Number            Identification No.
-----------        -----------------------------------        ------------------
   1-11255            AMERCO                                     88-0106815
                      (A Nevada Corporation)
                      1325 Airmotive Way, Suite 100
                      Reno, Nevada  89502-3239
                      Telephone (775) 688-6300

   2-38498            U-Haul International, Inc.                 86-0663060
                      (A Nevada Corporation)
                      2727 N. Central Avenue
                      Phoenix, Arizona  85004
                      Telephone (602) 263-6645

   Securities registered pursuant to Section 12(b) of the Act:

                                                           Name of Each Exchange
Registrant                       Title of Class             on Which Registered
----------                       --------------           ----------------------
AMERCO                           Series A 8 1/2%         New York Stock Exchange
                                 Preferred Stock
U-Haul International, Inc.            None

   Securities registered pursuant to Section 12(g) of the Act:

             Registrant                       Title of Class
             ----------                       --------------
             AMERCO                           Common
             U-Haul International, Inc.       None

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                              ----     ----

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

       22,379,787 shares of AMERCO common stock, $0.25 par value, were outstanding at June 29, 2000. The aggregate market value of AMERCO common stock held by non-affiliates (i.e., stock held by persons other than officers, directors and 5% shareholders of AMERCO) was $152,957,730.
The aggregate market value was computed using the closing price for the common stock trading on NASDAQ on June 26, 2000.

       5,385 shares of U-Haul International, Inc. common stock, $0.01 par value, were outstanding at June 29, 2000. None of these shares were held by
non-affiliates.   U-Haul International, Inc. meets the conditions set forth
in General Instructions (I)(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

       Portions of AMERCO's Proxy Statement relating to its Annual Meeting of Stockholders to be held on September 8, 2000, are incorporated by reference in
Part III hereof.

                                TABLE OF CONTENTS

                                                          PAGE NO.
                                     PART I

ITEM   1.  BUSINESS......................................     3

           A.   AMERCO...................................     3

           B.   HISTORY..................................     3

           C.   MOVING AND STORAGE OPERATIONS............     4

           D.   REAL ESTATE OPERATIONS...................     5

           E.   INSURANCE OPERATIONS.....................     6

ITEM   2.  PROPERTIES....................................     9

ITEM   3.  LEGAL PROCEEDINGS.............................     9

ITEM   4.  SUBMISSION OF MATTERS TO A VOTE OF
           SECURITY HOLDERS..............................     9

                                     PART II

ITEM   5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY
           AND RELATED STOCKHOLDER MATTERS...............    10

ITEM   6.  SELECTED FINANCIAL DATA.......................    11

ITEM   7.  MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS OF
           OPERATIONS....................................    13

ITEM   7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES
           ABOUT MARKET RISK.............................    23

ITEM   8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY
           DATA..........................................    23

ITEM   9.  CHANGES IN AND DISAGREEMENTS WITH
           ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
           DISCLOSURE ...................................    23

                                     PART III

ITEM  10.  DIRECTORS AND EXECUTIVE OFFICERS OF
           THE REGISTRANTS...............................    24

ITEM  11.  EXECUTIVE COMPENSATION........................    24

ITEM  12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
           OWNERS AND MANAGEMENT.........................    24

ITEM  13.  CERTAIN RELATIONSHIPS AND RELATED
           TRANSACTIONS..................................    24

                                     PART IV

ITEM  14.  EXHIBITS, FINANCIAL STATEMENT
           SCHEDULES AND REPORTS ON FORM 8-K.............    25

                                     PART I

                                ITEM 1.  BUSINESS

                                    A. AMERCO

      AMERCO, a Nevada corporation (AMERCO), is the holding company for U-Haul International, Inc. (U-Haul), Amerco Real Estate Company (Real Estate), Republic Western Insurance Company (Republic) and Oxford Life Insurance Company (Oxford). Throughout this Form 10-K, unless the context otherwise requires, the term "AMERCO" includes all of its subsidiaries. AMERCO's executive offices are located at 1325 Airmotive Way, Suite 100, Reno, Nevada 89502-3239, and the telephone number is
(775) 688-6300. As used in this Form 10-K, all references to a fiscal year refer to AMERCO's fiscal year ended March 31 of that year. Republic and Oxford are consolidated on the basis of calendar years ended
December 31. Accordingly, all references to the years 1999, 1998 and 1997 correspond to AMERCO's fiscal years 2000, 1999 and 1998, respectively. AMERCO has four industry segments represented by Moving and Storage Operations (U-Haul), Real Estate, Property and Casualty Insurance (Republic) and Life Insurance (Oxford). See Note 21 of Notes to Consolidated Financial Statements in Item 8 for financial information regarding the industry segments.

Moving and Storage Operations
      Moving and self-storage operations consist of the rental of trucks and trailers, sale of moving aids such as boxes and the rental of self-storage spaces to the do-it-yourself mover. Operations are conducted using the registered tradename U-Haul<REGISTERED TRADEMARK> throughout the United States and Canada.

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

      On November 21, 1997, Oxford purchased all of the issued and outstanding shares of Encore Financial, Inc. and its subsidiaries (Encore). Encore's primary subsidiary is North American Insurance Company (NAI). NAI's premium volume is primarily from the sale of credit life and disability products, and Medicare supplement insurance. NAI owns all of the issued and outstanding common shares of North American Fire & Casualty Insurance Company (NAFCIC), a property and casualty company. In December 1998, NAFCIC was sold to Republic.

      On November 24, 1997, Oxford purchased all of the issued and outstanding shares of Safe Mate Life Insurance Company (Safe Mate). As of November 1, 1998, Safe Mate merged into Oxford. Safe Mate's business was the sale of credit life and disability products.

                                   B. HISTORY

      U-Haul was founded in 1945 under the name "U-Haul Trailer Rental Company". From 1945 to 1974, U-Haul rented trailers and, starting in 1959, trucks on a one-way and In-Town<REGISTERED TRADEMARK> basis through independent dealers. Since 1974, U-Haul has developed a network of owned rental centers (U-Haul Centers) through which U-Haul rents its trucks and trailers and provides related products and services (e.g., the sale and installation of hitches, as well as the sale of boxes and moving supplies). At March 31, 2000, U-Haul's distribution network included 1,200 U-Haul Centers and 14,500 independent dealers.

                                 C. MOVING AND STORAGE OPERATIONS

Business Strategies
      The U-Haul business strategy remains focused on do-it-yourself moving and self-storage customers. U-Haul believes that customer access, in terms of truck or trailer availability and proximity of rental locations, is critical to its success. Under the U-Haul name, our strategy is to offer, in an integrated manner over an extensive and geographically diverse network of 15,700 Company-owned Centers and independent dealers, a wide range of products and services to do-it-yourself moving and self-storage customers.

Moving Operations
      U-Haul has a variety of product offerings. Rental trucks are designed with do-it-yourself customers in mind. U-Haul trailers are suited to the low profile of many newly manufactured automobiles. As of March 31, 2000, the U-Haul rental equipment fleet consisted of 97,000 trucks, 80,300 trailers and 19,200 tow dollies. Additionally, U-Haul provides support rental items such as furniture pads and bumper hitches.

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

      U-Haul also sells a wide selection of moving supplies that include boxes, tape and packaging materials. U-Haul Centers also sell and install hitches and towing systems, and sell propane.

      U-Haul offers protection packages such as:
      (i) Safemove<REGISTERED TRADEMARK> - which provides moving customers with a damage waiver, cargo protection and medical and life coverage and
      (ii) Safestor<REGISTERED TRADEMARK> - which provides self-storage rental customers with various types of protection for their goods in storage.

      Independent dealers receive U-Haul equipment on a consignment basis and are paid a commission on gross revenues generated from their rentals. U-Haul maintains contracts with its independent dealers that may typically be terminated upon 30 days written notice by either party.

      U-Haul designs and manufactures its truck van boxes, trailers and various other support rental equipment items. Truck chassis are manufactured by both foreign and domestic truck manufacturers. These chassis receive certain post-delivery modifications and are joined with van boxes at strategically located Company-owned manufacturing and assembly facilities in the United States.

      U-Haul services and maintains its trucks and trailers through an extensive preventive-maintenance program, generally performed at Company-owned facilities located at or near U-Haul Centers. Major repairs are performed either by the chassis manufacturers' dealers or by Company-owned repair shops, and U-Haul takes advantage of manufacturers' warranties.

Competition
      The moving truck and trailer rental market is highly competitive and dominated by national operators in both the In-Town<REGISTERED TRADEMARK> and one-way markets. Recently two major competitors combined.
Budget Rent-A-Car acquired Ryder TRS (Ryder Truck Rentals). Management believes that this merger will not have a material adverse effect on AMERCO's financial position or operating results. Management believes that there are two distinct users of rental trucks: commercial users and do-it-yourself users. U-Haul focuses on the do-it-yourself mover. U-Haul believes that the principal competitive factors are convenience of rental locations, availability of quality rental equipment and price.

Self-Storage Business
      U-Haul entered the self-storage business in 1974 and since then has increased the rentable square footage of its storage locations through the acquisition of existing facilities and new construction. Ten percent of U-Haul's rental revenue is generated from storage. In addition, U-Haul has entered into management agreements to manage self-storage properties owned by others. U-Haul has also entered into a strategic and financial partnership with Private Mini Storage Realty, L.P., a Texas-based operator of self-storage properties.

      Through over 900 owned or managed storage locations in the United States and Canada, U-Haul offers for rent more than 29.1 million square feet of self-storage space. U-Haul's self-storage facility locations range in sizes up to 152,000 square feet of storage space, with individual storage units in sizes from 15 square feet to 400 square feet.

      The primary market for storage rooms is the storage of household goods. With the addition of over 20,000 storage rooms during fiscal year 2000, the average occupancy rate of facilities operating over one year was 84.1%, with modest seasonal variations. During fiscal year 2000, delinquent rentals as a percentage of total storage rentals were approximately 6.8%. U-Haul considers this rate to be satisfactory.

Competition
      The primary competition for a U-Haul self-storage location is other storage facilities within a trade area offering a comparable level of convenience to the customer.

Employees
      As of March 31, 2000, U-Haul's non-seasonal work force consisted of 15,800 full and part-time employees.

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

      A subsidiary of U-Haul, INW Company (INW), owns one property located within two different state hazardous substance sites in the State of Washington. The sites are referred to as the "Yakima Valley Spray Site" and the "Yakima Railroad Area." INW has been named as a "potentially liable party" (PLP) under state law with respect to this property as it relates to both sites.

      Based upon the information currently available to Real Estate, compliance with the environmental laws and its share of the costs of investigation and cleanup of known hazardous waste sites are not expected to have a material adverse effect on AMERCO's financial position or operating results.

                                    E. INSURANCE OPERATIONS

Business Strategies
      Republic's principal business strategy is to provide specialty insurance for personal, commercial and reinsurance markets. Republic focuses on selected regional and under-served customers through managing general agents, independent agents and brokers.

      Oxford's business strategy is long-term capital growth through direct writing of annuity, credit life and disability, universal life and Medicare supplement insurance. Currently, Oxford is pursuing this growth strategy of increased direct writing via acquisitions of small insurance companies, expanded distribution channels and product enhancement and diversity. The acquisitions of North American Insurance Company and Safe Mate Life Insurance Company in 1997 represent a significant movement toward this long-term goal. Oxford has significantly expanded its distribution channels and administrative capabilities through these acquisitions.

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

      The investment philosophies of Republic and Oxford emphasize protection of principal through the purchase of investment grade fixed-income securities. Approximately 88.0% of Republic's and 88.2% of Oxford's fixed-income securities consist of investment grade securities (NAIC-2 or greater). The maturity distributions are designed to provide sufficient liquidity to meet future cash needs.

Reinsurance
      Republic and Oxford assume and cede insurance from and to other insurers and members of various reinsurance pools and associations. Reinsurance arrangements are utilized to provide greater diversification of risk and to minimize exposure to large risks. However, the original insurer retains primary liability to the policyholder should the assuming insurer not be able to meet its obligations under the reinsurance agreements.

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

      In the past few years, the insurance and reinsurance regulatory framework has been subjected to increased scrutiny by the National Association of Insurance Commissioners (NAIC), federal and state legislatures and insurance regulators. These regulators are considering increased regulations, with an emphasis on insurance company investment and solvency issues. It is not possible to predict the future impact of changing state and federal regulations on the operations of Republic and Oxford.

      Republic and Oxford are in compliance with NAIC minimum risk-based capitalization requirements for insurance companies as of December 31, 1999.

Competition
      The highly competitive insurance industry includes a large number of property and casualty insurance companies and life insurance companies. In addition, the marketplace now includes financial service firms offering both insurance and financial products. Many competitors have been in business for a longer period of time or possess substantially greater financial resources. Competition in the insurance business is based upon price, product design and services rendered to producers and policyholders.

Employees
      Republic's non-seasonal work force consists of 386 full and part-time employees.

      Oxford's non-seasonal work force consists of 160 full and part-time employees.

Life Insurance
      Oxford offers annuities, life, credit life and disability, and Medicare supplement insurance products, both as a direct writer and as an assuming reinsurer. In addition, Oxford administers self-insured group health and dental plans for AMERCO. Reinsurance arrangements are entered into with unaffiliated reinsurers. Oxford's subsidiary, North American Insurance Company underwrites credit life and disability and Medicare supplement insurance.

Property and Casualty
      Republic's business activities consist of three basic areas: U-Haul, direct and assumed reinsurance underwriting. U-Haul underwritings include coverage for U-Haul customers, independent dealers and employees of AMERCO.
For the year ended December 31, 1999, approximately 18.3% of Republic's written premiums resulted from U-Haul underwriting activities. Republic's direct underwriting is done through company-employed underwriters and selected general agents. The products provided include liability coverage for rental vehicle lessees, storage rental properties, coverage for commercial multiple peril, nonstandard auto, mobile homes and excess workers' compensation. Republic's assumed reinsurance underwriting is done via broker markets. In an effort to decrease risk, Republic has entered into various catastrophe cover policies to limit its exposure.

      The liability for reported and unreported losses is based on both Republic's historical and industry averages. Unpaid loss adjustment expenses are based on historical ratios of loss adjustment expenses paid to losses paid. The liability for unpaid claims and unpaid claims expenses is based on estimates of the amount necessary to settle all claims as of the statement date. Both reported and unreported losses are included in the liability. Republic updates the liability estimate as additional facts regarding claim costs become available. These estimates are subject to uncertainty and variation due to numerous factors. In estimating reserves, no attempt is made to isolate inflation from the combined effect of other factors including inflation. Unpaid losses and unpaid loss expenses are not discounted.

      Activity in the liability for unpaid claims and claim adjustment expenses is summarized as follows:

                                         1999      1998      1997
                                       ---------------------------
                                             (in thousands)
Balance at January 1                 $ 344,748   384,816   332,674
  Less reinsurance recoverable          68,135    75,286    60,319
                                       ---------------------------
Net balance at January 1               276,613   309,530   272,355
Incurred related to:
  Current year                         135,382   116,069   132,291
  Prior years                            8,468    (8,827)   23,192
                                       ---------------------------
Total incurred                         143,850   107,242   155,483
Paid related to:
  Current year                          55,136    36,407    28,972
  Prior years                           94,606   103,752    89,336
                                       ---------------------------
Total paid                             149,742   140,159   118,308
Net balance at December 31             270,721   276,613   309,530
  Plus reinsurance recoverable          64,137    68,135    75,286
                                       ---------------------------
Balance at December 31               $ 334,858   344,748   384,816
                                       ===========================

      As a result of changes in estimates of insured events in prior years, the provision for unpaid loss and loss adjustment expenses (net of reinsurance recoveries of $27.9 million) increased by $8.4 million in 1999.

      The table on page 8 illustrates the change in unpaid loss and loss adjustment expenses. First line - reserves as originally reported at the end of the stated year. Second section, reading down, - cumulative amounts paid as of the end of successive years with respect to that reserve. Third section, reading down, - revised estimates of the original recorded reserve as of the end of successive years. Last section - compares the latest revised estimated reserve amount to the reserve amount as originally established. This last section is cumulative and should not be summed.

                                                  Unpaid Loss and Loss Adjustment Expenses

                                                               December 31
--------------------------------------------------------------------------------------------------------------------------
                           1989     1990     1991     1992     1993     1994     1995     1996     1997     1998     1999
--------------------------------------------------------------------------------------------------------------------------
                                                              (in thousands)
Unpaid Loss and Loss
Adjustment Expenses:    $207,939  226,324  236,019  238,762  314,482  329,741  341,981  332,674  384,816  344,748  334,858

  Paid (Cumulative)
        as of:
   One year later         50,992   55,128   65,532   83,923   70,382   86,796   89,041   89,336  103,752   94,606
   Two years later        87,850   97,014  105,432  123,310  115,467  139,247  150,001  161,613  178,455
   Three years later     116,043  120,994  126,390  153,030  146,640  173,787  195,855  208,168
   Four years later      132,703  133,338  143,433  173,841  166,068  198,434  226,815
   Five years later      142,159  144,764  153,730  181,677  181,174  219,425
   Six years later       151,227  152,424  160,875  191,938  194,652
   Seven years later     158,043  157,979  168,975  200,281
   Eight years later     162,038  163,860  175,364
   Nine years later      167,122  169,681
   Ten years later       171,744

Reserve Reestimated
        as of:
   One year later        206,701  229,447  231,779  251,450  321,058  338,033  353,508  354,776  357,733  339,602
   Two years later       206,219  221,450  224,783  254,532  323,368  340,732  369,852  342,164  364,894
   Three years later     199,925  211,998  223,403  253,844  309,936  349,459  328,445  346,578
   Four years later      198,986  207,642  214,854  231,536  317,687  302,808  331,897
   Five years later      197,890  200,629  198,320  239,888  267,005  300,180
   Six years later       194,601  189,601  210,872  263,843  262,517
   Seven years later     189,175  200,556  231,407  259,798
   Eight years later     199,075  217,005  227,603
   Nine years later      212,331  213,981
   Ten years later       209,693

Cumulative Redundancy
   (Deficiency)         $ (1,754)  12,343    8,416  (21,036)  51,965   29,561   10,084  (13,904)  19,922    5,146
Retro Premium
   Recoverable          $ 10,277    7,241    2,329   (1,206)   6,044    4,430   10,803    7,956    4,918    6,797
Reestimated Reserve:
Amount (Cumulative)     $  8,523   19,584   10,745  (22,242)  58,009   33,991   20,887   (5,948)  24,840   11,943

                                     ITEM  2. PROPERTIES

      AMERCO subsidiaries own property, plant and equipment that are utilized in the manufacture, repair and rental of U-Haul equipment and that provide office space for the Company. Such facilities exist throughout the United States and Canada. The majority of land and buildings used by U-Haul is owned in fee and is substantially unencumbered. U-Haul also manages storage facilities owned by others. In addition, U-Haul owns certain real estate not currently used in its operations. U-Haul operates 1,200 U-Haul Centers (including Company-owned storage locations), manages 206 storage centers and operates 12 manufacturing and assembly facilities. U-Haul also operates 100 repair facilities located at or near a U-Haul Center.


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

      Reference is made to Note 15 in Notes to Consolidated Financial Statements for a discussion of stockholder litigation and California overtime litigation.


                ITEM  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matter was submitted to a vote of the security holders during the fourth quarter of the fiscal year covered by this report, through the solicitation of proxies or otherwise.

                                PART II

ITEM  5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

      As of June 29, 2000, there were approximately 3,400 holders of record of AMERCO's common stock.

      AMERCO's common stock has been traded on NASDAQ National Market (NASDAQ) since November 1994 under the symbol "UHAL". The following table sets forth the high and low closing prices of the common stock of AMERCO trading on NASDAQ for the periods indicated.


                                         For the Years Ended March 31,
                                 --------------------------------------------
                                        2000                      1999
                                 --------------------------------------------
                                  High        Low           High        Low
                                 --------------------------------------------

       First quarter              25 1/2      20 3/8        33 9/16     28 5/8
       Second quarter             28 9/16     22 1/4        29 1/2      21 1/8
       Third quarter              29 3/4      23 3/8        29          20 1/8
       Fourth quarter             26 63/64    16 1/2        29          20 11/16

      AMERCO has not declared any cash dividends to common stockholders for the two most recent fiscal years.

      AMERCO does not have a formal dividend policy. AMERCO's Board of Directors periodically considers the advisability of declaring and paying dividends in light of existing circumstances. AMERCO does not intend to pay dividends in the foreseeable future. See Note 20 of Notes to Consolidated Financial Statements in Item 8 for a discussion of certain statutory restrictions on the ability of the insurance subsidiaries to pay dividends to AMERCO.

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

                                                  ITEM 6. SELECTED FINANCIAL DATA
                                                AMERCO AND CONSOLIDATED SUBSIDIARIES

                                                                 For the Years Ended March 31,
                                              -------------------------------------------------------------------
                                                    2000         1999           1998          1997          1996
                                              -------------------------------------------------------------------
                                                       (in thousands, except share, per share data and ratios)
Summary of Operations:
Rental revenue and net sales                 $  1,339,348    1,255,493       1,194,948    1,146,751     1,107,782
Premiums, net investment and interest income      344,022      299,286         230,308      238,628       217,309
                                                ---------    ---------       ---------    ---------     ---------
                                                1,683,370    1,554,779       1,425,256    1,385,379     1,325,091
                                                ---------    ---------       ---------    ---------     ---------

Operating expenses
  and cost of sales (5)                         1,030,821      983,422         920,284      882,472       853,427
Benefits, losses and amortization of
  deferred acquisition costs                      244,579      208,281         189,770      190,623       154,795
Lease expense                                     136,044      118,742          89,879       85,973        69,097
Depreciation, net (3)                              87,647       73,066          69,655       66,742        83,989
                                                ---------    ---------       ---------    ---------     ---------
                                                1,499,091    1,383,511       1,269,588    1,225,810     1,161,308
                                                ---------    ---------       ---------    ---------     ---------
Earnings                                          184,279      171,268         155,668      159,569       163,783
Interest expense                                   81,532       73,658          79,369       76,041        67,557
                                                ---------    ---------       ---------    ---------     ---------

Pretax earnings                                   102,747       97,610          76,299       83,528        96,226
Income tax expense                                (36,922)     (35,101)        (27,643)     (29,344)      (35,832)
                                                ---------    ---------       ---------    ---------     ---------
Earnings from operations before
  extraordinary loss on early
  extinguishment of debt                           65,825       62,509          48,656       54,184        60,394
Extraordinary loss on early extinguishment
  of debt, net (8) (9) (10) (11)                     (334)         -           (13,672)      (2,319)          -
                                                ---------    ---------       ---------    ---------     ---------

Net earnings                                 $     65,491       62,509          34,984       51,865        60,394
                                                =========    =========       =========    =========     =========

Earnings per common share
  (both basic and diluted):
Earnings from operations before
  extraordinary loss on early
  extinguishment of debt per
  common share (2) (4)                       $       2.39         2.07            1.28         1.44          1.33
Net earnings (2) (4) (8) (9) (10) (11)               2.37         2.07             .66         1.35          1.33
Weighted average common shares
  outstanding (4)                              21,934,390   21,937,686      21,896,101   25,479,651    35,736,335
Cash dividends declared:
  Preferred stock                            $     13,641       17,414          20,766       16,875        12,964
  Common stock                                        -            -               -            -             -
Ratio of earnings to fixed charges (1)               1.71         1.73            1.56         1.64          1.90


                                              ITEM 6. SELECTED FINANCIAL DATA, continued
                                                  AMERCO AND CONSOLIDATED SUBSIDIARIES

                                                                 For the Years Ended March 31,
                                              -------------------------------------------------------------------
                                                  2000           1999           1998          1997          1996
                                              -------------------------------------------------------------------
                                                     (in thousands, except share, per share data and ratios)
Balance Sheet Data:
Property, plant and
   equipment, net                            $  1,382,662    1,294,824       1,275,756    1,247,066     1,316,715
Total assets                                    3,125,225    3,087,503       2,913,277    2,718,994     2,823,407
Notes and loans payable                         1,137,840    1,114,748       1,025,323      983,550       998,220
Stockholders' equity (4) (11)                     585,294      616,025         595,059      602,320       649,548
Other information:
EBITDAR (6)                                       455,804      404,112         359,369      339,906       335,307
Operating profit margin (7)                          13.6%        13.6%           13.0%        13.6%         14.1%

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

 (2)	   Earnings and net earnings per common share were computed after giving effect to the dividends on the Company's Series B floating rate stock for the years ended March 31, 2000, 1999, 1998 and 1997.

 (3)    Reflects the change in estimated residual value during the years ended March 31, 1998 and 1996.

 (4)    Reflects the acquisition of treasury shares acquired pursuant to the Shoen Litigation as discussed in
        "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Stockholder Litigation".

 (5)    Reflects the adoption of Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained
        for Internal Use" during the year ended March 31, 1998.

 (6)    EBITDAR is defined as earnings before interest expense, taxes, depreciation, amortization and lease expense (100%).
        EBITDAR is presented because the Company believes it is a widely accepted financial indicator of an entity's ability to incur and service debt.

 (7)    Operating profit margin - Earnings from operations plus 1/3 lease expense divided by total revenues.

 (8)    Reflects the early extinguishment of debt with notional amounts totaling $76.0 million and $255.0 million during fiscal year 1998.

 (9)    Reflects the early extinguishment of debt and long-term notes with notional amounts totaling $76.3 million and
        $86.2 million, respectively, during fiscal year 1997.

(10)    Reflects the early extinguishment of Medium-Term Notes and Bond Backed Asset Trust certificates with notional amounts totaling $50.0 million and $100.0 million, respectively, during fiscal year 2000.

(11)    Reflects the redemption of $25 million, $50 million and $25 million of Series B Preferred Stock in fiscal years 2000, 1999 and 1998, respectively.

           ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements
      This report contains forward-looking statements. Additional written or oral forward-looking statements may be made by AMERCO from time to time in filings with the Securities and Exchange Commission or otherwise. Management believes such forward-looking statements are within the meaning of the safe-harbor provisions. Such statements may include, but not be limited to, projections of revenues, income or loss, estimates of capital expenditures, plans for future operations, products or services and financing needs or plans, as well as assumptions relating to the foregoing. The words "believe", "expect", "anticipate", "estimate", "project" and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by or underlying the forward-looking statements. The following disclosures, as well as other statements in this report and in the Notes to AMERCO's Consolidated Financial Statements, describe factors, among others, that could contribute to or cause such differences, or that could affect AMERCO's stock price.

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

Liquidity and Capital Resources

Net Cash Provided by Operating Activities
      Net cash provided by operating activities was $237.7 million, $159.5 million and $180.6 million in fiscal years 2000, 1999 and 1998, respectively. Details by material segment follows:

  Moving and Storage Operations
      Cash provided by operating activities was $147.5 million, $128.5 million and $109.8 million in fiscal years 2000, 1999 and 1998, respectively. The increase from fiscal year 1999 to fiscal year 2000 is partially due to an increase in net income. The increase from fiscal year 1998 to fiscal year 1999 is also partially due to increased net income.

  Real Estate Operations
      Cash provided by operating activities was $24.8 million, $38.0 million and $92.5 million in fiscal years 2000, 1999 and 1998, respectively. The decrease in fiscal year 2000, is due to a decrease in the intercompany payable. In fiscal year 1999, proceeds received from the sale of real estate was used to pay down the intercompany payable.

  Property and Casualty
      Cash provided (used) by operating activities was $(11.1) million, $(21.7) million and $23.8 million for the years ended December 31, 1999, 1998 and 1997, respectively. The 1999 to 1998 change resulted mainly from the increased funds withheld liability, decreased paid losses recoverable and a smaller decrease in loss and loss adjustment expense reserves. This was offset by increased premiums and agent's balances and the intercompany receivable due from affiliates. The 1998 to 1997 change resulted mainly from an increase in paid losses recoverable and the change in loss and loss expense reserves partially offset by increased net income and decreased accounts receivable.

      Republic's cash and cash equivalents and short-term investment portfolio were $6.0 million, $6.1 million and $16.3 million at December 31, 1999, 1998 and 1997, respectively. This balance reflects funds in transition from maturity proceeds to long-term investments. This level of liquid assets, combined with budgeted cash flow, is adequate to meet periodic needs. Capital and operating budgets allow Republic to schedule cash needs in accordance with investment and underwriting proceeds.

  Life Insurance
      Cash provided by operating activities was $22.2 million, $34.6 million and $8.2 million for the years ended December 31, 1999, 1998 and 1997, respectively. The decrease in cash flows from operating activities in 1999 relates to paid loss experience. The increase in cash flows from operating activities in 1998 relates to the increased premium production in the credit insurance and Medicare supplement areas.

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

      In addition to cash flows from operating and financing activities, a substantial amount of liquid funds is available through Oxford's short-term portfolio. Short-term investments aggregated $30.7 million, $63.4 million and $13.4 million at December 31, 1999, 1998 and 1997, respectively. Management believes that the overall sources of liquidity will continue to meet foreseeable cash needs.

Consolidated Group
      To meet the needs of its customers, U-Haul must maintain a large inventory of fixed asset rental items. At March 31, 2000, net property, plant and equipment represented approximately 66.6% of total assets from non-insurance operations and approximately 44.2% of consolidated assets.
In fiscal year 2000, gross capital expenditures for property, plant and equipment were $417.6 million, as compared to $298.5 million and $392.3 million in fiscal years 1999 and 1998, respectively. These expenditures primarily reflect the replacement of certain rental trucks and trailers. The capital needs required to fund these acquisitions were funded with internally generated funds from operations and lease financings.

      During each of the fiscal years ending March 31, 2001, 2002 and 2003, U-Haul estimates gross capital expenditures will average approximately $325 million primarily reflecting rental fleet rotation. This level of capital expenditures, combined with a potential range of $30-$115 million in annual long-term debt maturities, are expected to create annual average funding needs of approximately $355-$440 million. Management estimates that U-Haul will fund 100% of these requirements with leases and internally generated funds, including proceeds from the disposition of older trucks and other asset sales.

Moving and Storage Operations
      U-Haul's stockholder's equity was $435.4 million, $384.7 million and $342.9 million in fiscal years 2000, 1999 and 1998, respectively. The increase in fiscal year 2000 was due to earnings. The increase in fiscal year 1999 was due to earnings and to the sale of property to a related party recorded in the Consolidated Statements of Changes in Stockholders' Equity. The increase in fiscal year 1998 was due to increased earnings.

Real Estate Operations
      Real Estate stockholder's equity was $95.6 million, $79.5 million and $45.5 million in fiscal years 2000, 1999 and 1998, respectively. The increase in fiscal year 2000 was due to earnings. The increase in fiscal year 1999 was due to earnings and to the sale of property to a related party recorded in the Consolidated Statements of Changes in Stockholders' Equity. The increase in fiscal year 1998 was due to increased earnings.

Property and Casualty
      Republic maintains a diversified securities investment portfolio, primarily in bonds at varying maturity levels with 88.0% of the fixed-income securities consisting of investment grade securities. The maturity distribution is designed to provide sufficient liquidity to meet future cash needs. Current liquidity remains strong, with current invested assets equal to 92.9% of total liabilities.

      The liability for reported and unreported losses are based upon both Republic's historical and industry averages. Unpaid loss adjustment expenses are based on historical ratios of loss adjustment expenses paid to losses paid. Unpaid loss and loss expenses are not discounted.

      Republic's stockholder's equity was $208.5 million, $211.4 million and $195.4 million at December 31, 1999, 1998 and 1997, respectively. Republic considers current stockholder's equity to be adequate to support future growth and absorb unforeseen risk events. Republic does not use debt or equity issues to increase capital and therefore has no exposure to capital market conditions.

Life Insurance
      Oxford's stockholder's equity was $88.1 million, $93.6 million and $85.8 million in 1999, 1998 and 1997, respectively. Oxford did not pay dividends to its parent during 1999, 1998 or 1997.

      Applicable laws and regulations of the State of Arizona require
Republic and Oxford to maintain minimum capital determined in accordance with statutory accounting practices. Such amount is $1.0 million and $0.4 million, for Republic and Oxford, respectively. In addition, the amount of dividends that can be paid to stockholders by insurance companies domiciled in the State of Arizona is limited. Any dividend in excess of the limit requires prior regulatory approval. Statutory surplus which can be distributed as dividends without regulatory approval at December 31, 1999 is $16.1 million and $1.4 million for Republic and Oxford, respectively at December 31, 1999. These restrictions are not expected to have a material adverse effect on the ability of the Company to meet its cash obligations. Oxford issued a surplus note to AMERCO on December 31, 1998 for $10.0 million.
Approval by the Arizona Department of Insurance is required prior to payment of principal and interest.

Credit Agreements
      AMERCO's operations are funded by various credit and financing arrangements, including unsecured long-term borrowings, unsecured medium-term notes and revolving lines of credit with domestic and foreign banks. To finance its fleet of trucks and trailers, U-Haul routinely enters into sale and leaseback transactions. As of March 31, 2000, AMERCO had $1,137.8 million in total notes and loans outstanding and unutilized committed lines of credit of approximately $241.0 million.

      Certain of AMERCO's credit agreements contain restrictive financial and other covenants, including, among others, covenants with respect to incurring additional indebtedness, issuing mandatory repayment preferred stock, maintaining certain financial ratios and placing certain additional liens on its properties and assets. At March 31, 2000, AMERCO was in compliance with these covenants.

      Reference is made to Note 5 of Notes to Consolidated Financial Statements.

Results of Operations - Consolidated

Rental Revenue
      Rental revenue, net of commission expense was $1,150.5 million, $1,074.2 million and $1,018.7 million in fiscal years 2000, 1999 and 1998, respectively. Details by material segment follow:

   Moving and Storage Operations
      Rental revenue was $1,148.2 million, $1,072.1 million and $1,016.2 million in fiscal years 2000, 1999 and 1998, respectively. The increase from fiscal year 1999 to fiscal year 2000 was primarily due to the growth in truck rental revenues which benefited from transactional growth and reflects a higher average revenue per transaction. The increase from fiscal year 1998 to fiscal year 1999 also reflects a growth in truck rental revenues benefiting from transactional growth reflecting increased utilization.

   Real Estate Operations
      Rental revenue, before intercompany eliminations, were $73.4 million, $74.0 million and $69.9 million in fiscal years 2000, 1999 and 1998, respectively. Intercompany rental revenue was $71.0 million, $71.9 million and $67.4 million in fiscal years 2000, 1999 and 1998, respectively. The decrease from fiscal year 1999 to fiscal year 2000 was $0.6 million. Rental revenue was consistent between fiscal year 1999 and fiscal year 2000. The increase from 1998 to 1999 reflects the addition of new system operating companies.

Net Sales
      Net sales revenues were $188.8 million, $181.3 million and $176.2 million in fiscal years 2000, 1999 and 1998, respectively. Revenue growth from the sale of moving support items (i.e. boxes, etc.) and propane resulted in the increase for each year.

Premiums
      Premium revenues, after intercompany eliminations, were $262.1 million, $226.8 million and $164.6 million in fiscal years 2000, 1999 and 1998, respectively. Details by material segment follow:

   Property and Casualty
      Premium revenues, before intercompany eliminations, were $173.8 million, $145.3 million and $155.9 million for the years ended December
31, 1999, 1998 and 1997, respectively. The 1999 premium increase resulted from assumed treaty reinsurance which increased to $80.7 million, $51.2 million and $49.1 million in the years ended December 31, 1999, 1998 and 1997, respectively. Republic underwrites professional reinsurance via broker markets and premiums in this area increased due to the agricultural reinsurance business. Direct multiple peril and general agency premium increased to $25.0 million and $17.8 million in 1999 compared to $21.0 million and $6.5 million in 1998, and $16.5 million and $5.8 million in 1997, respectively. This increase was reduced by rental industry earnings, which decreased to $50.3 million in 1999 from $66.6 million in 1998 and $84.5 million in 1997, respectively. This decrease results from the restructuring of the U-Haul Business Auto General Liability policy.
The deductible was changed at April 1, 1999 from a flat deductible to a 95% deductible. This reduced premium by $19.6 million in 1999 as compared to 1998. This resulted in a savings of $0.6 million in premium taxes for policy year 1999.

   Life Insurance
      Premium revenues, before intercompany eliminations, were $96.4 million, $94.5 million and $29.7 million for the years ended December 31, 1999, 1998 and 1997, respectively. During 1999, Oxford realized premium increases from 1998 and 1997 in the areas of Medicare supplement, credit life and disability, and single premium whole life insurance products. Oxford increased Medicare supplement premium through the reinsurance of a block of policies and by adding direct premium from the acquisition of NAI in 1997, increasing premiums by $6.7 million from 1998 and $35.4 million from 1997. Oxford's single premium whole life product accounts for an additional $2.9 million of premiums in 1999 over 1998 and $5.5 million over 1997. In the area of credit insurance, Oxford increased direct writings as well as reduced the amount ceded to outside reinsurers. These factors contributed to a $3.5 million increase in premium from 1998 and $28.4 million from 1997. As expected, premium decreases resulted from the termination of non-essential NAI lines, fewer annuitizations and from the sale of NAFCIC. These changes accounted for an $11.2 million decrease in premiums in 1999 from 1998 and $2.6 million decrease from 1997.

Net Investment and Interest Income
      Net investment and interest income was $82.0 million, $72.4 million and $65.7 million in fiscal years 2000, 1999 and 1998, respectively. Details by material segment follow:

   Moving and Storage Operations
      Interest income was $19.5 million, $12.9 million and $13.1 million in fiscal years 2000, 1999 and 1998, respectively. The increase during fiscal year 2000 in interest reflects higher average note receivable balances.

   Real Estate Operations
      Net investment and interest income was $7.0 million, $4.5 million and $0.6 million in fiscal years 2000, 1999 and 1998, respectively. The increase in fiscal year 2000 is due to interest income received on notes receivable. The increase in fiscal year 1999 was due to the realized gain on the sale of property acquired through foreclosure.

   Property and Casualty
      Net investment income was $33.0 million, $35.9 million and $31.9 million for the years ended December 31, 1999, 1998 and 1997, respectively. The decrease in 1999 from 1998 is attributable to a decrease in invested assets and a lower yield on reinvested funds. The increase in 1998 over 1997 resulted from enhanced yield provided by an increased investment in preferred stock.

   Life Insurance
      Net investment income was $21.3 million, $19.1 million and $17.8 million for the years ended December 31, 1999, 1998 and 1997, respectively. The increase is due to improved interest rate spreads on the retirement savings products. This improvement was realized as a result of better returns on the investment portfolio.

Operating Expenses
      Operating expenses were $918.8 million, $876.6 million and $818.6 million in fiscal years 2000, 1999 and 1998, respectively. Details by material segment follow:

   Moving and Storage Operations
      Operating expenses, before intercompany eliminations, were $931.1 million, $893.0 million and $857.9 million in fiscal years 2000, 1999 and 1998, respectively. The increased expense is due to increased personnel cost and other administrative costs. Increased liability insurance, due to transactional growth, continued for fiscal year 2000 from fiscal years 1999 and 1998.

   Real Estate Operations
      Operating expenses, before intercompany eliminations, were $4.0 million, $6.2 million and $7.7 million in fiscal years 2000, 1999 and 1998, respectively. Real Estate benefited from a reduction in intercompany management fees charged by an affiliated segment company during fiscal year 2000 compared to the prior two years.

   Property and Casualty
      Operating expenses, before intercompany eliminations, were $35.0 million, $35.6 million and $12.6 million for the years ended December 31, 1999, 1998 and 1997, respectively. The 1998 to 1999 decrease resulted from a $2.9 million write off of a commission in 1997 on an excess of loss reinsurance contract. Lease expenses increased to $1.9 million for 1999 as compared to $1.3 million and $0.3 million for 1998 and 1997 respectively. All other underwriting expenses consisted of $13.9 million, $15.5 million and $8.2 million for 1999, 1998 and 1997, respectively.

   Life Insurance
      Operating expenses, before intercompany eliminations, were $22.8 million, $19.5 million and $6.9 million for the years ended December 31, 1999, 1998 and 1997, respectively. Commissions increased $1.8 million in 1999 in proportion to the increase in new premium. Operating expenses, still within budgeted expectations, have increased in 1999 due to the expansion of business volume. The increase from 1997 to 1998 is due to the commissions and operating expenses related to the acquisition of NAI and SML.

Cost of Sales
    Cost of sales was $112.0 million, $106.8 million and $101.7 million in fiscal years 2000, 1999 and 1998, respectively. Increased material costs and a higher sales volume related to moving support items contributed to the fiscal year 2000 increase over fiscal years 1999 and 1998.

Benefits and Losses
      Benefits and losses were $209.6 million, $176.6 million and $175.6 million in fiscal years 2000, 1999 and 1998, respectively. Details by material segment follow:

   Property and Casualty
      Benefits and losses incurred were $150.5 million, $118.9 million and $165.9 million for the years ended December 31, 1999, 1998 and 1997, respectively. The increase from 1998 to 1999 resulted from the increase in assumed treaty reinsurance claims. The decrease from 1997 to 1998 is due mainly to the reduction in insurance transactions with U-Haul. This corresponds to the decrease in the liabilities for unpaid claims and estimated future losses for current and prior policies for those transactions.

   Life Insurance
      Benefits incurred were $59.1 million, $57.7 million and $24.4 million for the years ended December 31, 1999, 1998 and 1997, respectively. This increase is primarily due to Medicare supplement, which accounts for $4.4 million of benefit increase from 1998 and $27.0 million from 1997. However, in relation to premium, the percentage of Medicare supplement benefits dropped by two percentage points in 1999 from 1998. Increases in policyholder reserves for the new whole life product increased benefits $2.1 million from 1998 and $3.8 million from 1997.
Credit insurance benefits increased from 1998 by $0.8 million and from 1997 by $6.2 million due to increased volume written and retained; loss ratios for this line have decreased from 1998 and 1997. Annuity benefits combined with the elimination of non-focused NAI health lines and NAFCIC reduced benefits from 1998 by $6.0 million and 1997 by $2.4 million.

Amortization of Deferred Acquisition Costs
      Amortization of deferred acquisition costs (DAC) and the value of business acquired (VOBA) was $35.0 million, $31.7 million and $14.2 million in fiscal years 2000, 1999 and 1998, respectively. DAC consists of commissions and other policy acquisition costs, which vary with and are primarily related to the production of new business. The prior year end commissions and other related expenses are recognized ratably over the remainder of the policy year. The VOBA asset relates to the future profits of the credit insurance policies in force when Oxford acquired NAI. Details by material segment follow:

   Property and Casualty
      The amortization of DAC for December 31, 1999, 1998 and 1997 was
$13.4 million, $7.4 million and $8.6 million, respectively. The increase from 1998 to 1999 is due mainly to NAFCIC related DAC expense following Republic's purchase of NAFCIC from Oxford in December 1998, which increased to $3.8 million from $0.2 million in 1998. Also contributing was a $1.9 million increase in the nonaffiliated agents' expense. Field underwriting expenses increased due to an increase in 1998 written and unearned premiums. Excess worker's compensation program increased due to 1998 commission expenses relating to a settlement agreement with the previous general agent. The decrease from 1997 to 1998 is due to the assumed reinsurance DAC expense and relates to the decrease in unearned premiums.

   Life Insurance
      Amortization of DAC and VOBA was $21.6 million, $24.3 million and $5.6 million for the years ended December 31, 1999, 1998 and 1997, respectively. Oxford defers commissions and other policy acquisition costs on single premium business. These costs are amortized as the premium is earned over the term of the policy. Oxford continues to increase its single premium credit business in force, thus increasing both the deferred costs on the balance sheet and the subsequent amortization. After Oxford purchased NAI in 1997, Oxford began amortizing the VOBA asset recognized at purchase. In 1999, Oxford did not have DAC amortization charges related to NAFCIC that were present in 1998; 1998 amortization was $3.0 million. The increase from 1997 was due primarily to the credit insurance assumed after the purchase of NAI.

Lease Expense
      Lease expense was $135.7 million, $118.7 million and $89.9 million in fiscal years 2000, 1999 and 1998, respectively. Details by material segment follow:

   Moving and Storage Operations
      Lease expense was $132.0 million, $118.4 million and $89.9 million in fiscal years 2000, 1999 and 1998, respectively. The continued increase reflects additional leasing activity.

   Real Estate Operations
      Lease expense for real estate operations was $3.0 million, $0.1 million and $0.1 million for fiscal years 2000, 1999 and 1998, respectively. The increase in fiscal year 2000 over the prior years reflects payments under an operating lease facility with a number of financial institutions whereby the Company is both lessee and construction agent developing storage properties.

Depreciation Expense, net
      Depreciation expense, net was $88.3 million, $73.1 million and $69.7 million in fiscal years 2000, 1999 and 1998, respectively. Details by material segment follow:

   Moving and Storage Operations
      Depreciation expense, net before intercompany elimination was $79.0 million, $61.0 million and $64.6 million in fiscal years 2000, 1999 and 1998, respectively. The increase in fiscal year 2000 reflects an increase in depreciation expense on the rental truck fleet. The decrease in fiscal year 1999 reflects an increase in the gains from the disposition of property, plant and equipment. During fiscal year 1999, based on an in-depth market analysis, the estimated salvage value and useful lives of certain rental equipment was increased. The effect of the change decreased depreciation expense by $11.1 million in fiscal year 1998. The adjustment reflects management's best estimate, based on information currently available, of the estimated salvage value and useful lives of this rental equipment.

   Real Estate Operations
      Depreciation expense, net before intercompany elimination was $9.3 million, $12.0 million and $6.4 million in fiscal years 2000, 1999 and 1998, respectively. The decrease in fiscal year 2000 reflects an increase in gains from the disposition of property, plant and equipment and a decrease in depreciation on buildings and non-rental equipment. The increase in fiscal year 1999 reflects a decrease in the gains from the disposition of property, plant and equipment as well as the increased depreciation expense relating to the addition of new facilities for operating system companies.

Earnings from Operations
      Earnings from operations were $183.9 million, $171.3 million and $155.7 million in fiscal years 2000, 1999 and 1998, respectively.
Details by material segment follow:

   Moving and Storage Operations
      Earnings from operations were $102.4 million, $87.0 million and $78.7 million in fiscal years 2000, 1999 and 1998, respectively.
Increased rental transactions, partially offset by corresponding expenses, contributed to the earnings gain for the past two fiscal years.

   Real Estate Operations
      Earnings from operations before intercompany elimination were $64.0 million, $60.3 million and $58.1 million in fiscal years 2000, 1999 and 1998, respectively. A decrease in intercompany management fees charged contributed to the earnings increase for fiscal year 2000 compared to the prior two fiscal years.

   Property and Casualty
      Earnings from operations were $7.9 million, $19.1 million and $0.7 million for the years ended December 31, 1999, 1998 and 1997, respectively. The 1998 to 1999 decrease resulted mainly from Republic's writing off the 1995 American Bonding receivable, lower than forecasted premium volume in 1999 and higher than expected losses on the agricultural business. The 1997 to 1998 increase is due to decreased underwriting expenses and increased realized gains.

   Life Insurance
      Earnings from operations were $14.2 million, $12.2 million and $10.6 million for the years ended December 31, 1999, 1998 and 1997, respectively. The increase over prior years reflects improved investment returns, improving loss ratios in the Medicare supplement business and better than expected loss experience for the credit business.

Interest Expense
      Interest expense was $81.5 million, $73.7 million and $79.4 million in fiscal years 2000, 1999 and 1998, respectively. The increase can be attributed to an increase in the average cost of debt in fiscal year 2000 over the past two fiscal years. The average debt level outstanding increased in fiscal year 2000 compared to fiscal year 1999, and decreased in fiscal year 1999 compared to fiscal year 1998.

Extraordinary Loss on the Extinguishment of Debt
      During fiscal year 2000, AMERCO extinguished $100.0 million of 6.65% Bond Backed Asset Trust certificates (BATs) originally due in fiscal year 2030 and $50.0 million of 7.05% to 7.10% Medium-Term notes originally due in fiscal year 2007. This resulted in an extraordinary loss of $0.3 million, net of tax of $0.2 million ($0.02 per share).

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

Earnings of the Consolidated Group
      As a result of the foregoing, pretax earnings totaled $102.7 million, $97.6 million and $76.3 million in fiscal years 2000, 1999 and 1998, respectively. After providing for income taxes, earnings from operations were $65.8 million, $62.5 million and $48.7 million in fiscal years 2000, 1999 and 1998, respectively. Following deductions for an extraordinary loss from the early extinguishment of debt, net earnings were $65.5 million, $62.5 million and $35.0 million in fiscal years 2000, 1999 and 1998, respectively.

Quarterly Results
      The table on page 21 presents unaudited quarterly results for the eight quarters in the period beginning April 1, 1998 and ending March 31, 2000. AMERCO believes that all necessary adjustments have been included in the amounts stated below to present fairly, and in accordance with generally accepted accounting principles, the selected quarterly information when read in conjunction with the consolidated financial statements incorporated herein by reference. U-Haul moving and storage operations are seasonal and proportionally more of AMERCO's revenues and net earnings from its U-Haul moving and storage operations are generated in the first and second quarters of each fiscal year (April through September). The operating results for the periods presented are not necessarily indicative of results for any future period.

                                            Quarter Ended
                                ----------------------------------------------
                                   Jun 30      Sep 30      Dec 31      Mar 31
                                     1999        1999        1999        2000
                                ----------------------------------------------
                                (in thousands, except share and per share data)
Total revenues                 $   439,640     462,696     382,496     398,538
Earnings from operations
  before extraordinary loss
  on early extinguishment
  of debt (2)                  $    42,307      42,127      (9,325)     (9,284)
Net earnings (loss)            $    42,307      42,127      (9,325)     (9,618)
Weighted average common
  shares outstanding
    Basic                       21,953,199  21,964,452  21,975,889  21,844,020
    Diluted                     22,953,199  22,131,119         -           -
Earnings (loss) from operations
  before extraordinary loss
  on early extinguishment
  of debt per common
  share (1) (2) (3)            $      1.77        1.77       (0.57)     (0.58)
Earnings (loss) per common
  share
    Basic                      $      1.77        1.77       (0.57)     (0.60)
    Diluted                    $      1.70        1.76          -          -

                                            Quarter Ended
                                ----------------------------------------------
                                   Jun 30      Sep 30      Dec 31      Mar 31
                                     1998        1998        1998        1999
                                ----------------------------------------------
                                (in thousands, except share and per share data)
Total revenues                 $   393,744     444,233     373,119     343,683
Net earnings (loss)            $    31,230      42,171       2,478     (13,370)
Weighted average common
  shares outstanding            21,924,749  21,935,854  21,942,190  21,947,951
Net earnings (loss) per
  common share (both basic
  and diluted) (1) (3)         $      1.21        1.71       (0.07)     (0.78)
_______________

(1) Net earnings (loss) per common share amounts were computed after giving effect to the dividends on AMERCO's Preferred Stock.

(2) During fiscal year 2000, AMERCO extinguished $100.0 million of 6.65%
    BATs originally due in fiscal year 2030 and $50.0 million of 7.05% to 7.10% Medium-Term Notes originally due in fiscal year 2007. This resulted in an extraordinary loss of $0.3 million, net of tax of $0.2 million ($0.02 per share).

(3) Reflects the redemption of $25 million and $50 million shares of Series B preferred stock in fiscal years 2000 and 1999, respectively.

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


Stockholder Litigation
      AMERCO has deducted for income tax purposes approximately
$372.0 million of the payments made to former shareholders in a stockholder lawsuit. While AMERCO believes that such income tax deductions are appropriate, there can be no assurance that such deductions ultimately will be allowed in full. Reference is made to Note 15 in Notes to Consolidated Financial Statements for a discussion of the stockholder litigation.

Other
      New pronouncements issued by the Financial Accounting Standards Board adopted during the year are not material to the consolidated financial statements of AMERCO. Further, pronouncements with future effective dates are either not applicable or not material to the consolidated financial statements of AMERCO.

           ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk
      In the normal course of business, AMERCO is exposed to fluctuations in interest rates. AMERCO manages such exposure by the use of a variety of derivative financial instruments when deemed prudent. AMERCO does not enter into leveraged financial transactions or use derivative financial instruments for trading purposes. The exposure to market risk for changes in interest rates relates primarily to debt obligations.
AMERCO's objective is to mitigate the impact of changes in interest rates on its variable rate debt. AMERCO uses interest rate swap agreements to provide for matching the gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of hedged asset or liability attributable to the hedged risk or the earnings effect of the hedged forecasted transaction. See Note 5 of Notes to Consolidated Financial Statements. A fluctuation of the interest rate by 100 basis points would change AMERCO's interest expense by $1.1 million.

Foreign Currency Exchange Rate Risk
      AMERCO's earnings are affected by fluctuations in the value of foreign currency exchange rates. Approximately 2.0% of AMERCO's revenue is generated in Canada. The result of a uniform 10% change in the value of the U.S. dollar relative to the Canadian dollar would not be material. AMERCO does not typically hedge any foreign currency risk since the exposure is not considered material.


                 ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The Report of Independent Accountants and Consolidated Financial Statements of AMERCO, including the notes to such statements and the related schedules, are set forth on pages 28 through 77 and are thereby incorporated herein.


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

                                    PART III

         ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS

      Information regarding (i) directors and executive officers of AMERCO is set forth under the captions "Election of Directors", "Executive Officers of AMERCO", and "Shoen Litigation" and (ii) compliance with Section 16(a) is set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in AMERCO's Proxy Statement relating to the 2000 Annual Meeting of Stockholders (the "2000 Proxy Statement") portions of which are incorporated by reference into this Form 10-K Report, which will be filed with the Securities and Exchange Commission in accordance with Rule 14a-6 promulgated under the Securities Exchange Act of 1934, as amended. With the exception of the foregoing information and other information specifically incorporated by reference into this report, the 2000 Proxy Statement is not being filed as a part hereof.

                               ITEM 11.  EXECUTIVE COMPENSATION

      Information regarding executive compensation is set forth under the caption "Executive Compensation" in the 2000 Proxy Statement, which information is incorporated herein by reference; provided, however, that the "Board Report on Executive Compensation" and the "Performance Graph" contained in the 2000 Proxy Statement are not incorporated by reference herein.

                   ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                                  OWNERS AND MANAGEMENT

      Information regarding security ownership of certain beneficial owners and management is set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the 2000 Proxy Statement, which information is incorporated herein by reference.

                   ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Information regarding certain relationships and related transactions of management is set forth under the captions "Certain Relationships and Related Transactions" and "Shoen Litigation" in the 2000 Proxy Statement, which information is incorporated herein by reference.

                                     PART IV

              ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
                               REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Report:
                                                           Page No.
                                                           --------
   1.  Financial Statements

       Report of Independent Accountants                      28
       Consolidated Balance Sheets -
         March 31, 2000 and 1999                              29
       Consolidated Statements of Earnings -
         Years ended March 31, 2000, 1999 and 1998            31
       Consolidated Statements of Changes in Stockholders'
         Equity - Years ended March 31, 2000, 1999 and 1998 33 Consolidated Statements of Comprehensive Income -
         Years ended March 31, 2000, 1999 and 1998            35
       Consolidated Statements of Cash Flows - Years ended
         March 31, 2000, 1999 and 1998                        36
       Notes to Consolidated Financial Statements             38

   2.  Additional Information

       Summary of Earnings of Independent Trailer Fleets      70
       Notes to Summary of Earnings of Independent
         Trailer Fleets                                       71

   3. Financial Statement Schedules required to be filed by Item 8 and Paragraph (d) of this Item 14

       Condensed Financial Information of Registrant --
         Schedule I                                           73
       Supplemental Information (For Property-Casualty
         Insurance Underwriters) -- Schedule V                77

     All other schedules are omitted as the required information is not applicable or the information is presented in the financial statements or related notes thereto.

(b) A report on Form 8-K dated February 4, 2000 was filed in connection with the Company's issuance of $200,000,000 of 8.80% Senior Notes due 2005.

(c)  Exhibits

       Exhibit No.              Description
       -----------              -----------

         2.1    Order Confirming Plan (1)
         2.2    Second Amended and Restated Debtor's Plan of
                  Reorganization Proposed by Edward J. Shoen (1)
         3.1    Restated Articles of Incorporation (2)
         3.2    Restated By-Laws of AMERCO as of August 27, 1996 (3)
         4.1    Debt Securities Indenture dated May 1, 1996 (1)
         4.2    First Supplemental Indenture, dated as of May 6, 1996 (4)
         4.3    Rights Agreement, dated as of August 7, 1998 (13)
         4.5    Second Supplemental Indenture, dated as of October 22, 1997 (11)
         4.6    Calculation Agency Agreement (11)
         4.7 6.65%-AMERCO Series 1997 A Bond Backed Asset Trust Certificates ("BATs") due October 15, 1999 (11)
         4.8    Indenture dated September 10, 1996 (9)
         4.9    First Supplemental Indenture dated September 10, 1996 (9)
         4.10   Senior Indenture dated April 1, 1999 (14)
         4.11   First Supplemental Indenture dated April 5, 1999 (14)
         4.12   Second Supplemental Indenture dated February 4, 2000 (15)
        10.1*   AMERCO Employee Savings, Profit Sharing and
                  Employee Stock Ownership Plan
        10.1A*  First Amendment to the AMERCO Employee Savings, Profit Sharing
                  and Employee Stock Ownership Plan
        10.2    U-Haul Dealership Contract (5)
        10.3    Share Repurchase and Registration Rights Agreement with
                  Paul F. Shoen (5)
        10.4    AMERCO Stock Option and Incentive Plan (5)
        10.5    ESOP Loan Credit Agreement (6)
        10.6    ESOP Loan Agreement (6)
        10.7    Trust Agreement for the AMERCO Employee Savings,
                  Profit Sharing and Employee Stock Ownership Plan (6)
        10.8    Amended Indemnification Agreement (6)
        10.9    Indemnification Trust Agreement (6)
        10.10 Promissory Note between SAC Holding Corporation and a subsidiary of AMERCO (12)
        10.11 Promissory Notes between Four SAC Self-Storage Corporation and a subsidiary of AMERCO (12)
        10.12   Management Agreement between Three SAC Self-Storage
                  Corporation and a subsidiary of AMERCO (12)
        10.13 Management Agreement between Four SAC Self-Storage Corporation and a subsidiary of AMERCO (12)
        10.14 Agreement, dated October 17, 1995, among AMERCO, Edward J. Shoen, James P. Shoen, Aubrey K. Johnson, John M. Dodds and William E. Carty (8)
        10.15   Directors' Release, dated October 17, 1995, executed by
                  Edward J. Shoen, James P. Shoen, Aubrey K. Johnson,
                  John M. Dodds and William E. Carty in favor of AMERCO (8)
        10.16 AMERCO Release, dated October 17, 1995, executed by AMERCO in favor of Edward J. Shoen, James P. Shoen, Aubrey K.
                  Johnson, John M. Dodds and William E. Carty (8)
        10.21   Management Agreement between Five SAC Self-Storage
                  Corporation and a subsidiary of AMERCO (16)
        10.22   Management Agreement between Eight SAC Self-Storage
                  Corporation and a subsidiary of AMERCO (16)
        10.23   Management Agreement between Nine SAC Self-Storage
                  Corporation and a subsidiary of AMERCO (16)
        10.24 Management Agreement between Ten SAC Self-Storage Corporation and a subsidiary of AMERCO (16)
        10.25 Management Agreement between Six-A SAC Self-Storage Corporation and a subsidiary of AMERCO
        10.26 Management Agreement between Six-B SAC Self-Storage Corporation and a subsidiary of AMERCO


* Indicates compensatory plan arrangement

        10.27 Management Agreement between Six-C SAC Self-Storage Corporation and a subsidiary of AMERCO
        10.28 Management Agreement between Eleven SAC Self-Storage Corporation and a subsidiary of AMERCO
        12      Statements Re:  Computation of Ratios
        21      Subsidiaries of AMERCO
        23      Consent of Independent Accountants
        27      Financial Data Schedule
________________

(1) Incorporated by reference to AMERCO's Registration Statement on Form S-3, Registration no. 333-1195.
(2)	Incorporated by reference to AMERCO's Quarterly Report on Form 10-Q for the quarter ended December 31, 1992, file no. 1-11255.
(3)	Incorporated by reference to AMERCO's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, file no. 1-11255.
(4)	Incorporated by reference to AMERCO's Current Report on Form 8-K, dated May 6, 1996, file no. 1-11255.
(5)	Incorporated by reference to AMERCO's Annual Report on Form 10-K for the year ended March 31, 1993, file no. 1-11255.
(6)	Incorporated by reference to AMERCO's Annual Report on Form 10-K for the year ended March 31, 1990, file no. 1-11255.
(7)	Incorporated by reference to AMERCO's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994, file no. 1-11255.
(8)	Incorporated by reference to AMERCO's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, file no. 1-11255.
(9)	Incorporated by reference to AMERCO's Current Report on Form 8-K dated September 6, 1996, file no. 1-11255.
(10)	Incorporated by reference to AMERCO's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, file no. 1-11255.
(11)	Incorporated by reference to AMERCO's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997, file no. 1-11255.
(12)	Incorporated by reference to AMERCO's Annual Report on Form 10-K for the year ended March 31, 1997, file no. 1-11255.
(13)	Incorporated by reference to AMERCO's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, file no. 1-11255.
(14)	Incorporated by reference to AMERCO's Current Report on Form 8-K dated April 5, 1999, file no. 1-11255.
(15)	Incorporated by reference to AMERCO's Current Report on Form 8-K dated February 4, 2000, file no. 1-11255.
(16) Incorporated by reference to AMERCO's Annual Report on Form 10-K for the year ended March 31, 1999, file no. 1-11255.

                         REPORT OF INDEPENDENT ACCOUNTANTS
                         ---------------------------------



To the Board of Directors
and Stockholders of AMERCO

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 25 present fairly, in all material respects, the financial position of AMERCO and its subsidiaries at March 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2000, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 14(a)(3) on page 25 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 1 to the consolidated financial statements, the Company implemented Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" in fiscal 1999.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The Summary of Earnings of Independent Trailer Fleets included on pages 70 through 72 of this Form 10-K is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



PricewaterhouseCoopers LLP

Phoenix, Arizona
June 26, 2000

                            AMERCO AND CONSOLIDATED SUBSIDIARIES

                                Consolidated Balance Sheets

                                        March 31,


Assets                                                  2000            1999
                                                    -------------------------
                                                           (in thousands)


Cash and cash equivalents                         $    48,435          44,505
Trade receivables, net                                197,992         173,050
Notes and mortgage receivables, net                   204,394         217,910
Inventories, net                                       84,614          80,159
Prepaid expenses                                       17,822          16,363
Investments, fixed maturities                         884,824         900,995
Investments, other                                    166,167         181,892
Deferred policy acquisition costs                      88,402          81,689
Other assets                                           49,913          96,116
                                                    -------------------------

Property, plant and equipment, at cost:
   Land                                               197,956         196,960
   Buildings and improvements                         853,403         806,421
   Furniture and equipment                            263,694         234,894
   Rental trailers and other rental equipment         210,472         186,660
   Rental trucks                                    1,035,585         992,418
                                                    -------------------------
                                                    2,561,110       2,417,353
   Less accumulated depreciation                    1,178,448       1,122,529
                                                    -------------------------

     Total property, plant and equipment            1,382,662       1,294,824
                                                    -------------------------




























Total Assets                                      $ 3,125,225       3,087,503
                                                    =========================


The accompanying notes are an integral part of these consolidated financial statements.

                            AMERCO AND CONSOLIDATED SUBSIDIARIES

                                        March 31,


Liabilities and Stockholders' Equity                    2000            1999
                                                    -------------------------
                                                      (in thousands, except
                                                    share and per share data)
Liabilities:
   Accounts payable and accrued expenses          $   152,654         169,185
   Notes and loans payable                          1,137,840       1,114,748
   Policy benefits and losses, claims and
     loss expenses payable                            548,043         546,599
   Liabilities from premium deposits                  461,673         457,759
   Cash overdraft                                      30,460          28,169
   Other policyholders' funds and liabilities          70,207          48,889
   Deferred income                                     29,641          41,549
   Deferred income taxes                              109,413          64,580
                                                    -------------------------

Stockholders' equity:
   Serial preferred stock, with or without par
     value, 50,000,000 shares authorized -
     Series A preferred stock, with no par
       value, 6,100,000 shares authorized;
       6,100,000 shares issued and
       outstanding as of March 31, 2000
       and 1999                                           -               -
     Series B preferred stock, with no par
       value, 100,000 shares authorized;
       none and 25,000 shares issued and
       outstanding as of March 31, 2000 and
       1999, respectively                                 -               -
   Serial common stock, with or without par
     value, 150,000,000 shares authorized -
     Series A common stock of $0.25 par
       value, 10,000,000 shares authorized;
       5,762,495 shares issued as of
       March 31, 2000 and 1999                          1,441           1,441
   Common stock of $0.25 par value,
     150,000,000 shares authorized;
     36,487,505 issued as of
     March 31, 2000 and 1999                            9,122           9,122
   Additional paid-in capital                         275,242         299,905
   Accumulated other comprehensive income             (42,317)        (17,740)
   Retained earnings                                  755,172         703,322
                                                    -------------------------
                                                      998,660         996,050
   Less:
     Cost of common shares in treasury, net
      (19,840,613 and 19,635,913 shares as of
      March 31, 2000 and 1999, respectively)          397,000         363,533
     Unearned employee stock ownership
       plan shares                                     16,366          16,492
                                                    -------------------------
          Total stockholders' equity                  585,294         616,025

Contingent liabilities and commitments
                                                    -------------------------

Total Liabilities and Stockholders' Equity        $ 3,125,225       3,087,503
                                                    =========================


The accompanying notes are an integral part of these consolidated financial statements.

                            AMERCO AND CONSOLIDATED SUBSIDIARIES

                            Consolidated Statements of Earnings

                                   Years ended March 31,


                                              2000         1999         1998
                                         ------------------------------------
                                                    (in thousands, except
                                                  share and per share data)

Revenues
  Rental revenue                       $  1,150,532    1,074,220    1,018,699
  Net sales                                 188,816      181,273      176,249
  Premiums                                  262,057      226,847      164,613
  Net investment and interest income         81,965       72,439       65,695
                                         ------------------------------------
       Total revenues                     1,683,370    1,554,779    1,425,256

Costs and expenses
  Operating expenses                        918,846      876,633      818,585
  Cost of sales                             111,975      106,789      101,699
  Benefits and losses                       209,592      176,560      175,576
  Amortization of deferred
    acquisition costs                        34,987       31,721       14,194
  Lease expense                             136,044      118,742       89,879
  Depreciation, net                          87,647       73,066       69,655
                                         ------------------------------------
       Total costs and expenses           1,499,091    1,383,511    1,269,588

Earnings from operations                    184,279      171,268      155,668

  Interest expense                           81,532       73,658       79,369
                                         ------------------------------------

Pretax earnings                             102,747       97,610       76,299

Income tax expense                          (36,922)     (35,101)     (27,643)
                                         ------------------------------------
Earnings from operations before
  extraordinary loss on early
  extinguishment of debt                     65,825       62,509       48,656
Extraordinary loss on early
  extinguishment of debt, net                  (334)         -        (13,672)
                                         ------------------------------------
      Net earnings                     $     65,491       62,509       34,984
                                         ====================================












The accompanying notes are an integral part of these consolidated financial statements.

                            AMERCO AND CONSOLIDATED SUBSIDIARIES

                                  Years ended March 31,


                                              2000         1999         1998
                                        -------------------------------------
                                                   (in thousands, except
                                                 share and per share data)
Basic earnings per common share:
  Earnings from operations before
    extraordinary loss on early
    extinguishment of debt            $       2.39         2.07         1.28
  Extraordinary loss on early
    extinguishment of debt, net              (0.02)          -         (0.62)
                                        ------------------------------------
      Net earnings                    $       2.37         2.07         0.66
                                        ====================================

Diluted earnings per common share:
  Earnings from operations before
    extraordinary loss on early
    extinguishment of debt            $       2.38         2.07         1.28
  Extraordinary loss on early
    extinguishment of debt, net              (0.02)          -         (0.62)
                                        ------------------------------------
      Net earnings                    $       2.36         2.07         0.66
                                        ====================================


Weighted average common shares
  outstanding:
  Basic                                 21,934,390   21,937,686   21,896,101
                                        ====================================
  Diluted                               22,226,057   23,940,623   21,896,101
                                        ====================================






















The accompanying notes are an integral part of these consolidated financial statements.

                            AMERCO AND CONSOLIDATED SUBSIDIARIES

                   Consolidated Statements of Changes in Stockholders' Equity

                                     Years ended March 31,


                                              2000         1999         1998
                                            ---------------------------------
                                                  (in thousands, except
                                                share and per share data)

Series A common stock of $0.25 par value:
  10,000,000 shares authorized; 5,762,495
  shares issued in 2000, 1999 and 1998
    Beginning and end of year             $   1,441        1,441        1,441
                                            ---------------------------------

Common stock of $0.25 par value:
  150,000,000 shares authorized;
  36,487,505 shares issued in
  2000, 1999 and 1998
    Beginning and end of year                 9,122        9,122        9,122
                                            ---------------------------------

Additional paid-in capital:
    Beginning of year                       299,905      313,444      337,933
      Repurchase of preferred stock         (25,000)     (50,000)     (25,000)
      Gain on sale of property to
        related party, net                      -         35,996          -
      Issuance of common shares under
        leveraged employee stock
        ownership plan                          337          465          511
                                            ---------------------------------
    End of year                             275,242      299,905      313,444
                                            ---------------------------------

Accumulated other comprehensive income:
    Beginning of year                       (17,740)      (9,384)      (9,722)
      Foreign currency translation           (2,899)      (6,736)      (4,542)
      Fair market value of cash
        flow hedge                            2,192       (3,631)         -
      Unrealized gain (loss) on
        investments                         (23,870)       2,011        4,880
                                            ---------------------------------

    End of year                             (42,317)     (17,740)      (9,384)
                                            ---------------------------------












The accompanying notes are an integral part of these consolidated financial statements.

                          AMERCO AND CONSOLIDATED SUBSIDIARIES

                                  Years ended March 31,


                                              2000         1999         1998
                                            ---------------------------------
                                                  (in thousands, except
                                                share and per share data)
Retained earnings:
    Beginning of year                       703,322      658,227      644,009
      Net earnings                           65,491       62,509       34,984
      Preferred stock dividends paid:
        Series A ($2.13 per share for
          2000, 1999 and 1998)              (12,964)     (12,964)     (12,964)
        Series B ($27.14, $97.44 and
         $81.04 per share for 2000,
          1999 and 1998, respectively)         (677)      (4,450)      (7,802)
                                            ---------------------------------

    End of year                             755,172      703,322      658,227
                                            ---------------------------------

Less Treasury stock:
    Beginning of year                       363,533      359,723      359,723
      Net increase                           33,467        3,810          -
                                            ---------------------------------

    End of year                             397,000      363,533      359,723
                                            ---------------------------------

Less Unearned employee stock
  ownership plan shares:
    Beginning of year                        16,492       18,068       20,740
      Purchase of shares                      1,002          401            5
      Repayments from loan                   (1,128)      (1,977)      (2,677)
                                            ---------------------------------

    End of year                              16,366       16,492       18,068
                                            ---------------------------------

Total stockholders' equity                $ 585,294      616,025      595,059
                                            =================================















The accompanying notes are an integral part of these consolidated financial statements.

                            AMERCO AND CONSOLIDATED SUBSIDIARIES

                      Consolidated Statements of Comprehensive Income

                                   Years ended March 31,


                                                    2000      1999      1998
                                                   --------------------------
                                                         (in thousands)
Comprehensive income:
  Net earnings                                   $ 65,491    62,509    34,984
   Other comprehensive income
    Foreign currency translation                   (2,899)   (6,736)   (4,542)
    Fair market value of cash flow hedges           2,192    (3,631)      -
    Unrealized gain (loss) on investments         (23,870)    2,011     4,880
                                                   --------------------------

    Total comprehensive income                   $ 40,914    54,153    35,322
                                                   ==========================



































The accompanying notes are an integral part of these consolidated financial statements.

                            AMERCO AND CONSOLIDATED SUBSIDIARIES

                           Consolidated Statements of Cash Flows

                                   Years ended March 31,


                                                    2000      1999      1998
                                                  ---------------------------
                                                         (in thousands)
Cash flows from operating activities:
Net earnings                                   $   65,491    62,509    34,984
  Depreciation and amortization                   135,481   114,102   113,822
  Provision for losses on accounts
    receivable                                      4,601     4,648     4,108
  Net gain on sale of real and
    personal property                              (8,705)     (524)   (1,776)
  Gain on sale of investments                        (873)   (3,372)     (944)
  Changes in policy liabilities
    and accruals                                   15,326   (23,448)   37,021
  Additions to deferred policy
    acquisition costs                             (31,804)  (40,859)  (10,010)
  Net change in other operating
    assets and liabilities                         58,140    46,493     3,410
                                                  ---------------------------
Net cash provided by operating activities         237,657   159,549   180,615

Cash flows from investing activities:
  Purchases of investments:
    Property, plant and equipment                (417,647) (298,495) (392,298)
    Fixed maturities                             (158,304) (213,107) (123,832)
    Common stock                                      -      (2,553)   (8,573)
    Preferred stock                                  (369)  (21,700)   (4,054)
    Other asset investment                            -         -     (24,500)
    Real estate                                       (70)     (334)      -
    Mortgage loans                                (27,367)  (93,243)  (42,125)
  Proceeds from sales of investments:
    Property, plant and equipment                 242,699   205,211   291,321
    Fixed maturities                              133,915   223,114   131,334
    Common stock                                      -       2,571       -
    Preferred stock                                   968     3,538     1,015
    Real estate                                     1,672     5,622     1,331
    Mortgage loans                                 11,555    21,826    25,576
  Changes in other investments                     31,269   (37,232)  (16,699)
                                                  ---------------------------
Net cash used by investing activities            (181,679) (204,782) (161,504)








The accompanying notes are an integral part of these consolidated financial statements.

                            AMERCO AND CONSOLIDATED SUBSIDIARIES

                                    Years ended March 31,


                                                    2000      1999      1998
                                                 ----------------------------
                                                         (in thousands)
Cash flows from financing activities:
  Net change in short-term borrowings            (146,836)  135,836   122,500
  Proceeds from notes                             350,000       -     300,000
  Debt issuance costs                              (8,285)     (415)   (2,956)
  Leveraged Employee Stock Ownership Plan:
    Purchase of shares                             (1,002)     (401)       (5)
    Repayments from loan                            1,128     1,977     2,677
  Principal payments on notes                    (180,072)  (46,411) (380,727)
  Repurchase of preferred stock                   (25,000)  (50,000)  (25,000)
  Extraordinary loss on early
    extinguishment of debt, net                      (334)      -     (13,672)
  Net change in cash overdraft                      2,291     6,755    (2,192)
  Preferred stock dividends paid                  (13,641)  (17,414)  (20,766)
  Treasury stock acquisitions, net                (33,467)   (3,810)      -
  Investment contract deposits                     63,978    93,688    51,943
  Investment contract withdrawals                 (60,808)  (61,673)  (61,059)
                                                 ----------------------------

Net cash provided (used) by
  financing activities                            (52,048)   58,132   (29,257)
                                                 ----------------------------

Increase (decrease) in cash
  and cash equivalents                              3,930    12,899   (10,146)
Cash and cash equivalents at
  beginning of year                                44,505    31,606    41,752
                                                 ----------------------------
Cash and cash equivalents at
  end of year                                  $   48,435    44,505    31,606
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

     Republic and Oxford have been consolidated on the basis of calendar years ended December 31. Accordingly, all references to the years 1999, 1998 and 1997 correspond to AMERCO's fiscal years 2000, 1999 and 1998, respectively.

     The operating results and financial position of AMERCO's consolidated insurance operations are determined as of December 31 of each year. There were no effects related to intervening events between January 1 and March 31 of 2000, 1999 or 1998 that would materially affect the consolidated financial position or results of operations for the financial statements presented herein. See Note 20 of Notes to Consolidated Financial Statements for additional information regarding the insurance subsidiaries.

DESCRIPTION OF BUSINESS
     Moving and self-storage operations consist of the rental of trucks and trailers, sale of moving supplies such as boxes and the rental of self-storage spaces to the do-it-yourself mover. Operations are under the registered tradename U-Haul<REGISTERED TRADEMARK> throughout the United States and Canada.

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

     Oxford originates and reinsures annuities, credit life and disability, critical illness insurance, single premium whole life, group life and disability coverage, and Medicare supplement insurance. Oxford also administers the self-insured employee health and dental plans for AMERCO.

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

                      AMERCO AND CONSOLIDATED SUBSIDIARIES

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

CASH AND CASH EQUIVALENTS
     AMERCO considers liquid investments with an original maturity of three months or less to be cash equivalents (zero and $1,000,000 as of March 31, 2000 and 1999, respectively).

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

     Investment income is recognized as follows:
        Interest on bonds and mortgage loans & notes - recognized when earned.
        Dividends on common and redeemable preferred stocks - recognized on ex-dividend dates.
        Realized gains and losses on the sale of investments - recognized at the trade date and included in revenues using the specific identification method.

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

                      AMERCO AND CONSOLIDATED SUBSIDIARIES

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

PROPERTY, PLANT AND EQUIPMENT
     Property, plant and equipment are carried at cost and are depreciated on the straight-line and accelerated methods over the estimated useful lives of the assets. Building and non-rental equipment have estimated lives ranging from three to fifty-five years, while rental equipment have estimated lives ranging from one to twenty years. Maintenance is charged to operating expenses as incurred, while renewals and betterments are capitalized. Major overhaul costs are amortized over the estimated period benefited. Gains and losses on dispositions are netted against depreciation expense when realized. Interest costs incurred as part of the initial construction of assets are capitalized. Interest expense of $7,978,000, $909,000 and $2,210,000 was capitalized during fiscal years 2000, 1999 and 1998, respectively. During fiscal year 1998, based on an in-depth market analysis, U-Haul increased the estimated salvage value and useful lives of certain rental equipment. The effect of the change increased net earnings for fiscal year 1998 by $9,268,000 ($0.42 per share). The adjustment reflects management's best estimate, based on information available, of the estimated salvage value and useful lives of this rental equipment.

     AMERCO reviews property, plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable through expected undiscounted future operating cash flows.

     At March 31, 2000, the carrying value of AMERCO's real estate that is no longer necessary for use in its current operations, and available for sale/lease, was approximately $27,732,000. Such properties available for sale are carried at cost, less accumulated depreciation, which is less than fair market value.

ENVIRONMENTAL COSTS
     Liabilities for future remediation costs are recorded when environmental assessments and remedial efforts, if applicable, are probable and the costs can be reasonably estimated. The liability is based on AMERCO's best estimate of undiscounted future costs. Certain recoverable environmental costs related to the removal of underground storage tanks or related contamination are capitalized and depreciated over the estimated useful lives of the properties. The capitalized costs improve the safety or efficiency of the property as compared to when the property was originally acquired or are incurred in preparing the property for sale.


FINANCIAL INSTRUMENTS
     AMERCO enters into interest rate swap agreements to reduce its floating interest rate exposure and does not use the agreements for trading purposes. Although AMERCO is exposed to credit loss for the interest rate differential in the event of nonperformance by the counterparties to the agreements, it does not anticipate nonperformance by the counterparties.

     On October 1, 1999, AMERCO implemented Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". AMERCO designates its interest rate swaps as cash flow hedge instruments, which are measured at fair market value and recorded as assets or liabilities in the statement of financial position. Amounts to be paid or received under the agreements are accrued. Gains or losses on the interest rate swaps are matched with the timing of gain or loss recognition of the changes in the fair value of the hedged asset or liability attibutable to the hedged risk. Following implementation of this statement, AMERCO recorded an after tax adjustment as of March 31, 1999, of $3,631,000 to accumulated other comprehensive income recognizing the fair value of derivatives designated as cash flow hedges. In addition, Republic transferred $56,485,000 (carrying value) to available-for-sale from held-to-maturity at time of implementation. The market value of these securities was $60,314,000 at the date of transfer with a transition adjustment of $3,829,000. For the years ended
March 31, 2000 and 1999, AMERCO recognized $27,000 as interest income and $89,000 as interest expense, respectively, representing the ineffectiveness of the cash flow hedging activity.

                      AMERCO AND CONSOLIDATED SUBSIDIARIES

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

Fair value summary of note and mortgage receivables:

                          March 31, 2000                March 31, 1999
                     ----------------------        ----------------------
                     Carrying    Estimated         Carrying    Estimated
                       value     fair value          value     fair value
                     ----------------------        ----------------------
                          (in thousands)                (in thousands)
                    $ 185,775      187,491        $ 214,521      216,389
                     ======================        ======================

     Other financial instruments that are subject to fair value disclosure requirements are carried in the financial statements at amounts that approximate fair value, unless elsewhere disclosed. See below, as well as Notes 4 and 5 of Notes to Consolidated Financial Statements.

     AMERCO's financial instruments that are exposed to concentrations of credit risk consist primarily of temporary cash investments, trade receivables and notes receivable. AMERCO places its temporary cash investments with financial institutions and limits the amount of credit exposure to any one financial institution. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers and their dispersion across many different industries and geographic areas. As discussed in Note 2 of Notes to Consolidated Financial Statements, at March 31, 2000 and 1999, notes receivable are primarily due from one related party.

POLICY BENEFITS AND LOSSES, CLAIMS AND LOSS EXPENSES PAYABLE
     Liabilities for policy benefits payable on traditional life and certain annuity policies are established in amounts adequate to meet estimated future obligations on policies in force. These liabilities are computed using mortality and withdrawal assumptions which are based upon recognized actuarial tables and contain margins for adverse deviation. At December 31, 1999, interest assumptions used to compute policy benefits payable range from 2.5% to 11.25%.

     The liability for annuity policies, which are accounted for as investment contract deposits, consists of policy account balances that accrue to the benefit of the policyholders, excluding surrender charges. Fair value of investment contract deposits were $461,673,000 and $457,759,000 at December 31, 1999 and 1998, respectively.

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

                      AMERCO AND CONSOLIDATED SUBSIDIARIES

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

PREMIUM REVENUE
     Credit life and disability, Medicare supplement and property-casualty gross premiums are earned on a pro rata basis over the term of the related contracts. The portion of premiums not earned at the end of the period is recorded as unearned premiums. Traditional life and annuity premiums are recognized as revenue when due from policyholders. Revenue for annuity policies which are accounted for as investment contracts are included in net investment income as investment margins until the policyholder annuitizes, at which time the policyholder's fund balance is recognized as premium.

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

ADVERTISING COSTS
     AMERCO expenses advertising costs as incurred. Advertising expense of $38,642,000, $33,567,000 and $29,652,000 was charged to operations for fiscal years 2000, 1999 and 1998, respectively.

NEW ACCOUNTING STANDARDS
     New pronouncements issued by the Financial Accounting Standards Board adopted during the year are not material to the consolidated financial statements of AMERCO. Further, pronouncements with future effective dates are either not applicable or not material to the consolidated financial statements of AMERCO.

EARNINGS PER SHARE
     Basic earnings per common share are computed based on the weighted average number of shares outstanding for the year and quarterly periods, excluding shares of the employee stock ownership plan that have not been committed to be released. Preferred dividends include undeclared or unpaid dividends of AMERCO. Net income is reduced for preferred dividends for the purpose of the calculation. The calculation of diluted earnings per share in fiscal years 2000 and 1999 included assumed conversions of the Series B preferred stock into common stock. In fiscal year 2000, the assumed conversions have a dilutive effect; in fiscal year 1999 the assumed conversions had no effect on the calculated earnings per share amount. In fiscal year 1998, the assumed conversion of the Series B preferred stock was not included in the calculation of diluted earnings per share because it was antidilutive. Accordingly, basic and diluted earnings per share are equal for fiscal years 1999 and 1998. See Notes 6 and 8 of Notes to Consolidated Financial Statements for further discussion.

COMPREHENSIVE INCOME
     Comprehensive income consists of net income, foreign currency translation adjustment, unrealized gains and losses on investments and fair market value of cash flow hedges.

FINANCIAL STATEMENT PRESENTATION
     Certain reclassifications have been made to the financial statements for the fiscal years ended 1999 and 1998 to conform with the current year's presentation.

                      AMERCO AND CONSOLIDATED SUBSIDIARIES

2.  RECEIVABLES, NET

     A summary of trade receivables follows:

                                                          March 31,
                                                    --------------------
                                                      2000        1999
                                                    --------------------
                                                        (in thousands)

      Trade accounts receivable                   $  17,296      12,008
      Premiums and agents' balances in course
        of collection                                73,536      34,896
      Reinsurance recoverable                        80,180     100,662
      Accrued investment income                      14,304      14,032
      Independent dealer receivable                   2,551       4,076
      Other receivables                              12,085       9,382
                                                    -------------------
                                                    199,952     175,056
      Less allowance for doubtful accounts            1,960       2,006
                                                    -------------------

                                                  $ 197,992     173,050
                                                    ===================

     A summary of notes and mortgage receivables follows:

                                                          March 31,
                                                    --------------------
                                                      2000        1999
                                                    --------------------
                                                        (in thousands)
      Notes receivable, including accrued
        interest from SAC Holding Corporation
        and its subsidiaries                      $ 158,648     186,332
      Notes and mortgage receivables,
        net of discount                              45,816      31,648
                                                    --------------------
                                                    204,464     217,980
      Less allowance for doubtful accounts               70          70
                                                    --------------------

                                                  $ 204,394     217,910
                                                    ====================

     During fiscal year 2000, subsidiaries of AMERCO held various senior and junior notes with SAC Holding Corporation and its subsidiaries (SAC
Holdings). The voting common stock of SAC Holdings is held by Mark V. Shoen, a major stockholder of AMERCO. AMERCO's subsidiaries received interest income of $20,111,000, $8,022,000 and $6,847,000 from SAC Holdings during fiscal years 2000, 1999 and 1998, respectively. Principal payments of $105,689,000, zero and $1,047,000 were received during fiscal years 2000, 1999 and 1998, respectively. The note receivable balance outstanding was, in the aggregate, $153,067,000 and $179,819,000 at March 31, 2000 and 1999,
respectively, bearing interest rates ranging from 8.37% to 13.0%. The principal balance is due in full at maturity and interest is payable quarterly. Notes receivable from SAC Holdings include $547,000 at March 31, 2000 which is secured by land and buildings at various locations. The terms of the notes receivable are consistent with the terms of notes receivable held by U-Haul for other properties owned by unrelated parties and managed by U-Haul.

     During fiscal years 2000, 1999 and 1998, a subsidiary of AMERCO funded through notes receivable the purchase of properties and construction costs for SAC Holdings of $44,934,000, $26,116,000 and $24,574,000, respectively.

     In December 1998, U-Haul and Real Estate completed the sale of twenty-six storage properties to Six SAC Self-Storage Corporation, a subsidiary of SAC Holdings, for $99,685,000. Real Estate received cash and notes from the sale. The gain is reflected in the Consolidated Statements of Changes in Stockholders' Equity.

     U-Haul currently manages the properties owned by SAC Holdings under a management agreement, whereby U-Haul receives a management fee equal to 6% of the gross receipts from the properties. Management fees of $4,482,000, $2,483,000 and $1,860,000 were received during fiscal years 2000, 1999 and 1998, respectively. The 6% fee is consistent with the fees received by U-Haul for other properties owned by unrelated parties and managed by U-Haul.

     Management believes that the foregoing transactions were consummated on terms equivalent to those that prevail in arm's-length transactions.

                      AMERCO AND CONSOLIDATED SUBSIDIARIES

3.  INVENTORIES, NET

     A summary of inventory components follows:

                                                     March 31,
                                               --------------------
                                                 2000         1999
                                               --------------------
                                                   (in thousands)
      Truck and trailer parts
        and accessories                      $  61,292       54,407
      Hitches and towing components             14,112       15,738
      Moving supplies and promotional items      9,210       10,014
                                               --------------------

                                             $  84,614       80,159
                                               ====================

     Inventories are stated net of reserve for obsolescence of $3,321,000 at March 31, 2000 and 1999, respectively. Certain general and administrative expenses are allocated to ending inventories. Such costs remaining in inventory are estimated at $12,084,000 and $12,082,000 at March 31, 2000 and 1999, respectively. For fiscal years 2000, 1999 and 1998, aggregate general and administrative costs were $461,762,000, $566,592,000 and $526,431,000, respectively.

     LIFO inventories, which represent approximately 98% of total inventories at March 31, 2000 and 1999, would have been $4,957,000 and $4,835,000 greater at March 31, 2000 and 1999, respectively, if the consolidated group had used the FIFO (first-in, first-out) method.

                      AMERCO AND CONSOLIDATED SUBSIDIARIES

4.  INVESTMENTS

     A comparison of amortized cost to estimated market value for fixed maturities is as follows:

December 31, 1999
-----------------    Par Value               Gross       Gross    Estimated
Consolidated         or number  Amortized  unrealized  unrealized   market
Held-to-Maturity     of shares     cost      gains       losses      value
                     ------------------------------------------------------
                                          (in thousands)
U.S. treasury
  securities
  and government
  obligations        $  19,586     18,860         87       (437)    18,510
U.S. government
  agency mortgage-
  backed securities  $  18,538     18,448         51       (398)    18,101
Corporate
  securities         $  80,295     81,847        566     (2,050)    80,363
Mortgage-backed
  securities         $  35,960     35,284        298       (525)    35,057
Redeemable preferred
  stocks                 4,561    115,253         41    (19,344)    95,950
                                  ----------------------------------------

                                  269,692      1,043    (22,754)   247,981
                                  ----------------------------------------

December 31, 1999
-----------------    Par Value               Gross       Gross    Estimated
Consolidated         or number  Amortized  unrealized  unrealized   market
Available-for-Sale   of shares     cost      gains       losses      value
                     ------------------------------------------------------
                                          (in thousands)
U.S. treasury
  securities and
  government
  obligations        $  40,860     41,643        912      (1,206)   41,349
U.S. government
  agency mortgage-
  backed securities  $  36,998     36,709        221        (534)   36,396
Obligations of
  states and
  political
  subdivisions       $  19,320     19,585        323        (154)   19,754
Corporate
  securities         $ 468,131    469,093      2,717     (17,791)  454,019
Mortgage-backed
  securities         $  36,834     36,574        259        (409)   36,424
Redeemable preferred
  stocks                 1,311     32,675         49      (5,534)   27,190
                                  ----------------------------------------

                                  636,279      4,481     (25,628)  615,132
                                  ----------------------------------------

       Total                    $ 905,971      5,524     (48,382)  863,113
                                  ========================================

                      AMERCO AND CONSOLIDATED SUBSIDIARIES

4.  INVESTMENTS, continued

December 31, 1998
-----------------    Par Value               Gross       Gross    Estimated
Consolidated         or number  Amortized  unrealized  unrealized   market
Held-to-Maturity     of shares     cost      gains       losses      value
                     ------------------------------------------------------
                                          (in thousands)
U.S. treasury
  securities
  and government
  obligations        $  23,248     22,518        449        (131)   22,836
U.S. government
  agency mortgage-
  backed securities  $  29,722     29,647        405        (166)   29,886
Obligations of
  states and
  political
  subdivisions       $   1,500      1,520        163         -       1,683
Corporate
  securities         $  99,068    100,254      3,100        (259)  103,095
Mortgage-backed
  securities         $  52,082     51,314      1,150         (52)   52,412
Redeemable preferred
  stocks                 4,634    117,703      1,927      (1,589)  118,041
                                  ----------------------------------------

                                  322,956      7,194      (2,197)  327,953
                                  ----------------------------------------

December 31, 1998
-----------------    Par Value               Gross       Gross    Estimated
Consolidated         or number  Amortized  unrealized  unrealized   market
Available-for-Sale   of shares     cost      gains       losses      value
                     ------------------------------------------------------
                                          (in thousands)
U.S. treasury
  securities and
  government
  obligations        $  32,660     33,507      2,572         -      36,079
U.S. government
  agency mortgage-
  backed securities  $  41,128     40,757      1,263          (1)   42,019
Obligations of
  states and
  political
  subdivisions       $  16,710     16,874        816         (17)   17,673
Corporate
  securities         $ 396,024    398,828     15,402      (2,851)  411,379
Mortgage-backed
  securities         $  35,419     35,235      1,177         (12)   36,400
Redeemable preferred
  stocks                 1,321     33,266      1,327        (104)   34,489
                                  ----------------------------------------

                                  558,467     22,557      (2,985)  578,039
                                  ----------------------------------------

       Total                    $ 881,423     29,751      (5,182)  905,992
                                  ========================================

     Fixed maturities estimated market values are based on publicly quoted market prices at the close of trading on December 31, 1999 or December 31, 1998, as appropriate.

                      AMERCO AND CONSOLIDATED SUBSIDIARIES

4.  INVESTMENTS, continued

     The amortized cost and estimated market value of debt securities by contractual maturity are shown below. Expected maturities will differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Consolidated                        December 31, 1999        December 31, 1998
------------                     -----------------------  ----------------------
Held-to-Maturity                  Amortized   Estimated   Amortized   Estimated
                                   cost     market value   cost     market value
                                 -----------------------  ----------------------
                                     (in thousands)          (in thousands)

Due in one year or less        $   18,813      18,899       12,455      12,479
Due after one year through
  five years                       51,806      50,461       72,459      75,316
Due after five years through
  ten years                         9,617       9,276       17,527      17,739
After ten years                       206         242        2,850       3,007
                                 --------------------     --------------------

                                   80,442      78,878      105,291     108,541

Mortgage-backed securities         73,997      73,153       99,962     101,371
Redeemable preferred stock        115,253      95,950      117,703     118,041
                                 --------------------     --------------------

                                  269,692     247,981      322,956     327,953
                                 --------------------     --------------------


Consolidated                        December 31, 1999        December 31, 1998
------------                     -----------------------  ----------------------
Available-for-Sale                Amortized   Estimated   Amortized   Estimated
                                   cost     market value   cost     market value
                                 -----------------------  ----------------------
                                     (in thousands)          (in thousands)

Due in one year or less            40,778      40,642       17,562      17,704
Due after one year through
  five years                      215,505     212,482      176,265     181,853
Due after five years through
  ten years                       188,023     180,520      170,249     175,717
After ten years                    86,015      81,477       85,133      89,856
                                 --------------------     --------------------
                                  530,321     515,121      449,209     465,130

Mortgage-backed securities         73,283      72,821       75,992      78,420
Redeemable preferred stock         32,675      27,190       33,266      34,489
                                 --------------------     --------------------

                                  636,279     615,132      558,467     578,039
                                 --------------------     --------------------

       Total                   $  905,971     863,113      881,423     905,992
                                 ====================     ====================


     Proceeds from sales of investments in debt securities for the years ended December 31, 1999, 1998 and 1997 were $29,889,000, $53,948,000 and
$69,252,000, respectively.  Gross gains of $912,000, $1,472,000 and
$1,132,000 and gross losses of $315,000, $164,000 and $515,000 were realized on those sales for the years ended December 31, 1999, 1998 and 1997, respectively.

     At December 31, 1999 and 1998 fixed maturities include bonds with an amortized cost of $15,696,000 and $15,434,000, respectively, on deposit with insurance regulatory authorities to meet statutory requirements.

                      AMERCO AND CONSOLIDATED SUBSIDIARIES

4.  INVESTMENTS, continued

     Investments, other consists of the following:
                                                            March 31,
                                                     ----------------------
                                                       2000           1999
                                                     ----------------------
                                                          (in thousands)
Short-term investments                             $  32,490         67,021
Mortgage loans                                        73,716         56,898
Equity investment                                     24,500         24,500
Real estate, foreclosed properties                       554         19,069
U.S. government securities mutual fund                 5,638          5,805
Policy loans                                           6,594          7,217
Other                                                 22,675          1,382
                                                     ----------------------
                                                   $ 166,167        181,892
                                                     ======================

     A summary of net investment and interest income follows:

                                                   Year ended December 31,
                                                ----------------------------
                                                 1999       1998       1997
                                                ----------------------------
                                                       (in thousands)

      Fixed maturities                      $   66,747     67,812     64,114
      Real estate                                   58         15        223
      Policy loans                                 285        354        605
      Mortgage loans                             5,447      6,279      7,187
      Short-term, amounts held by
        ceding reinsurers, net and
        other investments                        7,140      5,965      2,797
                                                ----------------------------
      Investment income                         79,677     80,425     74,926

      Less investment expenses                  23,965     23,733     24,584
                                                ----------------------------

      Net investment income                     55,712     56,692     50,342
      Interest income                           26,253     15,747     15,353
                                                ----------------------------

      Net investment and interest income    $   81,965     72,439     65,695
                                                ============================

     Short-term investments consist primarily of fixed maturities of three months to one year from acquisition date. Mortgage loans, representing first lien mortgages held by the insurance subsidiaries, are carried at unpaid balances, less allowance for possible losses and any unamortized premium or discount. Equity investments and real estate obtained through foreclosures and held for sale are carried at the lower of cost or fair value. U.S. government securities mutual fund is carried at cost which approximates market value. Policy loans are carried at their unpaid balance.

     At December 31, 1999 and 1998, mortgage loans held as investments with a carrying value of $73,716,000 and $56,898,000, respectively, were outstanding. The estimated fair value of the mortgage loans at December 31, 1999 and 1998 aggregated $74,559,000 and $60,893,000, respectively. The estimated fair values were determined using the discounted cash flow method, using interest rates currently offered for similar loans to borrowers with similar credit ratings. Investments in mortgage loans, included as a component of investments, are reported net of allowance for possible losses of $225,000 and $81,000 in 1999 and 1998, respectively.

     In February 1997, AMERCO, through its insurance subsidiaries, invested in the equity of a limited partnership in a Texas-based self-storage corporation. Republic invested $13,500,000 and has a 22% limited partnership interest and Oxford invested $11,000,000 and has a 27% limited partnership interest. U-Haul is a 50% owner of a corporation which is a general partner in the Texas-based self-storage corporation. AMERCO has a $10,000,000 note receivable from PMSI Investors L.L.C., a 30% limited partner in the corporation. During 1997, the corporation secured a line of credit in the amount of $225,000,000 with a financing institution. Under the terms of this credit facility, AMERCO entered into a support party agreement with the corporation whereby upon default or noncompliance with debt covenants by the corporation, AMERCO assumes responsibility fulfulling all obligations related to this credit facility.

                      AMERCO AND CONSOLIDATED SUBSIDIARIES

5.  NOTES AND LOANS PAYABLE

     Notes and loans payable consist of the following:

                                                               March 31,
                                                        --------------------
                                                            2000       1999
                                                        --------------------
                                                           (in thousands)

      Short-term borrowings, 6.32%
         interest rate                                $    16,500     25,337
      Notes payable to banks under
         revolving lines of credit, unsecured,
         6.19% to 6.44% interest rates                    159,000    297,000
      Medium-term notes payable, unsecured,
         6.71% to 8.08% interest
         rates, due through 2027                          237,000    317,000
      Notes payable under Bond Backed Asset Trust,
         unsecured, 6.89% to 7.14% interest
         rates, due through 2033                          200,000    300,000
      Notes payable to public,
         unsecured, 7.85% interest
         rate, due through 2004                           175,000    175,000
      Senior Note, unsecured, 7.20% interest
         rate, due through 2002                           150,000        -
      Senior Note, unsecured, 8.80% interest
         rate, due through 2005                           200,000        -
      Other notes payable, secured and
         unsecured, 7.00% to 11.25% interest
         rate, due through 2005                               340        411
                                                        --------------------
                                                      $ 1,137,840  1,114,748
                                                        ====================

     Other notes payable are secured by land and buildings at various locations with a net carrying value of $6,504,302 and $7,056,509 at March 31, 2000 and 1999, respectively.

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

     At March 31, 2000, AMERCO had borrowed $16,500,000, representing short-term borrowings, from its total uncommitted lines of credit of $59,915,000.

     As of March 31, 2000, loans outstanding under the revolving credit line totaled $159,000,000. Management intends to refinance the borrowings on a long-term basis by either replacing them with long-term obligations, renewing or extending them.

                                 Revolving credit activity        Short-term borrowing
                                         Year ended                    Year ended
                                ---------------------------    --------------------------
                                   2000      1999      1998      2000      1999      1998
                                ---------------------------    --------------------------
                                       (in thousands, except interest rates)
 Weighted average interest
   rate during the year          5.90%     5.73%     5.95%     6.13%     5.63%     6.05%
 Interest rate at year end       6.26%     5.33%     5.90%     6.32%     6.19%     6.31%
 Maximum amount outstanding
   during the year          $ 365,000   297,000   285,000    52,000    39,000    57,000
 Average amount outstanding
   during the year          $ 235,500   220,083   203,250    13,542    21,208    25,208
 Facility fees              $     508       507       564       N/A       N/A        58

                      AMERCO AND CONSOLIDATED SUBSIDIARIES

5.  NOTES AND LOANS PAYABLE, continued

     AMERCO has entered into interest rate swap agreements (SWAPS) to potentially mitigate the impact of changes in interest rates on its floating rate debt. These agreements effectively change AMERCO's interest rate exposure on $65,000,000 of floating rate notes to a weighted average fixed rate of 8.20%. The SWAPS mature at the time the related notes mature. Incremental interest expense associated with SWAP activity was $1,935,000, $2,593,000 and $2,687,000 during 2000, 1999 and 1998, respectively.

     At March 31, 2000, interest rate swap agreements with an aggregate notional amount of $65,000,000 were outstanding. Management estimates that at March 31, 2000 and 1999, AMERCO would be required to pay $1,888,000 and $5,674,000, respectively, to terminate the agreements. Such amounts were determined from current treasury rates combined with SWAP spreads on agreements outstanding.

     During April 1999, AMERCO issued $150,000,000 of 7.20% Senior Notes due 2002. During February 2000, AMERCO issued $200,000,000 of 8.80% Senior Notes due 2005.

     During fiscal year 2000, AMERCO extinguished $100,000,000 of BATs with interest of 6.65% originally due in fiscal year 2030, and $50,000,000 of 7.05% to 7.10% Medium-Term notes originally due in fiscal year 2007. This resulted in an extraordinary loss of $334,000, net of tax of $213,000 ($0.02 per share).

     During fiscal year 1998, AMERCO extinguished $76,000,000 of 10.27% interest-bearing notes originally due in fiscal year 1999 through fiscal year 2002. This resulted in an extraordinary loss of $4,044,000, net of tax of $2,371,000 ($0.18 per share).

     In October 1997, AMERCO issued $300,000,000 of BATs. The net proceeds were used to initially prepay floating rate indebtedness of AMERCO under revolving credit agreements. Subsequent to the funding of the BATs, AMERCO extinguished $255,071,000 of 6.43% to 8.13% interest-bearing notes originally due in fiscal year 1999 through fiscal year 2010. This resulted in an extraordinary loss of $9,628,000, net of tax of $5,645,000 ($0.44 per share).

     Certain of AMERCO's credit agreements contain restrictive financial and other covenants, including, among others, covenants with respect to incurring additional indebtedness, maintaining certain financial ratios and placing certain additional liens on its properties and assets. At March 31, 2000, AMERCO was in compliance with these covenants.

     The annual maturities of long-term debt for the next five years adjusted for subsequent activity (if the revolving credit lines are outstanding to maturity), are presented in the table below:

                                          Year Ended
                        ------------------------------------------------
                          2001      2002       2003      2004      2005
                        ------------------------------------------------
                                          (in thousands)
Mortgages             $      34        37         29        32        23
Medium-Term and
  Other Notes                11    77,512    150,014   175,015   205,001
Revolving Credit            -         -      159,000       -         -
                        ------------------------------------------------
                      $      45    77,549    309,043   175,047   205,024
                        ================================================

     Interest paid in cash amounted to $77,529,000, $74,026,000 and $76,035,000 for fiscal years 2000, 1999 and 1998, respectively.

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

     AMERCO has issued 6,100,000 shares of 8.5% cumulative, no par, non-voting Series A preferred stock (Series A). The Series A is not convertible into, or exchangeable for, shares of any other class or classes of stock of AMERCO. Dividends are payable quarterly in arrears and have priority as to dividends over AMERCO's common stock. The Series A is not redeemable prior to December 1, 2000. On or after December 1, 2000, AMERCO, at its option, may redeem all or part of the Series A, for cash at $25.00 per share plus accrued and unpaid dividends to the redemption date.

     On August 30, 1996, AMERCO issued 100,000 shares of its Series B preferred stock with no par value for gross proceeds of $100,000,000. As of March 31, 2000, AMERCO has redeemed all 100,000 shares.

     During the year ended March 31, 1997, pursuant to a judgment in litigation with former shareholders, AMERCO repurchased 12,426,836 shares of common stock in exchange for $84,502,000, funded damages of $228,373,000 and paid statutory post-judgment interest of $689,000. The treasury share transaction was recorded net of tax of $80,997,000 for fiscal year 1997. AMERCO also placed funds of $48,234,000 into an escrow account pending the outcome of a dispute involving the entitlement of the plaintiffs to post-petition interest. The escrow account was transferred to the plaintiffs on February 2, 2000, after it was determined that the plaintiffs were entitled to such interest. The transfer was recorded net of tax of $18,570,000.

     The plaintiffs included the father, brothers and sisters of Mark V. and Paul F. Shoen who are major stockholders of AMERCO, and Edward J. and James P. Shoen who are major stockholders and directors of AMERCO.

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

                      AMERCO AND CONSOLIDATED SUBSIDIARIES

7.  ACCUMULATED OTHER COMPREHENSIVE INCOME

     A summary of accumulated comprehensive income components follows:

                                         Unrealized  Fair market  Accumulated
                               Foreign   gain/(loss)  value of       other
                              currency       on       cash flow   comprehensive
                             translation investments    hedge       income
                             --------------------------------------------------
                                              (in thousands)

Balance at March 31, 1999    $ (25,411)    11,302      (3,631)      (17,740)
Foreign currency translation    (2,899)       -           -          (2,899)
Fair market value of cash
  flow hedge, net of taxes
  of $1,568                        -          -         2,192         2,192
Unrealized loss on
  investments, net of
  taxes of $11,442                 -      (23,870)        -         (23,870)
                               --------------------------------------------


Balance at March 31, 2000    $ (28,310)   (12,568)     (1,439)      (42,317)
                               ============================================

Balance at March 31, 1998    $ (18,675)     9,291         -          (9,384)
Foreign currency translation    (6,736)       -           -          (6,736)
Fair market value of cash
  flow hedge, net of taxes
  of $1,955                        -          -        (3,631)       (3,631)
Unrealized gain on
  investments, net of
  taxes of $1,159                  -        2,011         -           2,011
                               --------------------------------------------

Balance at March 31, 1999    $ (25,411)    11,302      (3,631)      (17,740)
                               ============================================

8.  EARNINGS PER SHARE

     The following table reflects the calculation of earnings per share:

                                          Income       Shares     Per Share
                                       (Numerator)  (Denominator)   Amount
                                      -------------------------------------
                                          (in thousands, except share and
                                                  per share data)
Year ended March 31, 2000
Earnings from operations before
  extraordinary loss on early
  extinguishment of debt             $   65,825
Less:  preferred stock dividends        (13,499)
                                         ------
Basic earnings per share
  Earnings from operations before
    extraordinary loss on early
    extinguishment of debt available
    to common stockholders               52,326       21,934,390   $  2.39
Extraordinary loss on early
  extinguishment of debt, net              (334)                     (0.02)
                                         ------                       ----
Net earnings                             51,992                       2.37
Effects of dilutive securities
  preferred stock conversion                537          291,667
                                         ------       ----------
Diluted earnings per share
  Net earnings                       $   52,529       22,226,057   $  2.36
                                         ======       ==========      ====

                         AMERCO AND CONSOLIDATED SUBSIDIARIES

8.  EARNINGS PER SHARE, continued

                                          Income       Shares     Per Share
                                       (Numerator)  (Denominator)   Amount
                                      -------------------------------------
                                          (in thousands, except share and
                                                  per share data)
Year ended March 31, 1999
Earnings from operations before
  extraordinary loss on early
  extinguishment of debt             $   62,509
Less:  preferred stock dividends        (17,077)
                                         ------
Basic earnings per share
  Earnings from operations before
    extraordinary loss on early
    extinguishment of debt available
    to common stockholders               45,432       21,937,686   $  2.07
Extraordinary loss on early
  extinguishment of debt, net               -                           -
                                         ------                       ----
Net earnings                             45,432                       2.07
Effects of dilutive securities
  Preferred stock conversion              4,006        2,002,937
                                         ------       ----------
Diluted earnings per share
  Net earnings                       $   49,438       23,940,623   $  2.07
                                         ======       ==========      ====


Year ended March 31, 1998
Earnings from operations before
  extraordinary loss on early
  extinguishment of debt             $   48,656
Less:  preferred stock dividends        (20,664)
                                         ------
Basic earnings per share
  Earnings from operations before
    extraordinary loss on early
    extinguishment of debt available
    to common stockholders               27,992       21,896,101   $  1.28
Extraordinary loss on early
  extinguishment of debt, net           (13,672)                     (0.62)
                                         ------                       ----
Net earnings                             14,320                       0.66
Effects of dilutive securities
  Preferred stock conversion                -                -
                                         ------       ----------
Diluted earnings per share
  Net earnings                       $   14,320       21,896,101   $  0.66
                                         ======       ==========      ====

                      AMERCO AND CONSOLIDATED SUBSIDIARIES

9.  INCOME TAXES

     The components of the consolidated expense for income taxes applicable to operations are as follows:

                                                  Year ended
                                      -------------------------------
                                        2000        1999        1998
                                      -------------------------------
                                               (in thousands)
         Current:
           Federal                   $  1,192       2,490       2,098
           State                        1,068         406         406

         Deferred:
           Federal                     32,369      29,963      23,772
           State                        2,293       2,242       1,367
                                       ------------------------------

                                     $ 36,922      35,101      27,643
                                       ==============================

     Income taxes paid in cash amounted to $1,522,000, $1,656,000 and $2,758,000 for fiscal years 2000, 1999 and 1998, respectively.

     Actual tax expense reported on earnings from operations differs from the "expected" tax expense amount (computed by applying the United States federal corporate tax rate of 35% in 2000, 1999 and 1998) as follows:

                                                Year ended
                                      -------------------------------
                                        2000        1999        1998
                                      -------------------------------
                                              (in thousands)

    Computed "expected" tax
      expense                        $ 35,962      34,163      26,705
    Increases (reductions) in taxes
      resulting from:
        Tax-exempt interest income       (145)       (474)       (676)
        Dividends received deduction       (1)        (52)       (153)
        Canadian subsidiary
          (income)loss                   (536)        444        (524)
        True-up of prior year             -           -           950
        Federal tax benefit of
          state and local taxes        (1,176)       (927)       (620)
        Other                            (543)       (701)        188
                                       ------------------------------
          Actual federal tax
            expense                    33,561      32,453      25,870
        State and local income tax
          expense                       3,361       2,648       1,773
                                       ------------------------------

          Actual tax expense
            of operations            $ 36,922      35,101      27,643
                                       ==============================

                      AMERCO AND CONSOLIDATED SUBSIDIARIES

9.  INCOME TAXES, continued

     Deferred tax assets and liabilities are comprised as follows:

                                                March 31,
                                          -----------------
                                            2000      1999
                                          -----------------
                                            (in thousands)
    Deferred tax assets
    -------------------
    Benefit of tax net
      operating loss and credit
      carryforwards                     $  84,855    98,543
    Accrued expenses                        6,399    24,110
    Deferred revenue from
      sale/leaseback                        7,463     7,945
    Policy benefits and losses,
      claims and loss expenses
      payable, net                         20,236    18,780
    Other                                   1,838       709
                                          -----------------
        Total deferred tax assets         120,791   150,087
                                          -----------------

    Deferred tax liabilities
    ------------------------
    Property, plant and equipment         224,260   196,478
    Deferred policy acquisition costs       5,944    18,189
                                          -----------------
         Total deferred tax liabilities   230,204   214,667
                                          -----------------

          Net deferred tax liability    $ 109,413    64,580
                                          =================

     In light of AMERCO's history of profitable operations, management has concluded that it is more likely than not that AMERCO will ultimately realize the full benefit of its deferred tax assets. Accordingly, AMERCO believes that a valuation allowance is not required at March 31, 2000 and 1999. See also Note 15 of Notes to Consolidated Financial Statements.

     Under the provisions of the Tax Reform Act of 1984 (the Act), the balance in Oxford's account designated "Policyholders' Surplus Account" is frozen at its December 31, 1983 balance of $19,251,000. Federal income taxes (Phase III) will be payable thereon at applicable current rates if amounts in this account are distributed to the stockholder or to the extent the account exceeds a prescribed maximum. Oxford did not incur a Phase III liability for the years ended December 31, 1999, 1998 and 1997.

     The Internal Revenue Service has examined AMERCO's income tax returns for the years ended 1994 and 1995. All agreed issues have been provided for in the financial statements for the 1994 and 1995 audit period. On
January 22, 1999, AMERCO was informed by the Internal Revenue Service that fiscal years 1996 and 1997 have been selected for audit.

     At March 31, 2000, AMERCO and Republic have non-life net operating loss carryforwards available to offset taxable income in future years of $183,130,000 for tax purposes. These carryforwards expire in 2011 through 2012. AMERCO has alternative minimum tax credit carryforwards of $16,440,000 which do not have an expiration date, but may only be utilized in years in which regular tax exceeds alternative minimum tax. The use of certain carryforwards may be limited or prohibited if a reorganization or other change in corporate ownership were to occur.

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

                      AMERCO AND CONSOLIDATED SUBSIDIARIES

10.  TRANSACTIONS WITH FLEET OWNERS AND OTHER RENTAL EQUIPMENT OWNERS

     Independent rental equipment owners (fleet owners) own approximately 7% of all U-Haul rental trailers and 0.01% of certain other rental equipment. There are approximately 2,600 fleet owners, including certain officers, directors, employees and stockholders of AMERCO. All rental equipment is operated under contract with U-Haul whereby U-Haul administers the operations and marketing of such equipment and in return receives a percentage of rental fees paid by customers. Based on the terms of various contracts, rental fees are distributed to U-Haul (for services as operators), to the fleet owners (including certain subsidiaries and related parties of U-Haul) and to Rental Dealers (including Company-operated U-Haul Centers).

     Republic insures and reinsures certain risks of U-Haul customers and independent fleet owners. Premiums earned on these policies were $22,700,000, $41,000,000 and $49,400,000 during the years ended
December 31, 2000, 1999 and 1998, respectively.


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

     No contributions were made to the profit sharing plan in fiscal year 2000, 1999, or 1998.

     AMERCO has arranged financing to fund the ESOP trust (ESOT) and to enable the ESOT to purchase shares. Below is a summary of the financing arrangements:

                             Amount outstanding
          Financing                as of                  Interest Payments
             Date              March 31, 2000         2000       1999      1998
         ----------------------------------------------------------------------
                                           (in thousands)
         December 1989          $   -                  -           34       126
         May 1990                   117                 16         24        35
         June 1991               16,249              1,192      1,364     1,466

     Shares are released from collateral and allocated to active employees based on the proportion of debt service paid in the plan year.
Contributions to the ESOT charged to expense were $1,771,000, $2,804,000 and $3,588,000 for fiscal years 2000, 1999 and 1998, respectively.

     The shares held by ESOP as of March 31 were as follows:

                                     Shares issued           Shares issued
                                        prior to             subsequent to
                                   December 31, 1992       December 31, 1992
                                  ------------------------------------------
                                    2000        1999        2000        1999
                                  ------------------------------------------
                                                 (in thousands)
Allocated shares                   1,551       1,620         196         156
Shares committed to be released      -           -            11          11
Unreleased shares                    338         379         679         668

Fair value of unreleased shares $  4,157       4,485      12,470      14,370
                                  ==========================================

                      AMERCO AND CONSOLIDATED SUBSIDIARIES

11.  EMPLOYEE BENEFIT PLANS, continued

     For purposes of the schedule, fair value of unreleased shares issued prior to December 31, 1992 is defined as the historical cost of such shares. Fair value of unreleased shares issued subsequent to December 31, 1992 is defined as the March 31 trading value of such shares for 2000 and 1999.

     Oxford insures various group life and group disability insurance plans covering employees of the consolidated group. Premiums earned were $1,276,000, $1,208,000 and $2,785,000 during the years ended December 31,
1999, 1998 and 1997, respectively, and were eliminated in consolidation.


12.  POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS

     AMERCO provides medical and life insurance benefits to retired employees and eligible dependents over age 65 if the employee meets specified age and service requirements.

     AMERCO uses the accrual method of accounting for postretirement benefits. AMERCO continues to fund medical and life insurance benefit costs as claims are incurred.

     The components of net periodic postretirement benefit cost for 2000, 1999 and 1998 are as follows:

                                                    2000        1999       1998
                                                   ----------------------------
                                                           (in thousands)
Service cost for benefits earned
  during the period                             $    330         296        260
Interest cost on accumulated
  postretirement benefit                             338         327        301
Other components                                    (239)       (224)      (239)
                                                    ---------------------------
Net periodic postretirement benefit cost        $    429         399        322
                                                    ===========================

     The 2000 and 1999 postretirement benefit liability included the following components:

                                                                2000       1999
                                                              ------------------
                                                                (in thousands)

Beginning of year                                           $  4,886      4,739
  Service cost                                                   330        296
  Interest cost                                                  338        327
  Benefit payments and expense                                   (93)       (88)
  Actuarial loss                                              (1,846)      (388)
                                                              -----------------
Accumulated postretirement benefit obligation                  3,615      4,886
Unrecognized net gain                                          5,232      3,624
                                                              -----------------
                                                            $  8,847      8,510
                                                              =================

     The discount rate assumptions in computing the information above were as follows:

                                                     2000       1999      1998
                                                  -----------------------------
Accumulated postretirement benefit obligation        7.75%      7.00%     7.00%

     The year-to-year fluctuations in the discount rate assumptions primarily reflect changes in U.S. interest rates. The discount rate represents the expected yield on a portfolio of high-grade (AA-AAA rated or equivalent) fixed-income investments with cash flow streams sufficient to satisfy benefit obligations under the plans when due.

     The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 6.00% in 2000, declining annually to an ultimate rate of 4.20% in 2014.

                      AMERCO AND CONSOLIDATED SUBSIDIARIES

12.  POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS, continued

     If the health care cost trend rate assumptions were increased by 1.00%, the accumulated postretirement benefit obligation as of March 31, 2000 would be increased by approximately $166,000 and a decrease of 1.00% would reduce the accumulated postretirement benefit obligation by $181,000.

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

     A summary of reinsurance transactions by business segment follows:

                                                                    Percentage
                                   Ceded       Assumed               of amount
                       Direct    to other    from other     Net     assumed to
                       amount    companies   companies    amount        net
                       ------------------------------------------   -----------
                                          (in thousands)
Year ended December 31, 1999
----------------------------
   Life insurance
     in force       $ 1,508,961   932,004     1,930,832  2,507,789       77%
                      ============================================

   Premiums earned:
     Life           $    26,745     2,527         6,480     30,698       21%
     Accident and
       health            43,833    15,121        29,377     58,089       51%
     Annuity                 69         3         6,269      6,335       99%
     Property -
       casualty         111,488    27,004        89,319    173,803       51%
                      --------------------------------------------
          Total     $   182,135    44,655       131,445    268,925
                      ============================================

                                                                    Percentage
                                   Ceded       Assumed               of amount
                       Direct    to other    from other     Net     assumed to
                       amount    companies   companies    amount       net
                       ------------------------------------------   -----------
                                          (in thousands)
Year ended December 31, 1998
----------------------------
   Life insurance
     in force       $ 1,254,084   809,267     2,218,772  2,663,589       83%
                      ============================================

   Premiums earned:
     Life           $    20,554     6,403        11,480     25,631       45%
     Accident and
       health            32,668    10,875        29,973     51,766       58%
     Annuity                556       -           9,944     10,500       95%
     Property -
       casualty         110,080    32,047        60,917    138,950       44%
                      --------------------------------------------
          Total     $   163,858    49,325       112,314    226,847
                      ============================================

                      AMERCO AND CONSOLIDATED SUBSIDIARIES

13.  REINSURANCE, continued

                                                                    Percentage
                                  Ceded       Assumed                of amount
                       Direct   to other    from other     Net      assumed to
                       amount   companies   companies    amount        net
                       ------------------------------------------   -----------
                                          (in thousands)
Year ended December 31, 1997
----------------------------
   Life insurance
     in force       $ 1,601,840   224,893     2,219,393  3,596,340       62%
                      ============================================

   Premiums earned:
     Life           $     3,527       160         7,034     10,401       68%
     Accident and
       health             7,916     1,217         1,930      8,629       22%
     Annuity                106       -           8,868      8,974       99%
     Property -
       casualty         103,488    22,387        55,508    136,609       41%
                      --------------------------------------------
          Total     $   115,037    23,764        73,340    164,613
                      ============================================

     In connection with Oxford's acquisitions during 1997 as disclosed in
Note 20 of Notes to Consolidated Financial Statements, the level of life reinsurance transactions increased as of December 31, 1998.

     Republic is a reinsurer of municipal bond insurance through an agreement with MBIA, Inc. Premiums generated through this agreement are recognized on a pro rata basis over the contract coverage period. Unearned premiums on this coverage were $5,000,000 and $5,300,000 as of December 31, 1999 and 1998, respectively. Republic's share of case loss reserves related to this coverage was insignificant at December 31, 1999. Republic's aggregate exposure for Class 1 municipal bond insurance was $1,000,000,000 as of December 31, 1999.

     To the extent that a reinsurer is unable to meet its obligation under the related reinsurance agreements, Republic would remain liable for the unpaid losses and loss expenses. Pursuant to certain of these agreements, Republic holds letters of credit of $3,500,000 from reinsurers. Republic has issued letters of credit of approximately $2,700,000 in favor of certain ceding companies.

     Republic insures and reinsures general liability, auto liability and workers' compensation coverage for member companies of the consolidated group. Premiums earned by Republic on these policies were $6,878,000, $11,734,000 and $19,800,000 during the years ended December 31, 1999, 1998 and 1997, respectively, and were eliminated in consolidation.


14.  CONTINGENT LIABILITIES AND COMMITMENTS

     AMERCO uses certain equipment and occupies certain facilities under operating lease commitments with terms expiring through 2079. Lease expense was $135,681,000, $118,742,000 and $89,879,000 for the years ended 2000,
1999 and 1998, respectively. During the year ended March 31, 2000, a subsidiary of U-Haul entered into twenty-two transactions and has subsequently entered into nine additional transactions, whereby AMERCO sold rental trucks, which were subsequently leased back. AMERCO has guaranteed $147,905,000 of residual values at March 31, 2000 and an additional $13,015,000 subsequent to March 31, 2000 for these assets at the end of the respective lease terms. Certain leases contain renewal and fair market value purchase options as well as mileage and other restrictions similar to covenants disclosed in Note 5 of Notes to Consolidated Financial Statements for notes payable and loan agreements.

                      AMERCO AND CONSOLIDATED SUBSIDIARIES

14.  CONTINGENT LIABILITIES AND COMMITMENTS, continued

     Following are the lease commitments for leases having terms of more than one year:

                             March 31, 2000
                      ---------------------------    Net activity
                      Property, plant      Rental    subsequent to
      Year ended    and other equipment    fleet       year end     Total
      -------------------------------------------------------------------
                                  (in thousands)

      2001              $  5,186          133,496      10,795     149,477
      2002                 2,870          117,890      12,393     133,153
      2003                 2,068          104,257      12,393     118,718
      2004                 1,881           78,771      12,393      93,045
      2005                 1,652           65,042      12,393      79,087
      Thereafter          11,398           81,916      26,382     119,696
                          -----------------------------------------------
                        $ 25,055          581,372      86,749     693,176
                          ===============================================

     The Company, at the expiration of the lease, has the option to renew the lease, purchase the units for fair market value, or sell the units to a third party on behalf of the lessor. On or before a specific date prior to the expiration date of the lease, the Company has the ability to exercise a TRAC option. Under this provision the Company has the right to purchase the units at a specified price. At March 31, 2000, a subsidiary of U-Haul exercised its option in accordance with the operating lease TRAC provision for equipment contained in five lease agreements totaling $6,942,000. Subsequent to March 31, 2000, the Company exercised a similar provision totaling $10,944,000 in connection with seven additional leases.

     In December 1996, AMERCO executed a $100,000,000 Operating Lease
Facility with a number of financial institutions which was amended and restated in July 1999 to $170,000,000. In September 1999, AMERCO entered into an additional $125,000,000 Operating Lease Facility. Under these facilities, the lessor acquires land to be developed for storage locations by AMERCO, as Construction Agent, or acquires existing storage locations with advances of funds (the Advances) made by certain parties to the facilities. AMERCO will separately lease land and improvements, including completed locations capitalized by the lessor, under the facilities and the respective lease supplements. Funding under the facilities totaled $174,900,000 at March 31, 2000.

     The facilities contain certain restrictions similar to those contained in Note 5. Upon occurrence of any event of default, the lessor may rescind or terminate any or all leases and, among other things, require AMERCO to repurchase any or all of the properties. The facilities have a three year term, subject to AMERCO's option, with the consent of other parties, to renew for successive one year terms.

     Upon the expiration of the facilities, AMERCO may either purchase all of the properties based on a purchase price equal to all amounts outstanding under the Advances, including the interest and yield thereon, or remarket all of the properties to a third party purchaser who may become a subsequent lessor to AMERCO.

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

                      AMERCO AND CONSOLIDATED SUBSIDIARIES

15.  LEGAL PROCEEDINGS

     On October 1, 1996, AMERCO made the final payment of approximately $448,100,000 to the plaintiffs (non-management shareholders and their affiliates) in the full settlement of a legal dispute related to control of AMERCO. As a result, the plaintiffs that owned AMERCO stock were required to transfer all of their shares of common stock to AMERCO. The total number of shares transferred was 18,254,976.

     On January 10, 2000 it was determined that the plaintiffs were entitled to post-petition interest at the rate of ten percent (10%) per year from February 21, 1995 until October 1, 1996. In 1996, AMERCO deposited approximately $48,200,000 into an escrow account to secure payment of the disputed interest, pending final resolution of this issue. The escrow account was reflected as a component of "Other assets" in AMERCO's consolidated financial statements. The amount deposited into the escrow account was transferred to the plaintiffs on February 2, 2000. The release of the escrow did not have the effect of increasing or decreasing AMERCO's net earnings, but reduced stockholders' equity.

     AMERCO has deducted for income tax purposes approximately $372,000,000 of payments previously made to the former shareholders. While AMERCO believes that such income tax deductions are appropriate, there can be no assurance that such deductions ultimately will be allowed in full.

      On June 24, 1997, five (5) current and/or former Moving Center General Managers (GMs) and one (1) Area Field Manager (AFM) filed suit in Marin
County Superior Court, Case No. BC 203532, entitled Sarah Saunders, et al.
                                                    ----------------------
vs. U-Haul Company of California, Inc., claiming that they were entitled to
    ----------------------------------
be compensated for all overtime hours worked in excess of forty (40) hours per week.  In addition, these Plaintiffs sought class action status purporting to represent all persons employed in California as either a salaried GM or AFM since September 1993. On September 30, 1997, a virtually identical lawsuit was filed in Los Angeles County Superior Court, Case No.
BC 178775, entitled Wyatt Crandall vs. U-Haul International, Inc. and U-Haul
                    --------------     -------------------------------------
Co. of California.  This action did not include AFMs, but did purport to be
-----------------
brought on behalf of GMs and GM trainees. These cases were consolidated by the Court in Los Angeles on October 15, 1998. On June 10, 1999, Plaintiff's motion to certify the AFMs as a class was denied and the motion to certify the GMs as a class was granted. Notice of certification was mailed on or about August 24, 1999. The class opt-out period ended on October 11, 1999. Trial is set for November 2000. Management does not expect the Plaintiffs' damage claims to result in a material loss, however, there remains the possibility that an adverse outcome could result in a material effect on AMERCO's results of operations for the year in which the decision is rendered.

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

                      AMERCO AND CONSOLIDATED SUBSIDIARIES

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

     During fiscal year 2000, AMERCO sold $3,910,000 of remanufactured engines and small automtive parts and purchased $38,373,000 of automtive parts and tools from a company wherein a major stockholder, director and officer of AMERCO has a beneficial minority ownership interest.

     During fiscal year 2000, AMERCO purchased $2,508,000 of rebuilt torque converters and other related transmission parts from a company wherein an owner is a family member of a major stockholder, director and officer of AMERCO.

     During the years ended 2000, 1999 and 1998, AMERCO purchased
$3,371,000, $3,070,000 and $2,816,000, respectively, of printing from a company wherein an officer is a major stockholder, director and officer of AMERCO.

     Management believes that these transactions were consummated on terms equivalent to those that prevail in arm's-length transactions.

                      AMERCO AND CONSOLIDATED SUBSIDIARIES

19.  SUPPLEMENTAL CASH FLOW INFORMATION

     The (increase) decrease in receivables, inventories and accounts payable and accrued expenses net of other operating and investing activities follows:

                                                      Year ended
                                       ---------------------------------------
                                         2000            1999            1998
                                       ---------------------------------------
                                                    (in thousands)

         Receivables                 $ (40,590)            676         (14,646)
                                       =======================================

         Inventories                 $  (4,455)        (11,272)         (3,093)
                                       =======================================

         Accounts payable and
           accrued expenses          $  20,146          12,668          11,123
                                       =======================================


20.  SUMMARIZED CONSOLIDATED FINANCIAL INFORMATION OF INSURANCE SUBSIDIARIES

      A summarized consolidated balance sheet for Republic is presented below:

                                                                December 31,
                                                           -------------------
                                                             1999        1998
                                                           -------------------
                                                              (in thousands)

      Investments, fixed maturities                    $   399,445     421,346
      Investments, other                                    24,591      23,812
      Receivables                                          158,413     130,304
      Deferred policy acquisition costs                     15,130      12,299
      Due from affiliate                                    28,054      18,259
      Deferred federal income taxes                         13,384      13,497
      Other assets                                          25,770      19,460
                                                           -------------------
          Total assets                                 $   664,787     638,977
                                                           ===================

      Policy liabilities and accruals                  $   339,220     349,550
      Unearned premiums                                     64,755      55,076
      Other policyholders' funds and liabilities            52,307      22,905
                                                           -------------------
          Total liabilities                                456,282     427,531

      Stockholder's equity                                 208,505     211,446
                                                           -------------------

            Total liabilities and stockholder's equity $   664,787     638,977
                                                           ===================


     A summarized consolidated income statement for Republic is presented below:

                                                    Year ended December 31,
                                               -------------------------------
                                                 1999        1998        1997
                                               -------------------------------
                                                      (in thousands)

    Premiums                                 $ 173,803     145,301     155,906
    Net investment income                       33,004      35,755      31,938
                                               -------------------------------
        Total revenue                          206,807     181,056     187,844

    Benefits and losses                        150,543     118,870     165,890
    Amortization of deferred policy
      acquisition costs                         13,358       7,443       8,622
    Operating expenses                          34,972      35,637      12,596
                                               -------------------------------
        Total expenses                         198,873     161,950     187,108

          Income from operations                 7,934      19,106         736
    Income tax benefit (expense)                (2,611)     (5,976)        556
                                               -------------------------------
           Net income                        $   5,323      13,130       1,292
                                               ===============================

                      AMERCO AND CONSOLIDATED SUBSIDIARIES

20.  SUMMARIZED CONSOLIDATED FINANCIAL INFORMATION OF INSURANCE
     SUBSIDIARIES, continued

     A summarized consolidated balance sheet for Oxford is presented below:

                                                                December 31,
                                                          --------------------
                                                             1999        1998
                                                          --------------------
                                                              (in thousands)

      Investments, fixed maturities                    $   485,379     479,649
      Investments, other                                   122,038     139,011
      Receivables                                           19,021      28,138
      Deferred policy acquisition costs                     73,272      69,390
      Other assets                                          32,270      31,097
                                                           -------------------
          Total assets                                 $   731,980     747,285
                                                           ===================

      Policy liabilities and accruals                  $   142,180     136,299
      Premium deposits                                     461,673     457,759
      Other policyholders' funds and liabilities            18,390      27,351
      Due to affiliate                                      10,669       9,862
      Deferred federal income taxes                         10,975      22,389
                                                           -------------------
          Total liabilities                                643,887     653,660

      Stockholder's equity                                  88,093      93,625
                                                           -------------------

            Total liabilities and stockholder's equity $   731,980     747,285
                                                           ===================


     A summarized consolidated income statement for Oxford is presented below:

                                                    Year ended December 31,
                                               -------------------------------
                                                 1999        1998        1997
                                               -------------------------------
                                                      (in thousands)

    Premiums                                 $  96,406      94,488      29,731
    Net investment income                       21,293      19,147      17,811
                                               -------------------------------
        Total revenue                          117,699     113,635      47,542

    Benefits and losses                         59,049      57,690      24,377
    Amortization of deferred policy
      acquisition costs                         21,629      24,278       5,572
    Operating expenses                          22,831      19,509       6,953
                                               -------------------------------
        Total expenses                         103,509     101,477      36,902

          Income from operations                14,190      12,158      10,640
    Income tax expense                          (4,117)     (3,423)     (3,220)
                                               -------------------------------
          Net income                         $  10,073       8,735       7,420
                                               ===============================

                      AMERCO AND CONSOLIDATED SUBSIDIARIES

20.  SUMMARIZED CONSOLIDATED FINANCIAL INFORMATION OF INSURANCE
     SUBSIDIARIES, continued

     Applicable laws and regulations of the State of Arizona require maintenance of minimum capital determined in accordance with statutory accounting practices in the amount of $450,000 for Oxford and $1,000,000 for Republic. In addition, the amount of dividends which can be paid to stockholders by insurance companies domiciled in the State of Arizona is limited. Any dividend in excess of the limit requires prior regulatory approval. Statutory surplus which can be distributed as dividends is $1,400,000 for Oxford and $16,100,000 for Republic at December 31, 1999.

     Audited statutory net income for Republic for the years ended December 31, 1999, 1998 and 1997 was $9,907,000, $12,382,000 and $2,124,000,
respectively; audited statutory capital and surplus was $154,604,000 and $165,969,000 at December 31, 1999 and 1998, respectively.

     Audited statutory net income for Oxford for the years ended December 31, 1999, 1998 and 1997 was $1,599,000, $814,000 and $8,278,000,
respectively; audited statutory capital and surplus was $57,689,000 and $64,084,000 at December 31, 1999 and 1998, respectively.

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

     Information concerning operations by industry segment follows:

                   Moving             Property/             Adjustments
                 and Storage  Real    Casualty     Life         and
                 Operations  Estate  Insurance  Insurance  Eliminations  Consolidated
                 --------------------------------------------------------------------
                                     (in thousands)
Fiscal year 2000
----------------
Revenues:
 Outside         $1,357,651     9,365    199,929   116,425           -      1,683,370
 Intersegment           -      71,021      6,878     1,274       (79,173)         -
                  ---------   -------    -------   -------      --------    ---------
 Total revenue   $1,357,651    80,386    206,807   117,699       (79,173)   1,683,370

Depreciation/
 amortization    $   88,363    10,512     14,819    21,787           -        135,481

Interest expense $   81,532    39,257        -         -         (39,257)      81,532

Pretax earnings  $   55,169    25,454      7,934    14,190           -        102,747

Income tax
 expense         $   21,264     8,930      2,611     4,117           -         36,922

Extraordinary
 loss on early
 extinguishment
 of debt, net    $     (334)      -          -         -             -           (334)

Identifiable
 assets at
 March 31, 2000  $1,388,639   687,855    664,787   721,311      (337,367)   3,125,225
Fiscal year 1999
----------------
Revenues:
 Outside         $1,266,372     6,658    169,322   112,427           -      1,554,779
 Intersegment           -      71,888     11,734     1,208       (84,830)         -
                  ---------   -------    -------   -------      --------    ---------
 Total revenue   $1,266,372    78,546    181,056   113,635       (84,830)   1,554,779

Depreciation/
 amortization    $   72,325    10,990      9,190    21,597           -        114,102

Interest expense $   73,658    40,595        -         -         (40,595)      73,658

Pretax earnings  $   46,679    19,667     19,106    12,158           -         97,610

Income tax
 expense         $   18,819     6,883      5,976     3,423           -         35,101

Identifiable
 assets at
 March 31, 1999  $1,339,312   708,756    638,977   737,423      (336,965)   3,087,503

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

Fiscal year 1998
----------------
Revenues:
 Outside         $1,205,985     4,908    167,398    46,318           -      1,424,609
 Intersegment           -      67,371     20,446     1,224       (89,041)         -
                  ---------   -------    -------   -------      --------    ---------
 Total revenue   $1,205,985    72,279    187,844    47,542       (89,041)   1,424,609

Depreciation/
 amortization    $   89,940     7,824     10,807     5,251           -        113,822

Interest expense $   37,146    42,223        -         -             -         79,369

Pretax earnings  $   49,036    15,887        736    10,640           -         76,299

Income tax
 expense
 (benefit)       $   19,166     5,813       (556)    3,220           -         27,643

Extraordinary
 loss on early
 extinguishment
 of debt, net    $  (13,672)      -          -         -             -        (13,672)

Identifiable
 assets at
 March 31, 1998  $1,221,579   662,634    654,449   691,118      (316,503)   2,913,277

                      AMERCO AND CONSOLIDATED SUBSIDIARIES

21.  INDUSTRY SEGMENT AND GEOGRAPHIC AREA DATA, continued

Geographic Area Data -             United States    Canada    Consolidated
  (All amounts are in U.S. $'s)    ---------------------------------------
                                                (in thousands)

Fiscal year 2000
----------------
Total revenues                      $ 1,648,889      34,481     1,683,370
Depreciation/amortization           $   131,513       3,968       135,481
Interest expense                    $    81,515          17        81,532
Pretax earnings                     $   101,216       1,531       102,747
Income tax expense                  $    36,992         -          36,992
Extraordinary loss                  $      (334)        -            (334)
Identifiable assets at
  March 31, 2000                    $ 3,075,095      50,130     3,125,225

Fiscal year 1999
----------------
Total revenues                      $ 1,525,006      29,773     1,554,779
Depreciation/amortization           $   110,817       3,285       114,102
Interest expense                    $    73,641          17        73,658
Pretax earnings (loss)              $    98,878      (1,268)       97,610
Income tax expense                  $    35,101         -          35,101
Identifiable assets at
  March 31, 1999                    $ 3,046,247      41,256     3,087,503

Fiscal year 1998
----------------
Total revenues                      $ 1,394,189      31,067     1,425,256
Depreciation/amortization           $   111,072       2,750       113,822
Interest expense                    $    79,340          29        79,369
Pretax earnings                     $    74,801       1,498        76,299
Income tax expense                  $    27,643         -          27,643
Extraordinary loss                  $   (13,672)        -         (13,672)
Identifiable assets at
  March 31, 1998                    $ 2,863,416      49,861     2,913,277


22.  SUBSEQUENT EVENTS

     On May 2, 2000, AMERCO declared a cash dividend of $3,241,000 ($0.53125 per preferred share) to the Series A preferred stockholders of record as of May 12, 2000.

     See Note 14 of Notes to Consolidated Financial Statements for other subsequent event disclosures.

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
                                                                       Years Ended March 31,
                                             ---------------------------------------------------------------------
                                                 2000           1999           1998           1997           1996
                                             ---------------------------------------------------------------------
                                                (in thousands, except earnings per $100 of average investment)
Earnings data (Note A):
  Fleet Owner income:
    Credited to Fleet Owner gross
          rental income                     $   1,977          2,191          2,317            3,214          4,181
    Credited to Trailer Accident
      Fund (Notes D and E)                        114            144            183              253            302
                                                -----          -----          -----            -----          -----

      Total Fleet Owner income                  2,091          2,335          2,500            3,467          4,483
                                                -----          -----          -----            -----          -----

  Fleet Owner operation expenses:
    Charged to Fleet Owner (Note C)               999            873          1,144            1,639          2,182
    Charged to Trailer Accident
      Fund (Notes D and F)                         23             27             20               29             58
                                                -----          -----          -----            -----          -----

      Total Fleet Owner operation
        expenses                                1,022            900          1,164            1,668          2,240
                                                -----          -----          -----            -----          -----

      Fleet Owner earnings before
        Trailer Accident Fund credit,
        depreciation and income taxes             978          1,318          1,173            1,575          1,999

  Trailer Accident Fund credit (Note D)            91            117            163              224            244
                                                -----          -----          -----            -----          -----

      Net Fleet Owner earnings before
        depreciation and income taxes       $   1,069          1,435          1,336            1,799          2,243
                                                =====          =====          =====            =====          =====

Investment data (Note A):
  Amount at end of year                     $   2,654          3,272          3,875            5,402          6,871
                                                =====          =====          =====            =====          =====
  Average amount during year                $   2,963          3,574          4,639            6,137          7,732
                                                =====          =====          =====            =====          =====

      Net Fleet Owner earnings before
        depreciation and income taxes
        per $100 of average investment
        (Note B)                            $   28.12          29.56          28.79            29.31          29.02
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

(C)  A summary of operations expenses charged directly to Independent Fleet Owners follows:
                                                              Year ended March 31,
                                                   ----------------------------------------
                                                       2000    1999    1998    1997    1996
                                                   ----------------------------------------
                                                                (in thousands)
                  Licenses                        $     150     159     285     434     436
                  Public liability insurance            126     134     156     198     264
                  Repairs and maintenance               723     580     703   1,007   1,482
                                                        ---     ---   -----   -----   -----

                                                  $     999     873   1,144   1,639   2,182
                                                        ===     ===   =====   =====   =====

(D)  The Fleet Owners and Subsidiary U-Haul Rental Companies forego normal commissions on a portion of gross rental fees designated for transfer to the Trailer Accident Fund.  Trailer accident repair expenses, otherwise chargeable to Fleet Owners, are paid from these Funds to the extent of the financial resources of the Funds.  The amounts designated "Trailer Accident Fund credit" in the accompanying summary of earnings represent Independent Fleetowner commissions foregone, which exceed expenses borne by the Funds.


                              NOTES TO SUMMARY OF EARNINGS OF INDEPENDENT TRAILER FLEETS, continued

                                                     Additional Information

(E)  Commissions foregone for transfer to the Trailer Accident Fund follows:


                                                            Fleet Owners
                                       Subsidiary    ------------------------
                                        U-Haul        Subsidiary
                                       Companies      Companies     Independent     Total
                                       --------------------------------------------------
                                                         (in thousands)

             Year ended:
             March 31, 2000             $  6,061         3,150            114         9,325
             March 31, 1999                6,081         3,131            144         9,356
             March 31, 1998                6,299         3,208            183         9,690
             March 31, 1997                6,262         3,119            253         9,634
             March 31, 1996                5,682         2,757            302         8,741






(F)  A summary of Independent Fleet Owner expenses borne by the Trailer Accident Fund follows:

                                                                                                               Total
                                                            Fleet Owners                                      Trailer
                                       Subsidiary    ------------------------                  Trailer        Accident
                                        U-Haul        Subsidiary                     Sub       Accident        Repair
                                       Companies      Companies     Independent     Total     Retirements     Expenses
                                       -------------------------------------------------------------------------------
                                                                        (in thousands)

             Year ended:
             March 31, 2000             $  1,233           641             23         1,897       354          2,251
             March 31, 1999                1,148           591             27         1,766       342          2,108
             March 31, 1998                  682           347             20         1,049       408          1,457
             March 31, 1997                  722           360             29         1,111       246          1,357
             March 31, 1996                1,089           528             58         1,675       305          1,980


(G)  Certain reclassifications have been made to the Summary of Earnings of Independent Trailer Fleets for the
         fiscal years ended 1999, 1998, 1997 and 1996 to conform with the current year's presentation.



                                   Schedule I


                  Condensed Financial Information of Registrant
                                     AMERCO
                                 Balance Sheets
                                    March 31,


                                                        2000         1999
                                                     ---------------------
                                                          (in thousands)
Assets
------

   Cash                                           $       108        1,082
   Investment in subsidiaries                         844,115      785,616
   Due from unconsolidated subsidiaries             1,042,992    1,021,146
   Other assets                                        28,770       80,135
                                                    ----------------------

                                                  $ 1,915,985    1,887,979
                                                    ======================


Liabilities and Stockholders' Equity
------------------------------------

Liabilities:
   Notes and loans payable                        $ 1,137,553    1,114,063
   Other liabilities                                  176,889      141,634
                                                    ----------------------

Stockholders' equity:
   Preferred stock                                        -            -
   Common stock                                        10,563       10,563
   Additional paid-in capital                         275,242      299,905
   Accumulated other comprehensive income             (42,317)     (17,740)

   Retained earnings:
     Beginning of year                                703,322      658,227
     Net earnings                                      65,491       62,509
     Dividends paid                                   (13,641)     (17,414)
                                                    ----------------------
                                                      755,172      703,322

   Less:
     Cost of common shares in treasury                397,000      363,533
     Unearned employee stock
       ownership plan shares                              117          235
                                                    ----------------------
          Total stockholders' equity                  601,543      632,282
                                                    ----------------------
                                                  $ 1,915,985    1,887,979
                                                    ======================


     See accompanying notes to condensed financial information and notes to consolidated financial statements incorporated herein by reference.

                  Condensed Financial Information of Registrant
                                     AMERCO
                             Statements of Earnings
                              Years Ended March 31,


                                          2000         1999         1998
                                     ------------------------------------
                                         (in thousands, except share
                                             and per share data)

Revenues
--------
   Net interest income from
     subsidiaries                  $     53,504       57,500       64,751

Expenses
--------
   Interest expense                      77,561       73,960       76,969
   Other expenses                         5,823        7,394        6,040
                                     ------------------------------------

   Total expenses                        83,384       81,354       83,009
                                     ------------------------------------

   Operating loss                       (29,880)     (23,854)     (18,258)

   Equity in earnings of
     unconsolidated subsidiaries        126,878      111,782       89,339

   Income tax expense                   (31,173)     (25,419)     (25,615)

   Extraordinary loss on early
     extinguishment of debt, net           (334)         -        (10,482)
                                     ------------------------------------


      Net earnings                 $     65,491       62,509       34,984
                                     ====================================

   Earnings per common share
     (both basic and diluted):
   Earnings from operations
     before extraordinary loss
     on early extinguishment of
     debt                          $       2.39         2.07         1.28
   Extraordinary loss on early
     extinguishment of debt, net          (0.02)         -          (0.62)
                                     ------------------------------------
      Net earnings                 $       2.37         2.07         0.66
                                     ====================================

   Weighted average common
     shares outstanding              21,934,390   21,937,686   21,896,101
                                     ====================================


     See accompanying notes to condensed financial information and notes to consolidated financial statements incorporated herein by reference.

                  Condensed Financial Information of Registrant
                                     AMERCO
                            Statements of Cash Flows
                              Years Ended March 31,


                                            2000        1999        1998
                                         --------------------------------
                                                   (in thousands)

Cash flows from operating activities:
Net earnings                          $   65,491      62,509      34,984
  Amortization, net                         (569)     (1,730)        270
  Equity in earnings of
    subsidiaries                          85,266      78,014      56,578
  (Increase) decrease in amounts due
    from unconsolidated subsidiaries      14,150     (64,062)    (74,909)
  Net change in operating assets and
    liabilities                          (83,449)    (89,921)    (69,642)
  Other, net                             (27,005)     (4,695)      1,074
                                        --------------------------------

Net cash provided (used) by
  operating activities                    53,884     (19,885)    (51,645)
                                        --------------------------------

Cash flows from financing activities:
Net change in short term borrowings     (146,500)    135,500     122,500
Proceeds from notes                      350,000         -       300,000
Leveraged Employee Stock Ownership
  Plan-repayments from loan                  118       1,017       1,717
Principal payments on notes             (180,010)    (45,008)   (314,008)
Debt issuance costs                       (6,024)       (358)     (2,664)
Repurchase of preferred stock            (25,000)    (50,000)    (25,000)
Preferred stock dividends paid           (13,641)    (17,414)    (20,766)
Treasury stock purchase, net             (33,467)     (3,810)        -
Deferred tax-treasury stock                  -           -           -
Escrow deposit                               -           -           -
Extraordinary loss on early
  extinguishment of debt, net               (334)        -       (10,482)
                                        --------------------------------

Net cash provided (used) by
  financing activities                   (54,858)     19,927      51,297
                                        --------------------------------

Increase (decrease) in cash
  and cash equivalents                      (974)         42        (348)
Cash and cash equivalents
  at beginning of year                     1,082       1,040       1,388
                                        --------------------------------

Cash and cash equivalents
  at end of year                      $      108       1,082       1,040
                                        ================================


     Income taxes paid in cash amounted to $675,000, $1,425,000 and $2,588,000 for 2000, 1999 and 1998, respectively. Interest paid in cash amounted to $77,529,000, $74,026,000 and $76,035,000 for 2000, 1999 and
1998, respectively.

     See accompanying notes to condensed financial information and notes to consolidated financial statements incorporated herein by reference.

                  Condensed Financial Information of Registrant
                                     AMERCO
                    Notes to Condensed Financial Information
                          March 31, 2000, 1999 and 1998


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

3.   NOTES AND LOANS PAYABLE

     Notes and loans payable consist of the following:

                                                          March 31,
                                                   --------------------
                                                       2000       1999
                                                   --------------------
                                                       (in thousands)
      Medium-term notes payable, unsecured,
         6.71% to 8.08% interest
            rates, due through 2027              $   237,000    317,000
      Notes payable under Bond Backed Asset
         Trust, unsecured, 6.89% to 7.14%
            interest rates, due through 2033         200,000    300,000
      Notes payable to public,
         unsecured, 7.85% interest
            rate, due through 2004                   175,000    175,000
      Senior Note, unsecured, 7.20% interest
         rate, due through 2002                      150,000        -
      Senior Note, unsecured, 8.80% interest
         rate, due through 2005                      200,000        -
      Other notes payable, unsecured,
         9.50% interest rate,
            due through 2005                              53         63
      Notes payable to banks under
         revolving lines of credit, unsecured,
            6.19% to 6.44% interest rates            159,000    297,000
      Other short-term promissory notes,
            6.32% interest rate                       16,500     25,000
                                                   --------------------
                                                 $ 1,137,553  1,114,063
                                                   ====================


     For additional information, see Note 5 of Notes to Consolidated Financial Statements.

                                                               Schedule V

                                                  AMERCO AND CONSOLIDATED SUBSIDIARIES
                                Supplemental Information (For Property-Casualty Insurance Underwriters)
                                             Years ended December 31, 1999, 1998 and 1997



                                   Reserves                                                             Amorti-
                                  for Unpaid                                                            zation      Paid
                                    Claims                                           Claims and           of       Claims
                         Deferred     and                                    Net   Claim Adjustment    Deferred     and
                          Policy     Claim                         Net     Invest-  Expenses Incurred    Policy    Claim      Net
          Affiliation     Acqui-    Adjust-  Discount             Earned    ment      Related to         Acqui-   Adjust- Premiums
Fiscal       With        sition      ment    if any,   Unearned  Premiums  Income   Current   Prior     sition       ment  Written
 Year     Registrant      Costs    Expenses  Deducted  Premiums    (1)       (3)      Year     Year      Costs    Expenses    (2)
 ----     ----------      -----    --------  --------  --------  --------  ------     ----     ----      -----    -------- -------
                                                             (in thousands)
2000  Consolidated
      property -
      casualty entity  $ 15,130   334,857       N/A      64,755   166,925   32,527  121,861    9,616      13,358  137,369  171,561
1999  Consolidated
      property -
      casualty entity    12,299   344,748       N/A      55,076   133,567   32,908  116,069   (8,827)      7,443  140,159  143,571
1998  Consolidated
      property -
      casualty entity     7,203   384,816       N/A      45,753   136,106   31,292  132,291   23,192       8,622  118,308  135,782











(1)  The earned premiums are reported net of intersegment transactions.  Earned premiums eliminated in consolidation amount to
      $6,878,000, $11,734,000 and $19,800,000 for the years ended 1999, 1998 and 1997, respectively.

(2)  The premiums written are reported net of intersegment transactions.  Premiums written eliminated in consolidation amount to
      $11,921,000, $10,921,000 and $20,287,000 for the years ended 1999, 1998 and 1997, respectively.

(3)  Net Investment Income excludes net realized gains on investments of $477,000, $2,847,000 and $647,000 for the years
      1999, 1998 and 1997, respectively.

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


Dated:  June 29, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



    Signature                       Title               Date
    ---------                       -----               ----



/S/ EDWARD J. SHOEN         President of U-Haul     June 29, 2000
----------------------       International, Inc.
Edward J. Shoen              (Principal Executive
                              Officer)


/S/ DONALD W. MURNEY        Principal Financial     June 29, 2000
----------------------       and Accounting Officer
Donald W. Murney



/S/ DAVID SCHMELTZ          Director                June 29, 2000
----------------------
David Schmeltz



/S/ WILLIAM E. CARTY        Director                June 29, 2000
----------------------
William E. Carty



/S/ RICHARD J. HERRERA      Director                June 29, 2000
----------------------
Richard J. Herrera



/S/ JOHN M. DODDS           Director                June 29, 2000
----------------------
John M. Dodds



/S/ JOHN T. TAYLOR          Director                June 29, 2000
----------------------
John T. Taylor