Form 10-Q/A
period 2000-12-31
U HAUL INTERNATIONAL INC
filed 2001-08-10
CIK 4458

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                 FORM 10-Q/A

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


              For the quarterly period ended December 31, 2000

                                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

               For the transition period from                 to
                                              ---------------    ---------------

Commission         Registrant, State of Incorporation           I.R.S. Employer
File Number          Address and Telephone Number             Identification No.
--------------------------------------------------------------------------------

  1-11255            AMERCO                                      88-0106815
                     (A Nevada Corporation)
                     1325 Airmotive Way, Ste. 100
                     Reno, Nevada  89502-3239
                     Telephone (775) 688-6300


  2-38498            U-Haul International, Inc.                  86-0663060
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

                              TABLE OF CONTENTS



PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         a)  Condensed Consolidated Balance Sheets as of
             December 31, 2000 (unaudited) and March 31, 2000...............   4

         b)  Condensed Consolidated Statements of Earnings for the
             Nine months ended December 31, 2000 and 1999 (unaudited).......   6

         c)  Condensed Consolidated Statements of Comprehensive Income for
             the Nine months ended December 31, 2000 and 1999 (unaudited)...   7

         d)  Condensed Consolidated Statements of Earnings for the
             Quarters ended December 31, 2000 and 1999 (unaudited)..........   8

         e)  Condensed Consolidated Statements of Cash Flows for the
             Nine months ended December 31, 2000 and 1999 (unaudited).......   9

         f)  Notes to Condensed Consolidated Financial Statements -
             December 31, 2000 (unaudited), March 31, 2000 and
             December 31, 1999 (unaudited)..................................  10

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations..........................................  21

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.........  30

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings..................................................  31

Item 6.  Exhibits and Reports on Form 8-K...................................  32

                               THIS PAGE LEFT
                             INTENTIONALLY BLANK

                       PART I.  FINANCIAL INFORMATION

                        ITEM 1.  FINANCIAL STATEMENTS


                    AMERCO AND CONSOLIDATED SUBSIDIARIES

                    Condensed Consolidated Balance Sheets


                                                         (Restated,
                                                        see Note 10)
                                                        December 31,  March 31,
Assets                                                      2000         2000
                                                        -----------------------
                                                         (Unaudited)
                                                            (in thousands)


Cash and cash equivalents                             $    25,047       48,435
Notes and mortgage, net                                    75,986       49,866
Inventories, net                                           81,393       84,614
Investments, fixed maturities                             878,037      884,824
Investments, other                                        550,190      320,695
Other assets                                              343,019      354,129
                                                        ----------------------
Property, plant and equipment, at cost:
  Buildings and improvements                              821,448      853,403
  Rental trucks                                         1,006,256    1,035,585
  Other property, plant and equipment                     649,366      672,122
                                                        ----------------------
                                                        2,477,070    2,561,110
  Less accumulated depreciation                         1,159,212    1,178,448
                                                        ----------------------
       Total property, plant and equipment              1,317,858    1,382,662
                                                        ----------------------

Total Assets                                          $ 3,271,530    3,125,225
                                                        ======================


The accompanying notes are an integral part of these consolidated financial statements.

                                                         (Restated,
                                                        see Note 10)
                                                        December 31,  March 31,
Liabilities and Stockholders' Equity                        2000         2000
                                                        -----------------------
                                                         (Unaudited)
                                                            (in thousands)

Liabilities:
  Notes and loans payable                             $ 1,182,073    1,137,840
  Policy benefits and losses, claims and
    loss expenses payable                                 547,124      548,043
  Liabilities from premium deposits                       469,393      461,673
  Deferred income taxes                                   160,509      109,413
  Other liabilities                                       252,008      282,962
                                                        ----------------------
         Total liabilities                              2,611,107    2,539,931

Stockholders' equity:
  Serial preferred stock -
    Series A preferred stock                                  -            -
    Series B preferred stock                                  -            -
  Serial common stock -
    Series A common stock                                   1,441        1,441
  Common stock                                              9,122        9,122
  Additional paid-in capital                              311,804      275,242
  Accumulated other comprehensive income                  (44,828)     (42,317)
  Retained earnings                                       803,003      755,172
  Cost of common shares in treasury, net                 (404,946)    (397,000)
  Unearned ESOP shares                                    (15,173)     (16,366)
                                                        ----------------------
         Total stockholders' equity                       660,423      585,294

Contingent liabilities and commitments                  ----------------------

Total Liabilities and Stockholders' Equity            $ 3,271,530    3,125,225
                                                        ======================

The accompanying notes are an integral part of these consolidated financial statements.

                    AMERCO AND CONSOLIDATED SUBSIDIARIES

                Condensed Consolidated Statements of Earnings

                       Nine months ended December 31,
                                 (Unaudited)

                                                         (Restated,
                                                        see Note 10)
                                                            2000         1999
                                                      -------------------------
                                                        (in thousands, except
                                                      share and per share data)

Revenues
  Rental revenue                                     $    951,058      907,802
  Net sales                                               155,078      148,669
  Premiums                                                210,102      167,020
  Net investment and interest income                       72,082       61,545
                                                       -----------------------
      Total revenues                                    1,388,320    1,285,036

Costs and expenses
  Operating expenses                                      745,022      705,289
  Cost of sales                                            87,600       87,737
  Benefits and losses                                     170,678      126,944
  Amortization of deferred policy acquisition costs        25,129       27,500
  Lease expense                                           132,395       98,999
  Depreciation, net                                        69,552       61,553
                                                       -----------------------
      Total costs and expenses                          1,230,376    1,108,022

Earnings from operations                                  157,944      177,014

  Interest expense                                         65,287       61,038
                                                       -----------------------
Pretax earnings                                            92,657      115,976

Income tax expense                                        (32,983)     (40,867)
                                                       -----------------------
Earnings from operations before extraordinary
  loss on early extinguishment of debt                     59,674       75,109
Extraordinary loss on early extinguishment
  of debt, net of tax of $1,160                            (2,121)         -
                                                       -----------------------
      Net earnings                                   $     57,553       75,109
                                                       =======================
Basic earnings per common share:
  Earnings from operations before extraordinary
    loss on early extinguishment of debt                     2.32         2.95
  Extraordinary loss on early extinguishment
    of debt, net                                            (0.10)         -
                                                       -----------------------
      Net earnings                                   $       2.22         2.95
                                                       =======================
Diluted earnings per common share:
  Earnings from operations before extraordinary
    loss on early extinguishment of debt                     2.32         2.93
  Extraordinary loss on early extinguishment
    of debt, net                                            (0.10)         -
                                                       -----------------------
      Net earnings                                   $       2.22         2.93
                                                       =======================
Weighted average common shares outstanding:
  Basic                                                21,539,821   21,964,513
                                                       =======================
  Diluted                                              21,539,821   22,353,402
                                                       =======================

The accompanying notes are an integral part of these consolidated financial statements.

                    AMERCO AND CONSOLIDATED SUBSIDIARIES

                Condensed Consolidated Statements of Comprehensive Income

                       Nine months ended December 31,
                                 (Unaudited)

                                                         (Restated,
                                                        see Note 10)
                                                            2000         1999
                                                        ----------------------
                                                              (in thousands)
Comprehensive income:
  Net earnings                                         $   57,553       75,109
    Changes in other comprehensive income:
     Foreign currency translation                          (4,683)       4,100
     Fair market value of cash flow hedge                    (861)       2,130
     Unrealized gain (loss) on investments                  3,033      (14,855)
                                                         ---------------------
     Total comprehensive income                        $   55,042       66,484
                                                         =====================

The accompanying notes are an integral part of these consolidated financial statements.

                    AMERCO AND CONSOLIDATED SUBSIDIARIES

                Condensed Consolidated Statements of Earnings

                         Quarters ended December 31,
                                 (Unaudited)

                                                         (Restated,
                                                        see Note 10)
                                                            2000         1999
                                                      -------------------------
                                                        (in thousands, except
                                                      share and per share data)

Revenues
  Rental revenue                                     $    270,775      264,772
  Net sales                                                41,117       38,548
  Premiums                                                 88,607       59,217
  Net investment and interest income                       25,478       20,060
                                                       -----------------------
       Total revenues                                     425,977      382,597

Costs and expenses
  Operating expense                                       258,194      237,911
  Cost of sales                                            21,626       25,003
  Benefits and losses                                      74,863       42,929
  Amortization of deferred policy acquisition costs         8,560       12,519
  Lease expense                                            45,859       34,787
  Depreciation, net                                        25,067       23,002
                                                       -----------------------
Total costs and expenses                                  434,169      376,151

Earnings (loss) from operations                            (8,192)       6,446

  Interest expense                                         21,235       21,223
                                                       -----------------------
Pretax loss                                               (29,427)     (14,777)

Income tax benefit                                         10,256        5,452
                                                       -----------------------
Loss from operations before extraordinary
  loss on early extinguishment of debt                    (19,171)      (9,325)
Extraordinary loss on early extinguishment
  of debt, net of tax of $1,160                            (2,121)         -
                                                       -----------------------
       Net loss                                      $    (21,292)      (9,325)
                                                       =======================
Basic and diluted loss per common share:
  Loss from operations before extraordinary
    loss on early extinguishment of debt             $      (1.05)       (0.57)
  Extraordinary loss on early extinguishment
    of debt, net                                            (0.10)         -
                                                       -----------------------
      Net loss                                       $      (1.15)       (0.57)
                                                       =======================
Basic and diluted average common shares outstanding:   21,406,688   21,975,889
                                                       =======================

The accompanying notes are an integral part of these consolidated financial statements.

                    AMERCO AND CONSOLIDATED SUBSIDIARIES

                Condensed Consolidated Statements of Cash Flows

                       Nine months ended December 31,
                                (Unaudited)

                                                         (Restated,
                                                        see Note 10)
                                                            2000         1999
                                                        ----------------------
                                                             (in thousands)

Net cash provided by operating activities              $  100,900      131,304
                                                          --------------------
Cash flows from investing activities:
  Purchases of investments:
    Property, plant and equipment                        (280,271)    (269,530)
    Fixed maturities                                      (84,808)    (114,778)
    Mortgage loans                                        (21,654)     (11,955)
  Proceeds from sale of investments:
    Property, plant and equipment                         240,140      167,305
    Fixed maturities                                       89,583       87,604
    Mortgage loans                                         19,187        8,382
  Changes in other investments                           (120,313)      21,351
                                                          --------------------
Net cash used by investing activities                    (158,136)    (111,621)
                                                          --------------------
Cash flows from financing activities:
  Net change in short-term borrowings                     169,281       17,160
  Proceeds from notes                                         -        150,000
  Principal payments on notes                            (125,048)    (180,084)
  Repurchase of preferred stock                               -        (25,000)
  Preferred stock dividends paid                           (9,722)     (10,400)
  Investment contract deposits                             62,947       45,435
  Investment contract withdrawals                         (55,763)     (45,518)
  Changes in other financing activities                    (7,847)       1,395
                                                          --------------------
Net cash provided (used) by financing activities           33,848      (47,012)
                                                          --------------------
Increase (decrease) in cash and cash equivalents          (23,388)     (27,329)

Cash and cash equivalents at beginning of period           48,435       44,505
                                                          --------------------
Cash and cash equivalents at end of period             $   25,047       17,176
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


5.  SUPPLEMENTAL CASH FLOWS INFORMATION

     The (increase) decrease in receivables, inventories, investments, other and accounts payable and accrued liabilities net of other operating and investing activities follows:

                                                        Nine months ended
                                                           December 31,
                                                       -------------------
                                                        2000         1999
                                                          (in thousands)

        Receivables                                 $   9,686       (3,394)
                                                       ===================
        Investments, other (refer to Note 7)        $ (98,351)         -
                                                       ===================
        Inventories                                 $   3,221         (422)
                                                       ===================
        Accounts payable and accrued expenses       $ (30,618)     (24,365)
                                                       ===================

                    AMERCO AND CONSOLIDATED SUBSIDIARIES

                                 (Unaudited)


6.  EARNINGS PER SHARE

     The following table reflects the calculation of the earnings per share:

                                                   Weighted Average
                                                    Common Shares
                                       Income        Outstanding      Per Share
                                     (Numerator)    (Denominator)       Amount
                                     -----------   ----------------   ---------
                                            (in thousands, except share
                                                and per share data)
Quarter ended December 31, 2000:
  Loss from operations before
    extraordinary loss on early
    extinguishment of debt           $ (19,171)
  Less preferred stock dividends         3,241
  Loss from operations before           ------
    extraordinary loss on early
    extinguishment of debt available
    to common stockholders             (22,412)       21,406,688       $  (1.05)
  Extraordinary loss on early
    extinguishment of debt, net         (2,121)                           (0.10)
  Basic and diluted loss                ------                             ----
    per common share                   (24,533)       21,406,688       $  (1.15)
                                        ======        ==========           ====
Quarter ended December 31, 1999:
  Loss from operations               $  (9,325)
  Less preferred stock dividends         3,241
  Basic and diluted loss                ------
    per common share                   (12,566)       21,975,889       $  (0.57)
                                        ======        ==========           ====
Nine months ended December 31, 2000:
  Earnings from operations before
    extraordinary loss on early
    extinguishment of debt           $  59,674
  Less preferred stock dividends         9,722
  Earnings from operations before       ------
    extraordinary loss on early
    extinguishment of debt available
    to common stockholders              49,952        21,539,821       $   2.32
  Extraordinary loss on early
    extinguishment of debt, net         (2,121)                           (0.10)
  Basic and diluted earnings            ------                             ----
    per common share                    47,831        21,539,821       $   2.22
                                        ======        ==========           ====
Nine months ended December 31, 1999:
  Earnings from operations           $  75,109
  Less preferred stock dividends        10,259
                                        ------
  Basic earnings per common share       64,850        21,964,513       $   2.95
  Effect of dilutive securities
    Series B preferred shares              537           388,889
                                        ------        ----------
  Diluted earnings per common share     65,387        22,353,402       $   2.93
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

Nine months ended
December 31, 2000
-----------------
Revenues:
 Outside       $1,126,987    9,343  156,609    95,381        -       1,388,320
 Intersegment         -     52,599    2,827     1,063    (56,489)          -
 Total          --------------------------------------------------------------
  revenues     $1,126,987   61,942  159,436    96,444    (56,489)    1,388,320
Depreciation/
 amortization  $   77,721    8,144   10,208    15,449        -         111,522
Interest
 expense       $   65,287   32,870      -         -      (32,870)       65,287
Pretax
 earnings
 (loss)        $   79,752   10,455   (4,909)    7,359        -          92,657
Income tax     $  (29,235)  (3,659)   1,789    (1,878)       -         (32,983)
Extraordinary
 loss on early
 extinguishment
 of debt, net  $   (2,121)     -        -         -          -          (2,121)
Identifiable
 assets        $1,451,906  761,149  665,548   731,627   (338,700)    3,271,530


Nine months ended
December 31, 1999
-----------------
Revenues:
 Outside       $1,069,592    7,579  121,254    86,611        -       1,285,036
 Intersegment         -     53,075    3,865       945    (57,885)          -
 Total          --------------------------------------------------------------
  revenues     $1,069,592   60,654  125,119    87,556    (57,885)    1,285,036
Depreciation/
 amortization  $   62,278    7,664   10,529    17,486        -          97,957
Interest
 expense       $   61,038   30,926      -         -      (30,926)       61,038
Pretax
 earnings      $   78,245   18,392    9,077    10,262        -         115,976
Income tax     $  (28,294)  (6,438)  (2,783)   (3,352)       -         (40,867)
Identifiable
 assets        $1,385,918  705,396  619,071   727,733   (340,074)    3,098,044

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

Quarter ended
December 31, 2000
-----------------
Revenues:
 Outside       $  320,572    3,025   70,191    32,189        -         425,977
 Intersegment         -     17,754    1,161       368    (19,283)          -
 Total          --------------------------------------------------------------
  revenues     $  320,572   20,779   71,352    32,557    (19,283)      425,977
Depreciation/
 amortization  $   29,034    2,760    3,453     4,824        -          40,071
Interest
 expense       $   21,235   10,626      -         -      (10,626)       21,235
Pretax
 earnings
 (loss)        $  (27,593)   2,355   (6,804)    2,615        -         (29,427)
Income tax     $    9,454     (824)   2,379      (753)       -          10,256
Extraordinary
 loss on early
 extinguishment
 of debt, net  $   (2,121)     -        -         -          -          (2,121)
Identifiable
 assets        $1,451,906  761,149  665,548   731,627   (338,700)    3,271,530


Quarter ended
December 31, 1999
-----------------
Revenues:
 Outside       $  307,882    1,583   43,347    29,785        -         382,597
 Intersegment         -     17,777      515       323    (18,615)          -
 Total          --------------------------------------------------------------
  revenues     $  307,882   19,360   43,862    30,108    (18,615)      382,597
Depreciation/
 amortization  $   21,862    2,623    3,544     6,129        -          34,158
Interest
 expense       $   21,223   10,653      -         -      (10,653)       21,223
Pretax
 earnings      $  (27,150)   4,476    4,101     3,796        -         (14,777)
Income tax     $    9,416   (1,567)  (1,217)   (1,180)       -           5,452
Identifiable
 assets        $1,385,918  705,396  619,071   727,733   (340,074)    3,098,044

                    AMERCO AND CONSOLIDATED SUBSIDIARIES

                                 (Unaudited)


8. INDUSTRY SEGMENT AND GEOGRAPHIC AREA DATA, continued

     Geographic Segment Data - AMERCO has two geographic segments represented by the United States and Canada.

     Information concerning operations by geographic segment follows:

                    United                         United
                    States   Canada Consolidated   States   Canada Consolidated
                    ----------------------------   ----------------------------
                         Nine months ended               Quarter ended
                    ----------------------------   ----------------------------
                                  (in thousands of U.S. dollars)
December 31, 2000
-----------------
Total revenues   $1,357,483  30,837   1,388,320    418,421   7,556     425,977
Depreciation/
 amortization    $  108,244   3,278     111,522     38,963   1,108      40,071
Interest expense $   65,274      13      65,287     21,229       6      21,235
Pretax earnings
 (loss)          $   88,430   4,227      92,657    (28,439)   (988)    (29,427)
Income tax       $  (32,977)     (6)    (32,983)    10,256     -        10,256
Extraordinary
 loss, net       $   (2,121)    -        (2,121)    (2,121)    -        (2,121)
Identifiable
 assets          $3,220,947  50,583   3,271,530  3,220,947  50,583   3,271,530

December 31, 1999
-----------------
Total revenues   $1,256,823  28,213   1,285,036    375,238   7,359     382,597
Depreciation/
 amortization    $   95,261   2,696      97,957     33,162     996      34,158
Interest expense $   61,022      16      61,038     21,218       5      21,223
Pretax earnings
 (loss)          $  113,047   2,929     115,976    (13,930)   (847)    (14,777)
Income tax       $  (40,867)    -       (40,867)     5,452     -         5,452
Identifiable
 assets          $3,051,332  46,712   3,098,044  3,051,332  46,712   3,098,044


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


10. REVISED FINANCIAL STATEMENTS

     The financial statements as of and for the period ended December 31, 2000 have been restated to correct two errors. The first error related to the capitalization of fixed assets. In the normal course of business, AMERCO capitalized fixed asset betterments. In the fourth quarter, it was determined that certain betterments had been erroneously capitalized twice. The second error related to a deferred gain in connection with fixed assets production recorded throughout the year. AMERCO determined that a portion of the deferred gain recorded in the third quarter was incorrect. The table on page 20 represents the as previously reported and as amended amounts as of and for the period ending December 31, 2000.

                    AMERCO AND CONSOLIDATED SUBSIDIARIES

                                 (Unaudited)


10. REVISED FINANCIAL STATEMENTS, continued

                                 As Previously   Adjustment
                                   Reported      (dec.) inc.   As Amended
                                 -----------------------------------------
                                   (in thousands, except per share data)
At December 31, 2000:
-------------------------------
  Property, plant and equipment  $ 1,317,611     $    247      $ 1,317,858
  Total liabilities                2,608,798        2,309        2,611,107
  Retained earnings                  805,065       (2,062)         803,003
  Total stockholders' equity         662,485       (2,062)         660,423

For the nine months ended
December 31, 2000:
-------------------------------
  Total costs and expenses       $ 1,227,578     $  2,798      $ 1,230,376
  Earnings from operations           160,742       (2,798)         157,944
  Pretax earnings                     95,508       (2,851)          92,657
  Net earnings*                       61,736       (2,062)          59,674

  Basic earnings
    per common share*            $      2.42     $  (0.10)     $      2.32
  Fully diluted earnings
    per common share*                   2.42        (0.10)            2.32

For the quarter ended
December 31, 2000:
-------------------------------
  Total costs and expenses       $   431,371     $  2,798      $   434,169
  Loss from operations                (5,394)      (2,798)          (8,192)
  Pretax loss                        (26,576)      (2,851)         (29,427)
  Net loss*                          (17,109)      (2,062)         (19,171)

  Basic loss
    per common share*            $     (0.95)    $  (0.10)     $     (1.05)
  Fully diluted loss
    per common share*                  (0.95)       (0.10)           (1.05)

*Amounts reported are before extraordinary loss on early extinguishment of debt.

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

REVISED FINANCIAL STATEMENTS
     We restated our unaudited financial statements as of and for the period ended December 31, 2000, reported under Part I, Item I, Financial Statements to correct two errors. The first error related to the capitalization of fixed assets. In the normal course of business, AMERCO capitalized fixed asset betterments. In the fourth quarter, it was determined that certain betterments had been erroneously capitalized twice. The second error related to a deferred gain in connection with fixed assets production recorded throughout the year. AMERCO determined that a portion of the deferred gain recorded in the third quarter was incorrect. The following represents the as previously reported and as amended amounts as of and for the period ending December 31, 2000.

                                 As Previously   Adjustment
                                   Reported      (dec.) inc.   As Amended
                                 -----------------------------------------
                                   (in thousands, except per share data)
At December 31, 2000:
-------------------------------
  Property, plant and equipment  $ 1,317,611     $    247      $ 1,317,858
  Total liabilities                2,608,798        2,309        2,611,107
  Retained earnings                  805,065       (2,062)         803,003
  Total stockholders' equity         662,485       (2,062)         660,423

For the nine months ended
December 31, 2000:
-------------------------------
  Total costs and expenses       $ 1,227,578     $  2,798      $ 1,230,376
  Earnings from operations           160,742       (2,798)         157,944
  Pretax earnings                     95,508       (2,851)          92,657
  Net earnings*                       61,736       (2,062)          59,674
  Basic earnings
    per common share*            $      2.42     $  (0.10)     $      2.32
  Fully diluted earnings
    per common share*                   2.42        (0.10)            2.32

For the quarter ended
December 31, 2000:
-------------------------------
  Total costs and expenses       $   431,371     $  2,798      $   434,169
  Loss from operations                (5,394)      (2,798)          (8,192)
  Pretax loss                        (26,576)      (2,851)         (29,427)
  Net loss*                          (17,109)      (2,062)         (19,171)
  Basic loss
    per common share*            $     (0.95)    $  (0.10)     $     (1.05)
  Fully diluted loss
    per common share*                  (0.95)       (0.10)           (1.05)

*Amounts reported are before extraordinary loss on early extinguishment of debt.

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

     Operating expenses before intercompany eliminations were $743.8 million and $721.0 million for the nine months ended December 31, 2000 and 1999, respectively. Increased expenditure levels for personnel and rental equipment maintenance, due to an increase in truck rental transactions and in fleet size, were primarily responsible.

     Net depreciation expense was $59.8 million and $54.8 million for the nine months ended December 31, 2000 and 1999, respectively. The increase reflects depreciation on the rental truck fleet.

     Operating profit before tax and intercompany elimination was $102.5 million and $98.2 million for the nine months ended December 31, 2000 and 1999, respectively.

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

     Net depreciation expense was $9.7 million and $6.8 million for the nine months ended December 31, 2000 and 1999, respectively. The increase is due to the build out of storage facilities.

     Operating profit before tax and intercompany elimination was $10.5 million and $18.4 million for the nine months ended December 31, 2000 and 1999, respectively. The decrease reflects increases in lease expenses.

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

     The amortization of deferred acquisition costs (DAC) was $10.1 million and $10.3 million for the nine months ended September 30, 2000 and 1999, respectively.

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

Interest Expense
     Interest expense was $65.3 million and $61.0 million for the nine months ended December 31, 2000 and 1999, respectively. The increase can be attributed to increases in the average debt outstanding and in the average cost of debt.

Consolidated Group
     As a result of the foregoing, pretax earnings totaled $92.7 million and $116.0 million for the nine months ended December 31, 2000 and 1999, respectively. After providing for income taxes, net earnings from operations were $59.7 million and $75.1 million for the nine months ended December 31, 2000 and 1999, respectively. Following deductions for an extraordinary loss from the early extinguishment of debt, net earnings were $57.6 million and $75.1 million for the nine months ended December 31, 2000 and 1999, respectively.

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

     Operating expenses before intercompany elimination were $252.0 million and $244.6 million for the quarters ended December 31, 2000 and 1999, respectively. The increase reflects higher personnel and rental equipment maintenance expenditures associated with an increase in truck rental transactions and inventory levels.

     Net depreciation expense was $20.6 million and $20.8 million for the quarters ended December 31, 2000 and 1999, respectively.

     Operating loss before tax and intercompany elimination was $19.1 million and $19.7 million for the quarters ended December 31, 2000 and 1999, respectively.

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

     Net depreciation expense was $4.4 million and $2.2 million for the quarters ended December 31, 2000 and 1999, respectively.

     Operating profit before tax and intercompany elimination was $2.4 million and $4.5 million for the quarters ended December 31, 2000 and 1999, respectively. The decrease reflects increases in lease expenses.

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

Consolidated Group
     As a result of the foregoing, pretax loss was $29.4 million and $14.8 million for the quarters ended December 31, 2000 and 1999, respectively. After providing for income taxes, net loss from operations was $19.2 million and $9.3 million for the quarters ended December 31, 2000 and 1999, respectively. Following deductions for an extraordinary loss from the early extinguishment of debt, net loss was $21.3 million and $9.3 million for the quarters ended December 31, 2000 and 1999, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Moving and Storage Operations
     To meet the needs of its customers, U-Haul maintains a large inventory of rental items. In the nine months ended December 31, 2000 and 1999, capital expenditures were $280.3 million and $269.5 million, respectively. These expenditures primarily reflect the expansion of the rental truck fleet. The capital required to fund these acquisitions was obtained through internally generated funds from operations and through lease financings.

     Cash provided (used) by operating activities was ($33.2) million and $128.6 million for the nine months ended December 31, 2000 and 1999, respectively. The decrease resulted primarily from an increase in receivables.

     At December 31, 2000, total outstanding notes and loans payable was $1,182.1 million as compared to $1,137.8 million at March 31, 2000.

Real Estate Operations
     Cash provided by operating activities was $77.6 million and $6.3 million for the nine months ended December 31, 2000 and 1999, respectively. The increase resulted from an increase in accounts payable.

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

     On June 24, 1997, five (5) current and/or former Moving Center General Managers (GMs) and one (1) Area Field Manager (AFM) filed suit in Marin County Superior Court, Case No. BC 203532, entitled Sarah Saunders, et. al. vs.
                                             -----------------------
U-Haul Company of California, Inc., claiming that they were entitled to be
----------------------------------
compensated for all overtime hours worked. In addition, these Plaintiffs sought class action status purporting to represent all persons employed in California as either a salaried GM or AFM since September 1993. On
September 30, 1997, a virtually identical lawsuit was filed in Los Angeles County Superior Court, Case No. BC 178775, entitled Wyatt Crandall vs.
                                                    --------------
U-Haul International, Inc. and U-Haul Co. of California.  This action did not
-------------------------------------------------------
include AFMs, but did purport to be brought on behalf of GMs and GM trainees. These cases were consolidated by the Court in Los Angeles on October 15, 1998. On June 10, 1999, Plaintiff's motion to certify the AFMs as a class was denied and the motion to certify the GMs as a class was granted. Notice of certification was mailed on or about August 24, 1999. The class opt-out period ended on October 11, 1999. The case was bifurcated and the liability portion of the case was tried to the Court beginning in November 2000. The Court found for the Plaintiffs on January 8, 2001. The damage portion of the case will be tried to the Court beginning April 9, 2001. Management does not expect the Plaintiffs' damage claims to result in a material loss; however, there remains the possibility that an adverse outcome could have a material adverse effect on AMERCO's results of operations for the year in which the judgment is rendered.

                  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

     Exhibit No.              Description
     -----------
          3.1     Restated Articles of Incorporation (1)
          3.2     Restated By-Laws of AMERCO as of August 27, 1997 (2)

(b) Reports on Form 8-K.

          No report on Form 8-K was filed during the quarter ended December 31, 2000.

-----------------

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


                                  U-Haul International, Inc.
                                  ____________________________________
                                           (Registrant)


Dated: July 20, 2001                By: /S/ DONALD W. MURNEY
                                  ____________________________________
                                       Donald W. Murney, Treasurer
                                      (Principal Financial Officer)