Form 10-Q
period 2001-09-30
U HAUL INTERNATIONAL INC
filed 2001-11-14
CIK 4458

           UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549

                               FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


           For the quarterly period ended September 30, 2001

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

21,520,437 shares of AMERCO Common Stock, $0.25 par value were outstanding at November 8, 2001.

5,385 shares of U-Haul International, Inc. Common Stock, $0.01 par value, were outstanding at November 8, 2001. U-Haul International, Inc. meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

                          TABLE OF CONTENTS



PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         a)  Condensed Consolidated Balance Sheets as of September 30, 2001
             (unaudited) and March 31, 2001................................    4

         b)  Condensed Consolidated Statements of Earnings for the Six
             months ended September 30, 2001 and 2000 (unaudited)..........    6

         c)  Condensed Consolidated Statements of Comprehensive Income for
             the Six months ended September 30, 2001 and 2000 (unaudited)..    7

         d)  Condensed Consolidated Statements of Earnings for the Quarters
             ended September 30, 2001 and 2000 (unaudited).................    8

         e)  Condensed Consolidated Statements of Comprehensive Income for
             the Quarters ended September 30, 2001 and 2000 (unaudited)....    9

         f)  Condensed Consolidated Statements of Cash Flows for the Six
             months ended September 30, 2001 and 2000 (unaudited)..........   10

         g)  Notes to Condensed Consolidated Financial Statements -
             September 30, 2001 (unaudited), March 31, 2001 and
             September 30, 2000 (unaudited)................................   11

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.........................................   22

Item 3.  Quantitative and Qualitative Disclosures About Market Risk........   30

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.................................................   31

Item 4.  Submission of Matters to a Vote of Security Holders...............   32

Item 6.  Exhibits and Reports on Form 8-K..................................   33

                          THIS PAGE LEFT
                        INTENTIONALLY BLANK

                  PART I.  FINANCIAL INFORMATION

                   ITEM 1.  FINANCIAL STATEMENTS


               AMERCO AND CONSOLIDATED SUBSIDIARIES

               Condensed Consolidated Balance Sheets


                                                  September 30,   March 31,
Assets                                                2001           2001
                                                  -------------------------
                                                   (Unaudited)
                                                        (in thousands)


Cash and cash equivalents                       $    33,243         52,778
Inventories, net                                     80,319         84,005
Investments, fixed maturities                       974,405        952,482
Investments, other                                  420,923        464,958
Other assets                                        494,636        467,197
                                                  ------------------------

Property, plant and equipment, at cost:
  Buildings and improvements                        888,397        832,372
  Rental trucks                                   1,075,263      1,037,653
  Other property, plant, and equipment              669,120        660,802
                                                  ------------------------
                                                  2,632,780      2,530,827
  Less accumulated depreciation                   1,208,013      1,168,183
                                                  ------------------------

       Total property, plant and equipment        1,424,767      1,362,644
                                                  ------------------------









Total Assets                                    $ 3,428,293      3,384,064
                                                  ========================

























The accompanying notes are an integral part of these consolidated financial statements.

                                                  September 30,   March 31,
Liabilities and Stockholders' Equity                  2001           2001
                                                  -------------------------
                                                   (Unaudited)
                                                        (in thousands)

Liabilities:
  Notes and loans payable                       $ 1,095,574      1,156,848
  Policy benefits and losses, claims and
    loss expenses payable                           686,705        668,830
  Liabilities from premium deposits                 532,993        522,207
  Cash overdraft                                     35,762         26,484
  Deferred income                                    15,631         24,546
  Deferred income taxes                             189,859        139,419
  Other liabilities                                 200,791        230,364
                                                  ------------------------
         Total liabilities                        2,757,315      2,768,698

Stockholders' equity:
  Serial preferred stock -
    Series A preferred stock                            -              -
    Series B preferred stock                            -              -
  Serial common stock -
    Series A common stock                             1,441          1,441
  Common stock                                        9,122          9,122
  Additional paid-in capital                        312,347        312,128
  Accumulated other comprehensive income            (39,704)       (40,709)
  Retained earnings                                 815,383        755,174
  Cost of common shares in treasury, net           (412,692)      (406,617)
  Unearned ESOP shares                              (14,919)       (15,173)
                                                  ------------------------
         Total stockholders' equity                 670,978        615,366

Contingent liabilities and commitments
                                                  ------------------------


Total Liabilities and Stockholders' Equity      $ 3,428,293      3,384,064
                                                  ========================

























The accompanying notes are an integral part of these consolidated financial statements.

               AMERCO AND CONSOLIDATED SUBSIDIARIES

           Condensed Consolidated Statements of Earnings

                  Six months ended September 30,
                            (Unaudited)

                                                        2001        2000
                                                  -------------------------
                                                     (in thousands, except
                                                   share and per share data)

Revenues
  Rental revenue                                 $    700,981     680,283
  Net sales                                           118,272     113,961
  Premiums                                            202,880     121,495
  Net investment and interest income                   46,959      46,604
                                                   ----------------------
       Total revenues                               1,069,092     962,343

Costs and expenses
  Operating expenses                                  526,723     486,839
  Cost of sales                                        65,166      65,974
  Benefits and losses                                 180,773      95,815
  Amortization of deferred policy
   acquisition costs                                   20,933      16,558
  Lease expense                                        90,225      86,536
  Depreciation, net                                    40,831      44,485
                                                   ----------------------
Total costs and expenses                              924,651     796,207

Earnings from operations                              144,441     166,136

  Interest expense                                     40,856      44,052
                                                   ----------------------

Pretax earnings                                       103,585     122,084

Income tax expense                                    (36,896)    (43,239)
                                                   ----------------------

       Net earnings                              $     66,689      78,845
                                                   ======================


Basic and diluted earnings per common share:     $       2.84        3.35
                                                   ======================


Basic and diluted average common shares
  outstanding:                                     21,192,166  21,606,388
                                                   ======================





















The accompanying notes are an integral part of these consolidated financial statements.

               AMERCO AND CONSOLIDATED SUBSIDIARIES

     Condensed Consolidated Statements of Comprehensive Income

                  Six months ended September 30,
                            (Unaudited)

                                                        2001         2000
                                                       -------------------
                                                          (in thousands)
Comprehensive income:
  Net earnings                                       $ 66,689       78,845
    Changes in other comprehensive income:
     Foreign currency translation                      (3,120)      (3,585)
     Fair market value of cash flow hedge                (290)        (182)
     Unrealized gain (loss) on investments              4,415       (4,041)
                                                       -------------------

     Total comprehensive income                      $ 67,694       71,037
                                                       ===================




















































The accompanying notes are an integral part of these consolidated financial statements.

               AMERCO AND CONSOLIDATED SUBSIDIARIES

           Condensed Consolidated Statements of Earnings

                   Quarters ended September 30,
                            (Unaudited)

                                                        2001         2000
                                                  ---------------------------
                                                    (in thousands, except
                                                  share and per share data)

Revenues
  Rental revenue                                 $    366,438      357,535
  Net sales                                            55,849       53,815
  Premiums                                            102,550       66,508
  Net investment and interest income                   24,373       25,048
                                                   -----------------------
       Total revenues                                 549,210      502,906

Costs and expenses
  Operating expense                                   277,756      255,189
  Cost of sales                                        31,398       32,777
  Benefits and losses                                  89,341       53,580
  Amortization of deferred policy
   acquisition costs                                   11,139        8,689
  Lease expense                                        43,883       46,102
  Depreciation, net                                    10,581       21,675
                                                   -----------------------
Total costs and expenses                              464,098      418,012

Earnings from operations                               85,112       84,894

  Interest expense                                     19,736       21,242
                                                   -----------------------

Pretax earnings                                        65,376       63,652

Income tax expense                                    (23,690)     (22,419)
                                                   -----------------------

       Net earnings                              $     41,686       41,233
                                                   =======================


Basic and diluted earnings per common share:     $       1.82         1.77
                                                   =======================


Basic and diluted average common shares
  outstanding:                                     21,106,343   21,489,970
                                                   =======================























The accompanying notes are an integral part of these consolidated financial statements.

                          AMERCO AND CONSOLIDATED SUBSIDIARIES

                Condensed Consolidated Statements of Comprehensive Income

                               Quarters ended September 30,
                                        (Unaudited)

                                                        2001         2000
                                                       -------------------
                                                          (in thousands)
Comprehensive income:
  Net earnings                                       $ 41,686       41,233
    Change in other comprehensive income:
     Foreign currency translation                      (4,617)      (3,120)
     Fair market value of cash flow hedge                (647)        (206)
     Unrealized gain (loss) on investments             (4,374)      (1,783)
                                                       -------------------
     Total comprehensive income                      $ 32,048       36,124
                                                       ===================
























































The accompanying notes are an integral part of these consolidated financial statements

               AMERCO AND CONSOLIDATED SUBSIDIARIES

          Condensed Consolidated Statements of Cash Flows

                  Six months ended September 30,
                            (Unaudited)

                                                         2001        2000
                                                       -------------------
                                                          (in thousands)

Net cash provided by operating activities               44,650     118,092
                                                       -------------------

Cash flows from investing activities:
  Purchases of investments:
    Property, plant and equipment                      (91,265)   (260,914)
    Fixed maturities                                   (92,465)    (52,636)
    Mortgage loans                                        (561)    (13,591)
  Proceeds from sale of investments:
    Property, plant and equipment                       53,889     231,147
    Fixed maturities                                    75,973      58,550
  Changes in other investments                          45,604     (56,462)
                                                       -------------------

Net cash used by investing activities                   (8,825)    (93,906)
                                                       -------------------

Cash flows from financing activities:
  Net change in short-term borrowings                  (77,494)    (41,566)
  Principal borrowings (payments) on notes              16,220         (34)
  Investment contract deposits                          74,159      40,128
  Investment contract withdrawals                      (65,079)    (37,750)
  Changes in other financing activities                 (3,166)     (6,991)
                                                       -------------------

Net cash used by financing activities                  (55,360)    (46,213)
                                                       -------------------

Increase (decrease) in cash and cash equivalents       (19,535)    (22,027)

Cash and cash equivalents at beginning of period        52,778      48,435
                                                       -------------------

Cash and cash equivalents at end of period           $  33,243      26,408
                                                       ===================







Summary of Non-cash investing and financing
  activity:
  A note and other receivables were reduced
  in exchange for the purchase of storage
  properties from a related party.                   $  35,196         -


  An investment was received in
  exchange for the sale of storage
  properties to a related party.                     $     530      98,351















The accompanying notes are an integral part of these consolidated financial statements.

               AMERCO AND CONSOLIDATED SUBSIDIARIES

       Notes to Condensed Consolidated Financial Statements

     September 30, 2001, March 31, 2001 and September 30, 2000
                            (Unaudited)


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

     The condensed consolidated balance sheet as of September 30, 2001 and the related condensed consolidated statements of earnings for the three and six months ended September 30, 2001 and 2000 and the condensed consolidated statements of comprehensive income and the condensed consolidated cash flows for the six months ended September 30, 2001 and 2000 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such condensed financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

     The operating results and financial position of AMERCO's consolidated insurance operations are determined on a one quarter lag. There were no effects related to intervening events which would materially affect the consolidated financial position or results of operations for the financial statements presented herein, except for as described in Note 9.

     Certain reclassifications have been made to the financial statements for the three and six months ended September 30, 2000 to conform with the current year's presentation.

               AMERCO AND CONSOLIDATED SUBSIDIARIES

  Notes to Condensed Consolidated Financial Statements, Continued
                            (Unaudited)


2.  INVESTMENTS

     A comparison of amortized cost to market for fixed maturities is as follows:

     June 30, 2001
     -------------        Par Value               Gross       Gross    Estimated
     Consolidated         or number  Amortized  unrealized  unrealized   market
     Held-to-Maturity     of shares     cost      gains       losses      value
                          ------------------------------------------------------
                                               (in thousands)

     U.S. treasury
       securities
       and government
       obligations        $   4,100  $   3,610        164         -       3,774
     U.S. government
       agency mortgage-
       backed securities  $  11,299     11,245        265         (13)   11,497
     Corporate
       securities         $  43,607     43,704      1,591         (42)   45,253
     Mortgage-backed
       securities         $  35,264     34,827        699         (69)   35,457
     Redeemable preferred
       stocks                 4,541    114,674        247      (3,307)  111,614
                                       ----------------------------------------

                                       208,060      2,966      (3,431)  207,595
                                       ----------------------------------------

     June 30, 2001
     -------------        Par Value               Gross       Gross    Estimated
     Consolidated         or number  Amortized  unrealized  unrealized   market
     Available-for-Sale   of shares     cost      gains       losses      value
                          ------------------------------------------------------
                                               (in thousands)

     U.S. treasury
       securities
       and government
       obligations        $  42,760  $  43,280      1,812        (319)   44,773
     U.S. government
       agency mortgage-
       backed securities  $  31,620     31,364        725         (39)   32,050
     Obligations of
       states and
       political
       subdivisions       $  15,925     16,065        660        (112)   16,613
     Corporate
       securities         $ 608,680    604,300     14,257     (16,239)  602,318
     Mortgage-backed
       securities         $  31,270     31,203      1,013        (153)   32,063
     Redeemable preferred
       stocks                 1,260     31,834        281        (447)   31,668
     Redeemable common
       stocks                   633      7,900        -        (1,040)    6,860
                                       ----------------------------------------

                                       765,946     18,748     (18,349)  766,345
                                       ----------------------------------------

            Total                    $ 974,006     21,714     (21,780)  973,940
                                       ========================================

               AMERCO AND CONSOLIDATED SUBSIDIARIES

                            (Unaudited)


3.  SUMMARIZED CONSOLIDATED FINANCIAL INFORMATION OF INSURANCE SUBSIDIARIES

     A summarized condensed consolidated balance sheet for RepWest is presented below:

                                                           June 30,
                                                     -------------------
                                                       2001        2000
                                                     -------------------
                                                        (in thousands)

    Investments, fixed maturities                  $ 396,466     398,127
    Receivables                                      212,299     176,416
    Due from affiliate                                46,310      23,665
    Other assets                                      79,996      66,929
                                                     -------------------

         Total assets                              $ 735,071     665,137
                                                     ===================

    Policy liabilities and accruals                $ 381,350     325,043
    Unearned premiums                                113,463      77,364
    Other policyholders' funds and liabilities        59,117      52,867
                                                     -------------------
      Total liabilities                              553,930     455,274

    Stockholder's equity                             181,141     209,863
                                                     -------------------

         Total liabilities and
           stockholder's equity                    $ 735,071     665,137
                                                     ===================


     A summarized condensed consolidated income statement for RepWest is presented below:

                                         Quarter ended        Six months ended
                                           June 30,               June 30,
                                      -----------------------------------------
                                        2001      2000          2001      2000
                                      -----------------------------------------
                                                   (in thousands)

    Premiums                         $ 66,087    41,925       128,265    72,332
    Net investment income               7,449     7,744        15,865    15,752
                                      -----------------       -----------------
      Total revenue                    73,536    49,669       144,130    88,084

    Benefits and losses                62,371    35,519       122,638    60,101
    Amortization of deferred
      policy acquisition costs          6,590     3,186        11,630     6,360
    Operating expenses                 17,904    11,410        28,774    19,728
                                      -----------------       -----------------
      Total expenses                   86,865    50,115       163,042    86,189

    Income (loss) from operations     (13,329)     (446)      (18,912)    1,895
    Income tax benefit (expense)        4,708       273         6,687      (590)
                                      -----------------       -----------------

        Net income (loss)           $  (8,621)     (173)      (12,225)    1,305
                                      =================       =================

               AMERCO AND CONSOLIDATED SUBSIDIARIES

                            (Unaudited)


3. SUMMARIZED CONSOLIDATED FINANCIAL INFORMATION OF INSURANCE SUBSIDIARIES, continued

     A summarized condensed consolidated balance sheet for Oxford is presented below:

                                                            June 30,
                                                     -------------------
                                                       2001        2000
                                                     -------------------
                                                        (in thousands)

    Investments, fixed maturities                  $ 577,939     481,879
    Investments, other                               173,863     148,115
    Receivables                                       30,541      18,120
    Deferred policy acquisition costs                 83,280      74,787
    Other assets                                       9,647       4,554
                                                     -------------------

        Total assets                               $ 875,270     727,455
                                                     ===================

    Policy liabilities and accruals                $ 187,758     149,151
    Premium deposits                                 532,993     463,360
    Deferred federal income taxes                     12,211       9,620
    Other policyholders' funds and liabilities        36,739      17,707
                                                     -------------------
      Total liabilities                              769,701     639,838

    Stockholder's equity                             105,569      87,617
                                                     -------------------

        Total liabilities and
          stockholder's equity                     $ 875,270     727,455
                                                     ===================


     A summarized condensed consolidated income statement for Oxford is presented below:

                                        Quarter ended         Six months ended
                                          June 30,                June 30,
                                      ----------------------------------------
                                       2001      2000          2001      2000
                                      ----------------------------------------
                                                   (in thousands)

    Premiums                        $ 37,905    26,020        77,538    51,524
    Net investment income              6,976     6,659        13,184    12,363
                                      ----------------        ----------------
      Total revenue                   44,881    32,679        90,722    63,887

    Benefits and losses               26,970    18,061        58,135    35,714
    Amortization of deferred
      policy acquisition costs         4,538     5,503         9,292    10,198
    Operating expenses                12,197     7,626        19,436    13,231
                                      ----------------        ----------------
      Total expenses                  43,705    31,190        86,863    59,143

        Income from operations         1,176     1,489         3,859     4,744
    Income tax expense                  (272)      (56)       (1,232)   (1,125)
                                      ----------------        ----------------

        Net income                  $    904     1,433         2,627     3,619
                                      ================        ================

               AMERCO AND CONSOLIDATED SUBSIDIARIES

                            (Unaudited)


4.  CONTINGENT LIABILITIES AND COMMITMENTS

     During the six months ended September 30, 2001, a subsidiary of U-Haul entered into three transactions and has subsequently entered into one transaction, whereby the subsidiary sold rental trucks, which were subsequently leased back. AMERCO has guaranteed $10,528,000 of residual values at September 30, 2001 for these assets at the end of the respective lease terms. Following are the lease commitments for the leases executed during the six months ended September 30, 2001, and subsequently which have a term of more than one year (in thousands):

                                              Net activity
             Year ended           Lease       subsequent to
              March 31,        Commitments      period end      Total
             --------------------------------------------------------

             2002              $     777            131           908
             2003                  1,553            524         2,077
             2004                  1,553            524         2,077
             2005                  1,228            524         1,752
             2006                  1,119            524         1,643
             Thereafter            3,416          1,965         5,381
                                 ------------------------------------
                               $   9,646          4,192        13,838
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


5.  SUPPLEMENTAL CASH FLOWS INFORMATION

     The (increase) decrease in receivables, inventories, investment, other and accounts payable and accrued liabilities net of other operating and investing activities follows:

                                                            Six months ended
                                                              September 30,
                                                          2001          2000
                                                       ----------------------
                                                           (in thousands)

        Receivables                                 $  (14,209)       (20,937)
                                                       ======================

        Inventories                                 $    3,686            943
                                                       ======================

        Accounts payable and accrued expenses       $  (26,499)        (7,709)
                                                       ======================

               AMERCO AND CONSOLIDATED SUBSIDIARIES

                            (Unaudited)


6.  EARNINGS PER SHARE

     The following table reflects the calculation of the earnings per share:

                                                              Weighted Average
                                                                Common Shares
                                                 Income          Outstanding       Per Share
                                              (Numerator)       (Denominator)        Amount
                                             -------------    ----------------     ---------
                                                            (in thousands, except
                                                          share and per share data)
Quarter ended September 30, 2001:
 Earnings from operations                    $   41,686
 Less:  preferred stock dividends                 3,241
                                                 ------
 Basic and diluted earnings
   per common share                              38,445          21,106,343        $   1.82
                                                 ======          ==========            ====

Quarter ended September 30, 2000:
 Earnings from operations                    $   41,233
 Less:  preferred stock dividends                 3,241
                                                 ------
 Basic and diluted earnings
   per common share                              37,992          21,489,970        $   1.77
                                                 ======          ===========           ====


Six months ended September 30, 2001:
 Earnings from operations                    $   66,689
 Less:  preferred stock dividends                 6,481
                                                 ------
 Basic and diluted earnings
   per common share                              60,208          21,192,166        $   2.84
                                                 ======          ==========            ====

Six months ended September 30, 2000:
 Earnings from operations                    $   78,845
 Less:  preferred stock dividends                 6,481
                                                 ------
 Basic and diluted earnings
   per common share                              72,364          21,606,388        $   3.35
                                                 ======          ==========            ====

               AMERCO AND CONSOLIDATED SUBSIDIARIES

                            (Unaudited)



7.  RELATED PARTIES

     During the six months ended September 30, 2001, subsidiaries of AMERCO held various senior and junior notes with SAC Holding Corporation and its subsidiaries (SAC Holdings). The voting common stock of SAC Holdings is held by Mark V. Shoen, a major stockholder of AMERCO. AMERCO's subsidiaries received interest payments of $16,253,308 and principal payments of $32,249,767 from SAC Holdings during the six months ended September 30, 2001. The terms of the notes with SAC Holdings are consistent with the terms of notes held by U-Haul for other properties owned by unrelated parties and managed by U-Haul. These amounts are reflected in Investments, other of the condensed consolidated balance sheet.

     During the six months ended September 30, 2001, a subsidiary of AMERCO funded through a note the purchase of properties and construction costs for SAC Holdings of approximately $20,699,000. This amount is reflected in Investments, other of the condensed consolidated balance sheet.

     U-Haul currently manages the properties owned by SAC Holdings pursuant to a management agreement, under which U-Haul receives a management fee equal to 6% of the gross receipts from the properties. Management fees of $3,756,000 and $2,690,000 were received during the six months ended September 30, 2001 and 2000, respectively. The management fee percentage is consistent with the fees received by U-Haul for other properties owned by unrelated parties and managed by U-Haul.

     In August 2001, Real Estate completed the sale of one storage property to SAC Holdings, for $341,000. Real Estate received notes from the sale. The gain is reflected in the equity section of the condensed consolidated balance sheet.

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

     In September 2001, the Company purchased nine storage properties from Five SAC Self-Storage Corporation, a subsidiary of SAC Holdings at a purchase price of $35.2 million, which approximates fair value. These properties were not previously owned by the consolidated company.

     Management believes that the foregoing transactions were consummated on terms equivalent to those that prevail in arm's-length transactions.

     During September 2001 the Company consummated a legal transfer of cash in the amount of $7.5 million and real estate properties in the amount of $65.5 million from Moving and Storage Operations and Real Estate to Oxford and RepWest. The transferred assets were recorded by RepWest and Oxford at their original book value and no gain or loss was recorded. See Note 9 for additional discussion.

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

      SFAS No. 141 and 142 are not expected to affect the consolidated financial position or results of operations.

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

      SFAS No. 143, Accounting for Asset Retirement Obligations, requires recognition of the fair value of liabilities associated with the retirement of long-lived assets when a legal obligation to incur such costs arises as a result of the acquisition, construction, development and/or the normal operation of a long-lived asset. Upon recognition of the liability, a corresponding asset is recorded and depreciated over the remaining life of the long-lived asset. The Statement defines a legal obligation as one that a party is required to settle as a result of an existing or enacted law, statute, ordinance, or written or oral contract or by legal construction of a contract under the doctrine of promissory estoppel. SFAS 143 is effective for fiscal years beginning after December 15, 2002. Managament has not yet determined the total likely effects of adopting this Statement on the financial position or results of operations.

      In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets," which addresses issues relating to the implementation of FASB Statement No. 121 (FAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and develops a single accounting model, based on the framework established in FAS 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. The Company is in the process of determining the extent to which this statement will impact its results of operations or financial position.

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

     Information concerning operations by industry segment follows:

                       Moving and         Property/           Adjustments
                         Storage   Real   Casualty    Life        and
                       Operations Estate  Insurance Insurance Eliminations Consolidated
                       ----------------------------------------------------------------
                                                (in thousands)
   <S<
   Six months ended
   September 30, 2001
   ------------------
   Revenues:
    Outside           $  831,133   6,031  141,985    89,943         -       1,069,092
    Intersegment             -    33,653    2,145       779     (36,577)          -
                       --------- -------  -------   -------    --------     ---------
    Total
     revenues         $  831,133  39,684  144,130    90,722     (36,577)    1,069,092
   Depreciation/
    amortization      $   52,420   5,550   12,262     9,411         -          79,643
   Interest
    expense           $   40,856  19,724      -         -       (19,724)       40,856
   Pretax
    earnings          $   95,945  22,693  (18,912)    3,859         -         103,585
   Income tax         $  (34,408) (7,943)   6,687    (1,232)        -         (36,896)
   Identifiable
    assets            $1,489,276 685,777  735,071   865,087    (346,918)    3,428,293


   Six months ended
   September 30, 2000
   ------------------
   Revenues:
    Outside           $  806,415   6,318   86,418    63,192         -         962,343
    Intersegment             -    34,845    1,666       695     (37,206)          -
                       --------- -------  -------   -------    --------     ---------
    Total
     revenues         $  806,415  41,163   88,084    63,887     (37,206)      962,343
   Depreciation/
    amortization      $   48,687   5,384    6,755    10,625         -          71,451
   Interest
    expense           $   44,052  22,244      -         -       (22,244)       44,052
   Pretax
    earnings          $  107,345   8,100    1,895     4,744         -         122,084
   Income tax         $  (38,689) (2,835)    (590)   (1,125)        -         (43,239)
   Identifiable
    assets            $1,437,776 747,255  665,137   727,455    (342,530)    3,235,093

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

   Quarter ended
   September 30, 2001
   ------------------
   Revenues:
     Outside          $  428,620     3,616    72,500     44,474          -           549,210
     Intersegment            -      16,324     1,036        407      (17,767)            -
                       ---------   -------   -------    -------     --------       ---------

     Total revenue    $  428,620    19,940    73,536     44,881      (17,767)        549,210
   Depreciation/
     amortization     $   22,469     2,735     6,976      4,617          -            36,797
   Interest expense   $   19,736     9,517       -          -         (9,517)         19,736
   Pretax earnings    $   59,444    18,085   (13,329)     1,176          -            65,376
   Income tax         $  (21,796)   (6,330)    4,708       (272)         -           (23,690)
   Identifiable
     assets           $1,489,276   685,777   735,071    865,087     (346,918)      3,428,293


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

               AMERCO AND CONSOLIDATED SUBSIDIARIES

                            (Unaudited)


9. INDUSTRY SEGMENT AND GEOGRAPHIC AREA DATA, continued

   Geographic Area Data -  United                             United
     (All amounts are in   States     Canada   Consolidated   States   Canada  Consolidated
                           --------------------------------   -----------------------------
      U.S. $'s)                    Six months ended                   Quarter ended
                           --------------------------------   -----------------------------
                                                     (in thousands)
   September 30, 2001
   ------------------
   Total revenues        $ 1,045,510   23,582    1,069,092    536,770   12,440      549,210
   Depreciation/
     amortization        $    77,894    1,749       79,643     36,061      736       36,797
   Interest expense      $    40,817       39       40,856     19,749      (13)      19,736
   Pretax earnings       $    97,767    5,818      103,585     62,064    3,312       65,376
   Income tax            $   (36,896)     -        (36,896)   (23,690)     -        (23,690)
   Identifiable assets   $ 3,371,610   56,683    3,428,293  3,371,610   56,683    3,428,293

   September 30, 2000
   Total revenues        $   939,062   23,281      962,343   490,212    12,694      502,906
   Depreciation/
     amortization        $    69,281    2,170       71,451    34,765     1,102       35,867
   Interest expense      $    44,045        7       44,052    21,241         1       21,242
   Pretax earnings       $   116,869    5,215      122,084    60,738     2,914       63,652
   Income tax            $   (43,233)      (6)     (43,239)  (22,413)       (6)     (22,419)
   Identifiable assets   $ 3,177,402   57,691    3,235,093 3,177,402    57,691    3,235,093

   During September, 2001 the Company consummated a legal transfer of cash in the amount of $7.5 million and real estate properties in the amount of $65.5 million from Moving and Storage Operations and Real Estate to Oxford and RepWest. The transferred assets were recorded by the RepWest and Oxford at their original book value; however, given the operating results and financial position of the Company's insurance operations are reflected on a one quarter lag, the amounts have not been reflected within identifiable assets line of the Property/Casualty or Life Insurance segments above. Since the Moving and Storage and Real Estate operations are not reported on a one quarter lag, the assets have been removed from the Real Estate industry segment identifiable assets and are reflected as an adjustment and elimination within the above table for the inclusion within the consolidated company.


 10. SUBSEQUENT EVENTS

     On November 5, 2001, AMERCO declared a cash dividend of $3,241,000 ($0.53125 per preferred share) to preferred stockholders of record as of November 15, 2001.

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

GENERAL
     Information on industry segments is incorporated by reference from "Item 1. Financial Statements - Notes 1, 3 and 8 of Notes to Consolidated Financial Statements". The notes discuss the principles of consolidation, summarized consolidated financial information and industry segment and geographical area data, respectively. In consolidation, all intersegment premiums are eliminated and the benefits, losses and expenses are retained by the insurance companies.
     For a discussion of new accounting standards please refer to Note 8 of the Consolidated Financial Statements.

RESULTS OF OPERATIONS

SIX MONTHS ENDED SEPTEMBER 30, 2001 VERSUS SIX MONTHS ENDED SEPTEMBER 30, 2000

Moving and Storage Operations
     Revenues consist of rental revenues and net sales. Total rental revenue was $702.4 million and $679.1 million for the six months ended
September 30, 2001 and 2000, respectively. Net revenues from the rental of moving equipment increased by $16.1 million. The increase was primarily atributable to higher truck and trailer rental revenues and storage revenues.

     Net sales revenues were $118.2 million and $114.0 million for the six months ended September 30, 2001 and 2000, respectively. Revenue growth resulted from an increase in the sale of moving support items and an increase in the sale of propane.

     Cost of sales was $65.2 million and $66.0 million for the six months ended September 30, 2001 and 2000, respectively.

     Operating expenses before intercompany eliminations were $521.0 million and $491.8 million for the six months ended September 30, 2001 and 2000, respectively. Increased expenditure levels for personnel and rental equipment maintenance, due to an increase in truck rental transactions, were primarily responsible.

     Net depreciation expense was $46.9 million and $39.1 million for the six months ended September 30, 2001 and 2000, respectively. The increase reflects depreciation on the rental truck fleet.

     Operating profit before tax and intercompany elimination was $112.2 million and $121.6 million for the six months ended September 30, 2001 and 2000, respectively.

Real Estate Operations
     Rental revenue before intercompany eliminations was $34.9 million and $36.1 million for the six months ended September 30, 2001 and 2000, respectively. Intercompany revenue was $36.3 million and $34.8 million for the six months ended September 30, 2001 and 2000, respectively.

     Net investment and interest income was $4.8 million and $5.1 million for the six months ended September 30, 2001 and 2000, respectively.

     Net depreciation expense (income) was $(6.0) million and $5.3 million for the six months ended September 30, 2001 and 2000, respectively. The decrease is due to an increase in the gain from the sale of property plant and equipment.

     Operating profit before tax and intercompany elimination was $22.7 million and $8.1 million for the six months ended September 30, 2001 and 2000, respectively. The increase mainly reflects a gain of $11.4 million on sales of property plant and equipment.

Property and Casualty
     RepWest's premiums were $128.3 million and $72.3 million for the six months ended June 30, 2001 and 2000, respectively. General agency premiums were $62.8 million and $20.3 million for the six months ended June 30, 2001 and 2000, respectively. The change from 2000 to 2001 was the result of two agency programs, Non-Standard Auto and Transportation, which are responsible for $33.4 million of the increase. Assumed treaty reinsurance premium was $31.7 million and $22.9 million for the six months ended June 30, 2001 and 2000, respectively. Of this increase, $6.3 million is associated with two Non-Standard Auto treaties. Rental industry revenue was $17.8 million and $17.0 million for the six months ending June 30, 2001 and 2000, respectively.

     Net investment income was $15.9 million and $15.8 million for the six months ended June 30, 2001 and 2000, respectively. The increase is attributed to increased invested assets and increased realized gains, offset by decreasing market interest rates.

     Benefits and losses were $122.6 million and $60.1 million for the six months ended June 30, 2001 and 2000, respectively. This increase is due to agency programs in Non-Standard Auto and Transportation that grew significantly in the second half of 2000, as well as assumed treaty reinsurance and direct multiple peril business.

     The amortization of deferred acquisition costs (DAC) was $11.6 million a and $6.4 million for the six months ended June 30, 2001 and 2000, respectively. The increase is mainly due to the premium growth and resultant deferral of acquisition expenses in 2000 for the assumed treaty and general agency programs.

     Operating expenses were $28.8 million and $19.7 million for the six months ended June 30, 2001 and 2000, respectively. The increase is a result of commissions on new agency business premium and premium taxes resulting from increased premium writings.

     Operating profit (loss) before tax and intercompany elimination was $(18.9) million and $1.9 million for the six months ended June 30, 2001 and 2000, respectively. The decrease is mainly attributable to a significant increase in incurred losses associated with Non-Standard Auto and Assumed Treaty business and increased operating expense, offset by an increase in earned premiums.

Life Insurance
     Net premiums were $77.5 million and $51.5 million for the six months ended June 30, 2001 and 2000, respectively. Medicare Supplement premiums increased $26.2 million; driven by new business, rate increases, and the acquisition of Christian Fidelity Life Insurance Company (CFLIC). Other business segments had premium decreases totaling $0.2 million.

     Net investment income before intercompany eliminations was $13.2 million and $12.4 million for the six months ended June 30, 2001 and 2000, respectively. The increase was primarily due to realized gains, offset by decreasing market interest rates.

     Benefits were $58.1 million and $35.7 million for the six months ended June 30, 2001 and 2000, respectively. This increase is primarily due to a greater volume of Medicare supplement business in force after the acquisition of CFLIC, which accounts for $21.7 million. Other health benefits increased $0.7 million, as loss ratios were worse year over year.

     Amortization of DAC and the value of business acquired (VOBA) was $9.3 million and $10.2 million for the six months ended June 30, 2001 and 2000, respectively. The decrease is primarily due to annuity DAC amortization.

     Operating expenses were $19.4 million and $13.2 million for the six months ended June 30, 2001 and 2000, respectively. Commissions have increased $3.8 million primarily due to the increase in Medicare supplement premiums. Personnel and other operating expenses net of fees collected increased
$2.4 million, largely due to the acquisition of CFLIC.

     Operating profit before tax and intercompany eliminations was $3.9 million and $4.7 million for the six months ended June 30, 2001 and 2000, respectively. The decrease is due to a decline in profits from the annuity line of business of $1.4 million. New annuity business contains a first year bonus interest credited rate effecting initial spreads and there have been additional marketing and administration costs associated with increased annuity sales.
All other segments including Medicare Supplemented improved year over year by $0.6 million.

Interest Expense
     Interest expense was $40.9 million and $44.1 million for the six months ended September 30, 2001 and 2000, respectively. The decrease can be attributed to total outstanding debt interest rate reductions.

Consolidated Group
     As a result of the foregoing, pretax earnings totaled $103.6 million and $122.1 million for the six months ended September 30, 2001 and 2000, respectively. After providing for income taxes, net earnings were $66.7 million and $78.8 million for the six months ended September 30, 2001 and 2000, respectively.

QUARTER ENDED SEPTEMBER 30, 2001 VERSUS QUARTER ENDED SEPTEMBER 30, 2000

Moving and Storage Operations
     Revenues consist of rental revenues and net sales. Total rental revenue was $367.0 million and $356.7 million for the quarters ended September 30, 2001 and 2000, respectively. Net revenues from the rental of moving related equipment increased by $8.3 million. This increase is primarily attributable to higher truck and trailer rental revenues and storage revenues increased
$3.0 million due to increases in rates and in the number of storage rooms rented.

     Net sales revenues were $55.8 million and $53.8 million for the quarters ended September 30, 2001 and 2000, respectively. Revenue growth resulted from the sale of moving support items (i.e. boxes, etc.) which led to the majority of the increase during the quarter.

     Cost of sales was $31.4 million and $32.8 million for the quarters ended September 30, 2001 and 2000, respectively.

     Operating expenses before intercompany elimination were $267.5 million and $255.2 million for the quarters ended September 30, 2001 and 2000, respectively. The increase reflects higher personnel and rental equipment maintenance expenditures associated with an increase in truck rental transactions.

     Net depreciation expense was $19.8 million and $19.0 million for the quarters ended September 30, 2001 and 2000, respectively. The increase reflects an increase in depreciation recognized on the rental truck fleet.

     Operating profit before tax and intercompany elimination was $67.9 million and $65.7 million for the quarters ended September 30, 2001 and 2000, respectively. The increase reflects increases in revenues over increases in operating expenses.


Real Estate Operations
     Rental revenue before intercompany eliminations was $17.0 million and $17.9 million for the quarters ended September 30, 2001 and 2000, respectively. Intercompany revenue was $17.6 million and $17.1 million for the quarters ended September 30, 2001 and 2000, respectively.

     Net investment and interest income was $2.9 million and $3.0 million for the quarters ended September 30, 2001 and 2000, respectively.

     Net depreciation expense (income) was $(9.2) million and $2.7 million for the quarters ended September 30, 2001 and 2000, respectively. The decrease reflects the gain realized from the sale of property plant and equipment.

     Operating profit before tax and intercompany elimination was $18.1 million and $4.2 million for the quarters ended September 30, 2001 and 2000, respectively. The increase reflects increases in the sale of property plant and equipment.

Property and Casualty

     RepWest's premiums were $66.1 million and $41.9 million for the quarters ended June 30, 2001 and 2000, respectively. General agency premiums were $33.2 million and $12.7 million for the quarters ended June 30, 2001 and 2000, respectively. The change from 2000 to 2001 was the result of two agency programs, Non-Standard Auto and Transportation, which are responsible for $14.4 million of the increase. Assumed treaty reinsurance premium were $15.9 million and $13.2 million for the quarters ended June 30, 2001 and 2000, respectively.

     Net investment income was $7.4 million and $7.7 million for the quarters ended June 30, 2001 and 2000, respectively.

     Benefits and losses incurred were $62.4 million and $35.5 million for the quarters ended June 30, 2001 and 2000, respectively. The increase is a result of new general agency business writings in Non-Standard Auto and Transportation, as well as in assumed treaty reinsurance and direct multiple peril business.

     The amortization of DAC was $6.6 million and $3.2 million for the quarters ended June 30, 2001 and 2000, respectively. The increase is due to the increase in new business.

     Operating expenses were $17.9 million and $11.4 million for the quarters ended June 30, 2001 and 2000, respectively. The change is due to increased commission expense resulting from new agency business premium writings on Non-Standard Auto Transportation coverages, as well as Assumed treaty business. General and administrative expenses also increased due to taxes resulting from increased premium writings.

     Operating loss before tax and intercompany elimination was $13.3 million and $0.4 million for the quarters ended June 30, 2001 and 2000, respectively. The increase is mainly attributable to a significant increase in incurred losses associated with Non-Standard Auto and Assumed Treaty business and increased operating expense, offset by an increase in earned premiums.

Life Insurance
     Net premiums were $37.9 million and $26.0 million for the quarters ended June 30, 2001 and 2000, respectively. Medicare Supplement premiums increased by $11.7 million from new business, rate increases and the acquisition of CFLIC. Other business segments had premium increases totaling $0.2 million.

     Net investment income before intercompany eliminations was $7.0 million and $6.7 million for the quarters ended June 30, 2001 and 2000, respectively.

     Benefits were $27.0 million and $18.1 million for the quarters ended
June 30, 2001 and 2000, respectively. $8.7 million of the increase is due to a greater volume of Medicare supplement business in force, of which the acquisition of CFLIC accounts for the majority. All other segments had benefit increases of $0.2 million for the quarter.

     Amortization of DAC and VOBA was $4.5 million and $5.5 million for the quarters ended June 30, 2001 and 2000, respectively. The decrease is due primarily to annuity DAC amortization.

     Operating expenses were $12.2 million and $7.6 million for the quarters ended June 30, 2001 and 2000, respectively. Commissions have increased
$3.2 million primarily due to the increase in Medicare supplement premiums. Personnel and other operating expenses net of fees collected increased
$1.4 million primarily from the acquisition of CFLIC.

     Operating profit before tax and intercompany eliminations was $1.2 million and $1.5 million for the quarters ended June 30, 2001 and 2000, respectively. The decrease is due to a decline in profits from the annuity line of business of $0.9 million. New annuity business contains a first year bonus interest credited rate effecting initial spreads and there have been additional marketing and administration costs associated with increased annuity sales. All other segments including Medicare Supplement improved year over year by $0.6 million.

Interest Expense
     Interest expense was $19.7 million and $21.2 million for the quarters ended September 30, 2001 and 2000, respectively. The decrease can be attributed to interest rate reductions.

Consolidated Group
     As a result of the foregoing, pretax earnings were $65.4 million and $63.7 million for the quarters ended September 30, 2001 and 2000, respectively. After providing for income taxes, net earnings were $41.7 million and $41.2 million for the quarters ended September 30, 2001 and 2000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Moving and Storage Operations
     To meet the needs of its customers, U-Haul maintains a large inventory of rental items. In the six months ended September 30, 2001 and 2000, capital expenditures were $120.9 million and $260.9 million, respectively (See note 7 for additional discussion). These expenditures primarily reflect the expansion of the rental truck fleet. The capital required to fund these acquisitions was obtained through internally generated funds from operations and through lease financings.

     Cash provided by operating activities was $40.8 million and $61.0 million for the six months ended September 30, 2001 and 2000, respectively. The decrease resulted primarily from a decrease in accounts payable and accrued liabilities.

     At September 30, 2001, total outstanding notes and loans payable was $1,095.6 million as compared to $1,156.8 million at March 31, 2001.

Real Estate Operations
     Cash provided (used) by operating activities was $(27.4) million and $8.3 million for the six months ended September 30, 2001 and 2000, respectively. The decrease resulted from a decrease in accrued liabilities and lower net earnings.

Property and Casualty
     Cash used by operating activities was $21.4 million and $1.8 million for six months ended June 30, 2001 and 2000, respectively. This change resulted from increased accounts receibable and other assets and decreased net income from December 2000 to June 2001, offset by an increase in loss and loss adjusting expense and unearned premium reserves from December 2000 to June 2001.

     RepWest's cash and cash equivalents and short-term investment portfolio were $8.9 million and $10.4 million at June 30, 2001 and 2000, respectively.

     RepWest maintains a diversified securities investment portfolio, primarily in bonds, at varying maturity levels with 88.0% of the fixed-income securities consisting of investment grade securities. The maturity distribution is designed to provide sufficient liquidity to meet future cash needs. Current liquidity remains strong with current invested assets equal to 75.6% of total liabilities.

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

     Cash provided (used) by operating activities was $2.0 million and $(3.4) million for the six months ended June 30, 2001 and 2000, respectively. The increase in cash flows from operating activities relates to increase premium writings and the timing of a settlement offset by higher claim payments. Cash provided by financing activities were $9.1 million and $2.4 million for the six months ended June 30, 2001 and 2000, respectively. Cash flows from deferred annuity sales increase investment contract deposits, which are a component of financing activities. The increase in investment contract deposits over 2000 is due to growth in new deposits offset by withdrawals and terminations of existing deposits.

     In addition to cash flows from operating and financing activities, a substantial amount of liquid funds is available through Oxford's short-term portfolio. Short-term investments were $53.9 million and $51.6 million for the six months ending June 30, 2001 and 2000, respectively. Management believes that the overall sources of liquidity will continue to meet foreseeable cash needs.

Consolidated Group
     During each of the fiscal years ended March 31, 2002, 2003 and 2004, AMERCO estimates gross capital expenditures will average approximately
$232 million primarily reflecting rental fleet rotation. This level of capital expenditures, combined with a potential range of $77.5 - $175 million in annual long-term debt maturities during this same period, are expected to create annual average funding needs of approximately $310 - $407 million. The Company plans to meet these needs through the cash flows, existing lines of credit and asset sales.

Credit Agreements
     AMERCO's operations are funded by various credit and financing arrangements, including unsecured long-term borrowings, unsecured medium-term notes and revolving lines of credit with domestic and foreign banks. Principally to finance its fleet of trucks and trailers, AMERCO routinely enters into sale and leaseback transactions. As of September 30, 2001, AMERCO had $1,095.6 million in total notes and loans payable outstanding and total unutilized lines of credit of approximately $150.0 million.

     Certain of AMERCO's credit agreements contain restrictive financial and other covenants, including, among others, covenants with respect to incurring additional indebtedness, maintaining certain financial ratios and placing certain additional liens on its properties, assets and restricting the issuance of certain types of preferred stock. At September 30, 2001, AMERCO was in compliance with these covenants.

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

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       The 2001 Annual Meeting of Stockholders was held on August 31, 2001.

      At the 2001 Annual Meeting of Stockholders James P. Shoen and
John M. Dodds were elected to serve until the 2005 Annual Meeting of Stockholders. William E. Carty and Charles J. Bayer continue as directors with terms that expire at the 2002 Annual Meeting of Stockholders;
John P. Brogan and James J. Grogan continue as directors with terms that expire at the 2003 Annual Meeting of Stockholders; and Edward J. Shoen continues as a director with a term that expires at the 2004 Annual Meeting of Stockholders.

     The following table sets forth the votes cast for, against or withheld, as well as the number of abstentions and broker non-votes with respect to each matter voted on at the 2001 Annual Meeting of Stockholders.

Matters                                    Votes                                 Broker
Submitted                  Votes Cast      Cast        Votes                      Non-
To a Vote                     For         Against     Withheld   Abstentions     Votes

Election of Directors

    James P. Shoen         18,333,462     48,720     1,215,411      28,365           -

    John M. Dodds          18,183,710     31,285     1,377,451      33,812           -

             ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

     Exhibit No.              Description
     -----------              -----------

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

(b) Reports on Form 8-K.

            A report on Form 8-K was filed on October 5, 2001 in connection with the establishment of AMERCO's Medium-Term Note Program, which provides for the issuance to the public of up to $350 million of notes with maturities of nine months or more from the date of issuance. To date, no notes have been issued under the program.

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


                                  U-Haul International, Inc.
                                  ------------------------------------
                                           (Registrant)


Dated: November 13, 2001             By: /S/ DONALD W. MURNEY
                                    ------------------------------------
                                       Donald W. Murney, Treasurer
                                      (Principal Financial Officer)