Form 10-Q/A
period 2001-06-30
U HAUL INTERNATIONAL INC
filed 2002-05-08
CIK 4458

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

21,396,237 shares of AMERCO Common Stock, $0.25 par value were outstanding at May 03, 2002.

5,385 shares of U-Haul International, Inc. Common Stock, $0.01 par value, were outstanding at May 03, 2002. U-Haul International, Inc. meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

                                TABLE OF CONTENTS



PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         a)  Condensed Consolidated Balance Sheets as of June 30, 2001
             (unaudited) and March 31, 2001 (unaudited)...................    4

         b)  Condensed Consolidated Statements of Earnings for the Quarters
             ended June 30, 2001 and 2000 (unaudited).....................    6

         c)  Condensed Consolidated Statements of Comprehensive Income
             for the Quarters ended June 30, 2001 and 2000 (unaudited)....    7

         d)  Condensed Consolidated Statements of Cash Flows for the
             Quarters ended June 30, 2001 and 2000 (unaudited)............    8

         e)  Notes to Condensed Consolidated Financial Statements -
             June 30, 2001 (unaudited), March 31, 2001 (unaudited) and
             June 30, 2000 (unaudited)....................................    9

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations........................................   24

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.......   31

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings................................................   32

Item 6.  Exhibits and Reports on Form 8-K.................................   33

                                INTRODUCTORY NOTE


     This amendment to Form 10-Q is being filed to restate the interim financial statements previously filed for the quarter ended June 30, 2001 to reflect the consolidation of SAC Holding Corporation and its consolidated subsidiaries (SAC Holdings or SAC) with AMERCO and its consolidated subsidiaries (AMERCO or the Company) due to a revised interpretation of EITF 90-15 by the Company's independent public accountants. The Company concurs with this revised interpretation. AMERCO has no ownership interest in SAC, nor does it guarantee the debt of SAC. Further, the holders of such SAC notes have no recourse to the assets of AMERCO. The condensed consolidated financial statements presented herein include the accounts of AMERCO and SAC Holdings. All material intercompany accounts and transactions have been eliminated in consolidation.

                         PART I.  FINANCIAL INFORMATION

                          ITEM 1.  FINANCIAL STATEMENTS


      AMERCO AND CONSOLIDATED SUBSIDIARIES AND SAC HOLDING CORPORATION AND
                            CONSOLIDATED SUBSIDIARIES

                      Condensed Consolidated Balance Sheets




                                                     June 30,     March 31,
Assets                                                 2001         2001
                                                  --------------------------
                                                          (Unaudited)
                                                    (in thousands)

Cash and cash equivalents                        $     44,077       52,788
Inventories, net                                       79,992       85,330
Prepaid expenses                                       17,753       14,416
Investments, fixed maturities                         950,660      952,482
Investments, other                                    193,773      207,494
Other assets                                          465,717      449,380
Minority interest assets                               17,667       17,907
                                                   -----------------------

Property, plant and equipment, at cost:
  Buildings and improvements                        1,119,713    1,068,956
  Rental trucks                                     1,081,395    1,037,653
  Other property, plant, and equipment                816,153      834,463
                                                   -----------------------
                                                    3,017,261    2,941,072
  Less accumulated depreciation                     1,213,029    1,187,103
                                                   -----------------------

Total property, plant and equipment                 1,804,232    1,753,969
                                                   -----------------------




Total Assets                                     $  3,573,871    3,533,766
                                                   =======================





























The accompanying notes are an integral part of these consolidated financial statements.

      AMERCO AND CONSOLIDATED SUBSIDIARIES AND SAC HOLDING CORPORATION AND
                            CONSOLIDATED SUBSIDIARIES

                Condensed Consolidated Balance Sheets, Continued







Liabilities and                                      June 30,     March 31,
 Stockholders' Equity                                  2001         2001
                                                  --------------------------
                                                          (Unaudited)
                                                    (in thousands)

Liabilities:
 AMERCO's notes and loans payable                $  1,143,271    1,156,848
 SAC Holdings' notes and loans payable,
  non-recourse to AMERCO                              275,024      257,109
 Policy benefits and losses, claims and
  loss expenses payable                               677,915      668,830
 Liabilities from premium deposits                    523,772      522,207
 Other liabilities                                    386,807      393,442
                                                   -----------------------
    Total liabilities                               3,006,789    2,998,436

Contingent liabilities and commitments

Stockholders' equity:
 Serial preferred stock -
  Series A preferred stock                                -            -
  Series B preferred stock                                -            -
 Serial common stock -
  Series A common stock                                 1,441        1,441
 Common stock                                           9,122        9,122
 Additional paid-in capital                           236,002      236,002
 Accumulated other comprehensive income               (30,066)     (40,709)
 Retained earnings                                    776,937      755,174
 Cost of common shares in treasury, net              (411,435)    (410,527)
 Unearned ESOP shares                                 (14,919)     (15,173)
                                                   -----------------------
    Total stockholders' equity                        567,082      535,330


                                                   -----------------------

Total Liabilities and Stockholders' Equity       $  3,573,871    3,533,766
                                                   =======================























The accompanying notes are an integral part of these consolidated financial statements.

      AMERCO AND CONSOLIDATED SUBSIDIARIES AND SAC HOLDING CORPORATION AND
                            CONSOLIDATED SUBSIDIARIES

                  Condensed Consolidated Statements of Earnings

                             Quarters ended June 30,
                                   (Unaudited)

                                                        2001         2000
                                                  --------------------------
                                                     (in thousands, except
                                                   share and per share data)

Revenues
  Rental revenue                                 $    358,071      337,939
  Net sales                                            68,789       63,295
  Premiums                                            100,330       54,987
  Net investment and interest income                   15,363       16,129
                                                   -----------------------
      Total revenues                                  542,553      472,350

Costs and expenses
  Operating expenses                                  262,200      239,828
  Cost of sales                                        36,409       34,495
  Benefits and losses                                  91,432       42,235
  Amortization of deferred policy
   acquisition costs                                    9,794        7,869
  Lease expense                                        46,342       40,434
  Depreciation, net                                    31,470       23,418
                                                   -----------------------
      Total costs and expenses                        477,647      388,279

Earnings from operations                               64,906       84,071

  Interest expense                                     26,097       27,053
                                                   -----------------------

Pretax earnings                                        38,809       57,018

Income tax expense                                    (13,485)     (21,142)
                                                   -----------------------

Earnings before minority interest                      25,324       35,876
Minority interest                                        (321)       1,736
                                                   -----------------------

      Net earnings                               $     25,003       37,612
                                                   =======================

Basic and diluted earnings per common share:     $       1.02         1.58
                                                   =======================


Basic and diluted average common shares
  outstanding:                                     21,280,361   21,718,988
                                                   =======================























The accompanying notes are an integral part of these Consolidated financial statements.

      AMERCO AND CONSOLIDATED SUBSIDIARIES AND SAC HOLDING CORPORATION AND
                            CONSOLIDATED SUBSIDIARIES

            Condensed Consolidated Statements of Comprehensive Income

                             Quarters ended June 30,
                                   (Unaudited)

                                                        2001         2000
                                                   -----------------------
                                                         (in thousands)
Comprehensive income:
  Net earnings                                   $     25,003       37,612
    Changes in other comprehensive income:
     Foreign currency translation                       1,497         (465)
     Fair market value of cash flow hedge                 357           24
     Unrealized gain on investments                     8,789       (2,258)
                                                   -----------------------

     Total comprehensive income                  $     35,646       34,913
                                                   =======================




















































The accompanying notes are an integral part of these Consolidated financial statements.

      AMERCO AND CONSOLIDATED SUBSIDIARIES AND SAC HOLDING CORPORATION AND
                            CONSOLIDATED SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows

                             Quarters ended June 30,
                                   (Unaudited)


                                                        2001         2000
                                                  ------------------------
                                                        (in thousands)

Net cash provided
 by operating activities                         $     45,409       37,402

Cash flows from investing activities:
  Purchases of investments:
    Property, plant and equipment                     (95,305)    (201,487)
    Fixed maturities                                  (18,652)     (23,504)
    Real estate                                           -            -
    Mortgage loans                                       (561)      (4,055)
  Proceeds from sale of investments:
    Property, plant and equipment                      13,887       69,248
    Fixed maturities                                   31,696       24,341
    Mortgage loans                                      3,817        6,215
  Changes in other investments                          4,806      (36,217)
                                                   -----------------------

Net cash used by
 investing activities                                 (60,312)    (165,459)
                                                   -----------------------

Cash flows from financing activities:
  Net change in short-term borrowings                 (13,578)     (14,258)
  Principal payments on notes                          23,731      105,061
  Investment contract deposits                         37,477       20,495
  Investment contract withdrawals                     (35,713)     (17,368)
  Proceeds from minority interest                         -            -
  Changes in other financing activities                (5,725)      (5,252)
                                                   -----------------------

Net cash provided by
 financing activities                                   6,192       88,678

Decrease in cash and cash equivalents                  (8,711)     (39,379)

Cash and cash equivalents at
 beginning of period                                   52,788       48,445
                                                   -----------------------

Cash and cash equivalents at
 end of period                                   $     44,077        9,066
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

      AMERCO AND CONSOLIDATED SUBSIDIARIES AND SAC HOLDING CORPORATION AND
                            CONSOLIDATED SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements

                 June 30, 2001, March 31, 2001 and June 30, 2000
                                   (Unaudited)


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION
     AMERCO, a Nevada corporation (AMERCO), is the parent company for U-Haul International, Inc. (U-Haul), which conducts moving and storage operations; Amerco Real Estate Company (Real Estate), which conducts real estate operations; Republic Western Insurance Company (RepWest), which conducts property and casualty insurance operations; and Oxford Life Insurance Company (Oxford), which conducts life insurance operations.

     As of June 30, 2001, SAC Holding Corporation (SAC Holdings), a Nevada corporation, is owned by Mark V. Shoen. Mark V. Shoen is the beneficial owner of 15.6% of AMERCO's common stock and is an executive officer of U-Haul.

     This amendment is being filed and the accounts of AMERCO and SAC Holdings are presented as consolidated due to a revised interpretation of EITF 90-15 by AMERCO's independent public accountants. AMERCO agrees with this interpretation. The accompanying condensed consolidated financial statements as of and for the periods ending March 31, 2001 and June 30, 2001 have been restated to reflect such consolidation. The following table presents the impact of such consolidation on the dates presented:


                                      June 30, 2001                     March 31, 2001
                                -------------------------         -------------------------
                                As reported(1)As restated         As reported(1)As restated
                                      (Unaudited)                         (Unaudited)
                                     (in thousands)                      (in thousands)

     Assets                       3,403,994     3,573,871           3,384,064     3,533,766
     Liabilities                  2,756,876     3,006,789           2,768,698     2,998,436
     Stockholders' equity           647,118       567,082             615,366       535,330

     (1) As reported in the Company's June 30, 2001 Form 10-Q filed on August 10, 2001 and March 31, 2001 Form 10-K, filed on July 2, 2001, respectively, prior to the consolidation of SAC Holdings described above.

     The consolidation of AMERCO with SAC Holdings had no impact on the consolidated net earnings. The reduction in stockholders' equity is due to the elimination of gains previously recorded in connection with sales of properties from AMERCO to SAC Holdings. Such gains had been previously recognized as a component of stockholders' equity. See Note 11.

     During fiscal year 2002, based on in-depth market analysis, U-Haul increased the estimated salvage value of certain rental trucks. The effect of the changes increased net earnings by $678,021 ($0.03 per share) for the quarter ended June 30, 2001. The adjustment reflects management's best estimate, based on information available, of the estimated salvage value of the related rental trucks.

PRINCIPLES OF CONSOLIDATION
     The condensed consolidated financial statements presented here include the accounts of AMERCO and its wholly-owned subsidiaries and SAC Holdings and its consolidated subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation. AMERCO has not, and has never had any, ownership interest in SAC Holdings or any of SAC Holdings' subsidiaries, nor does it guarantee any of the debt of SAC Holdings. The condensed consolidated financial statements and notes are presented as permitted by Form 10-Q/A and do not contain certain information included in AMERCO's annual financial statements and notes. For a more detailed breakout of the accounts of AMERCO, refer to AMERCO's Form 10-K.

     The condensed consolidated balance sheet as of June 30, 2001 and the related condensed consolidated statements of earnings and the condensed consolidated statements of comprehensive income for the quarters ended June 30, 2001 and 2000 and the condensed consolidated cash flows for the quarters ended June 30, 2001 and 2000 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such condensed consolidated financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

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

     Certain reclassifications have been made to the financial statements for the quarter ended June 30, 2000 to conform with the current year's presentation.

      AMERCO AND CONSOLIDATED SUBSIDIARIES AND SAC HOLDING CORPORATION AND
                            CONSOLIDATED SUBSIDIARIES

         Notes to Condensed Consolidated Financial Statements, Continued
                                   (Unaudited)


2.  INVESTMENTS

     A comparison of amortized cost to market for fixed maturities is as follows:

     March 31, 2001
     --------------       Par Value               Gross       Gross    Estimated
     Consolidated         or number  Amortized  unrealized  unrealized   market
     Held-to-Maturity     of shares     cost      gains       losses      value
                          ------------------------------------------------------
                                               (in thousands)

     U.S. treasury
       securities
       and government
       obligations        $   4,150  $   3,643        194         -       3,837
     U.S. government
       agency mortgage-
       backed securities  $  13,202     13,140        270         (49)   13,361
     Corporate
       securities         $  51,763     50,259      1,640         (97)   51,802
     Mortgage-backed
       securities         $  38,349     37,823        876         (77)   38,622
     Redeemable preferred
       stocks             $ 114,772    114,674        219      (3,793)  111,100
                                       ----------------------------------------

                                       219,539      3,199      (4,016)  218,722
                                       ----------------------------------------

     March 31, 2001
     --------------       Par Value               Gross       Gross    Estimated
     Consolidated         or number  Amortized  unrealized  unrealized   market
     Available-for-Sale   of shares     cost      gains       losses      value
                          ------------------------------------------------------
                                               (in thousands)

     U.S. treasury
       securities
       and government
       obligations        $  41,710  $  43,386      2,091        (100)   45,377
     U.S. government
       agency mortgage-
       backed securities  $  32,157     32,588        836         (18)   33,406
     Obligations of
       states and
       political
       subdivisions       $  16,490     16,646        580        (127)   17,099
     Corporate
       securities         $ 565,653    558,332     17,459     (13,053)  562,738
     Mortgage-backed
       securities         $  32,910     32,674      1,410        (637)   33,447
     Redeemable preferred
       stocks             $   1,280     32,283        280        (567)   31,996
     Redeemable common
       stocks             $     633      6,554        878        (374)    7,058
                                       ----------------------------------------

                                       722,463     23,534     (14,876)  731,121
                                       ----------------------------------------

            Total                    $ 942,002     26,733     (18,892)  949,843
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
                                                     ===================


     A summarized condensed consolidated income statement for RepWest is presented below:

                                                        Quarters ended
                                                           March 31,
                                                     -------------------
                                                       2001        2000
                                                     -------------------
                                                        (in thousands)

    Premiums                                       $  62,178      30,407
    Net investment income                              8,416       8,008
                                                     -------------------
      Total revenue                                   70,594      38,415

    Benefits and losses                               60,267      24,582
    Amortization of deferred
      policy acquisition costs                         5,040       3,174
    Operating expenses                                10,870       8,318
                                                     -------------------
      Total expenses                                  76,177      36,074

    Income (loss) from operations                     (5,583)      2,341
    Income tax benefit (expense)                       1,979        (863)
                                                     -------------------

        Net income (loss)                          $  (3,604)      1,478
                                                     ===================

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
                                                     ===================

      AMERCO AND CONSOLIDATED SUBSIDIARIES AND SAC HOLDING CORPORATION AND
                            CONSOLIDATED SUBSIDIARIES

         Notes to Condensed Consolidated Financial Statements, Continued
                                   (Unaudited)


4.  CONTINGENT LIABILITIES AND COMMITMENTS

     During the quarter ended June 30, 2001, a subsidiary of U-Haul entered into two transactions whereby the subsidiary sold rental trucks and trailers to an unrelated third party, which were subsequently leased back. AMERCO has guaranteed $9,139,000 of residual values at June 30, 2001 for these assets at the end of the respective lease terms. Following are the lease commitments for the leases executed during the quarter ended June 30, 2001, and subsequently which have a term of more than one year (in thousands):

                                              Net activity
             Year ended           Lease       subsequent to
              March 31,        Commitments      period end      Total
             --------------------------------------------------------

             2002              $     777            -             777
             2003                    976            -             976
             2004                    976            -             976
             2005                    651            -             651
             2006                    642            -             642
             Thereafter            2,098            -           2,098
                                 ------------------------------------
                               $   6,120            -           6,120
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


5.  SUPPLEMENTAL CASH FLOWS INFORMATION

     The (increase) decrease in cash flow for receivables, inventories and accounts payable and accrued liabilities net of other operating and investing activities follows:

                                                            Quarters ended
                                                               June 30,
                                                         2001          2000
                                                       ---------------------
                                                           (in thousands)

        Receivables                                 $  (15,178)           (46)
                                                       ======================

        Inventories                                 $    5,338         (2,917)
                                                       ======================

        Accounts payable and accrued expenses       $  (16,520)        (3,561)
                                                       ======================


     Income taxes paid in cash amounted to $78,000 and $262,000 for the quarters ended June 30, 2001 and 2000, respectively.

     Interest paid in cash amounted to $26,273,000 and $33,124,000 for the quarters ended June 30, 2001 and 2000, respectively.

      AMERCO AND CONSOLIDATED SUBSIDIARIES AND SAC HOLDING CORPORATION AND
                            CONSOLIDATED SUBSIDIARIES

         Notes to Condensed Consolidated Financial Statements, Continued
                                   (Unaudited)


6.  EARNINGS PER SHARE OF AMERCO

     The following table reflects the calculation of the earnings per share:

                                                               Weighted Average
                                                                Common Shares
                                                 Income          Outstanding       Per Share
                                              (Numerator)       (Denominator)        Amount
                                            --------------     ---------------     ---------
                                                            (in thousands, except
                                                          share and per share data)
Quarter ended June 30, 2001:
  Net earnings                                $   25,003
  Less:  preferred stock dividends                 3,241
                                                  ------
  Basic and diluted earnings
    per common share                              21,762          21,280,361        $   1.02
                                                  ======          ==========            ====

Quarter ended June 30, 2000:
  Net earnings                                $   37,612
  Less:  preferred stock dividends                 3,241
                                                  ------
  Basic and diluted earnings
    per common share                              34,371          21,718,988        $   1.58
                                                  ======          ==========            ====




7.  RELATED PARTY TRANSACTIONS

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

      AMERCO AND CONSOLIDATED SUBSIDIARIES AND SAC HOLDING CORPORATION AND
                            CONSOLIDATED SUBSIDIARIES

         Notes to Condensed Consolidated Financial Statements, Continued
                                   (Unaudited)


9. INDUSTRY SEGMENT AND GEOGRAPHIC AREA DATA

     Information concerning operations by industry segment follows:

                     Moving and           Property/             Adjustments      AMERCO
                       Storage     Real   Casualty     Life         and           and
                     Operations   Estate  Insurance  Insurance  Eliminations  SAC Holdings
                     ---------------------------------------------------------------------
                                            (in thousands)

   Quarter ended
   June 30, 2001
   -------------
   Revenues:
     Outside        $  425,184     2,415    69,485     45,469          -           542,553
     Intersegment          -      17,329     1,109        372      (18,810)            -
                     ---------   -------   -------    -------     --------       ---------
     Total revenues $  425,184    19,744    70,594     45,841      (18,810)        542,553
   Depreciation/
     amortization   $   31,171     2,815     5,286      4,794          -            44,066
   Interest expense $   26,097    10,207       -          -        (10,207)         26,097
   Pretax earnings
    (loss)          $   37,101     4,608    (5,583)     2,683          -            38,809
   Income tax
    benefit
    (expense)       $  (12,891)   (1,613)    1,979       (960)         -           (13,485)
   Identifiable
     assets         $1,634,954   713,085   741,791    847,039     (362,998)      3,573,871


   Quarter ended
   June 30, 2000
   -------------
   Revenues:
     Outside        $  401,010     2,516    37,828     30,996          -           472,350
     Intersegment          -      17,743       587        337      (18,667)            -
                     ---------   -------   -------    -------     --------       ---------
     Total revenues $  401,010    20,259    38,415     31,333      (18,667)        472,350
   Depreciation/
     amortization   $   24,914     2,752     3,457      5,069          -            36,192
   Interest expense $   27,053    11,333       -          -        (11,333)         27,053
   Pretax earnings  $   47,512     3,910     2,341      3,255          -            57,018
   Income tax
    expense         $  (17,834)   (1,376)     (863)    (1,069)         -           (21,142)
   Identifiable
     assets         $1,447,832   744,519   659,266    721,198     (331,713)      3,241,102

      AMERCO AND CONSOLIDATED SUBSIDIARIES AND SAC HOLDING CORPORATION AND
                            CONSOLIDATED SUBSIDIARIES

         Notes to Condensed Consolidated Financial Statements, Continued
                                   (Unaudited)


9. INDUSTRY SEGMENT AND GEOGRAPHIC AREA DATA, continued

   Geographic Area Data                                          AMERCO
     (All amounts are in U.S. $'s)        United                  and
                                          States    Canada    SAC Holdings
                                         ---------------------------------
                                                 (in thousands)
   Quarter ended
   June 30, 2001
   -------------
   Total revenues                     $  531,411    11,142       542,553
   Depreciation/amortization          $   43,053     1,013        44,066
   Interest expense                   $   26,045        52        26,097
   Pretax earnings                    $   36,303     2,506        38,809
   Income tax expense                 $  (13,485)      -         (13,485)
   Identifiable assets                $3,517,948    55,923     3,573,871

   Quarter ended
   June 30, 2000
   -------------
   Total revenues                     $  461,763    10,587       472,350
   Depreciation/amortization          $   35,124     1,068        36,192
   Interest expense                   $   27,047         6        27,053
   Pretax earnings                    $   54,717     2,301        57,018
   Income tax expense                 $  (21,142)      -         (21,142)
   Identifiable assets                $3,191,921    49,181     3,241,102





10. SUBSEQUENT EVENTS OF AMERCO

     In January 2002, Real Estate completed the sale of thirty-seven storage properties to Twenty SAC Self-Storage Corporation, Twenty-One SAC Self-Storage Corporation, Twenty-Two SAC Self-Storage Corporation and Twenty-Three SAC Self-Storage Corporation, subsidiaries of SAC Holdings, for $93,679,000. The Company received cash and notes from the sale. The gain on sale will be eliminated in consolidation.

     In March 2002, Real Estate completed the sale of sixty-two storage properties to Twenty-Four SAC Self-Storage Corporation, Twenty-Five SAC Self-Storage Corporation, Twenty-Six SAC Self-Storage Corporation and Twenty-Seven SAC Self-Storage Corporation, subsidiaries of SAC Holdings, for $146,852,000. The Company received cash and notes from the sale. The gain on sale will be eliminated in consolidation.

     On August 7, 2001, AMERCO declared a cash dividend of $3,241,000 ($0.53125 per preferred share) to preferred stockholders of record as of August 17, 2001.

     On November 5, 2001, AMERCO declared a cash dividend of $3,241,000 ($0.53215) per preferred share) to preferred stockholders of record as of November 15, 2001.

     On February 6, 2002, AMERCO declared a cash dividend of $3,241,000 ($0.53125 per preferred share) to preferred stockholders of record as of February 18, 2002.

NOTE 11 - CONDENSED CONSOLIDATING BALANCE SHEETS (UNAUDITED)
--------------------------------------------------------------------------------------------------------------------------------

                                                             SAC HOLDING
                                       AMERCO AND           CORPORATION AND
                                      CONSOLIDATED           CONSOLIDATED
                                      SUBSIDIARIES           SUBSIDIARIES          ADJUSTMENTS AND
                                        (AMERCO)            (SAC HOLDINGS)          ELIMINATIONS
                                 ----------------------  --------------------  ------------------------
                                  JUNE 30,   MARCH 31,   JUNE 30,   MARCH 31,   JUNE 30,    MARCH 31,     JUNE 30,    MARCH 31,
                                    2001        2001       2001        2001       2001        2001          2001        2001
                                 ----------  ----------  ---------  ---------  -----------  -----------   ----------  ----------
                                     (IN THOUSANDS)          (IN THOUSANDS)          (IN THOUSANDS)           (IN THOUSANDS)

                     Assets
Cash and cash equivalents        $   44,067  $   52,778  $      10  $      10  $     -      $     -       $   44,077  $   52,788
Inventories, net                     78,667      84,005      1,325      1,325        -            -           79,992      85,330
Prepaid Expenses                     17,753      14,416        -          -          -            -           17,753      14,416
Investments, fixed maturities       950,660     952,482        -          -          -            -          950,660     952,482
Investments, other                  457,199     464,958      3,910      3,910   (267,336)a)  (261,374)a)     193,773     207,494
                                                                                         b)           b)
                                                                                         c)           c)
Other assets                        465,088     452,781     12,593      8,991    (11,964)b)   (12,392)b)     465,717     449,380
Minority interest assets                -           -          -          -       17,667 c)    17,907 c)      17,667      17,907
                                                                                         g)           g)
                                 ----------  ----------  ---------  ---------  ---------    ---------     ----------  ----------

Property, plant and equipment,
  at cost:
  Buildings and improvements        842,867     832,372    395,793    355,531   (118,947)d)  (118,947)d)   1,119,713   1,068,956
  Rental trucks                   1,081,395   1,037,653        -          -          -            -        1,081,395   1,037,653
  Other property, plant and         659,613     660,802    156,540    173,661        -            -          816,153     834,463
  equipment                      ----------  ----------  ---------  ---------  ---------    ---------     ----------  ----------
                                  2,583,875   2,530,827    552,333    529,192   (118,947)    (118,947)     3,017,261   2,941,072
                                 ----------  ----------  ---------  ---------  ---------    ---------     ----------  ----------
      Less accumulated
       depreciation               1,193,315   1,168,183     25,043     23,320     (5,329)d)    (4,400)d)   1,213,029   1,187,103
                                 ----------  ----------  ---------  ---------  ---------    ---------     ----------  ----------
      Total property, plant and
       equipment                  1,390,560   1,362,644    527,290    505,872   (113,618)    (114,547)     1,804,232   1,753,969
                                 ----------  ----------  ---------  ---------  ---------    ---------     ----------  ----------
      Total assets               $3,403,994  $3,384,064  $ 545,128  $ 520,108  $(375,251)   $(370,406)    $3,573,871  $3,533,766
                                 ==========  ==========  =========  =========  =========    =========     ==========  ==========

                                                     See accompanying notes.

NOTE 11 - CONDENSED CONSOLIDATING BALANCE SHEETS (UNAUDITED), CONTINUED
--------------------------------------------------------------------------------------------------------------------------------

                                                             SAC HOLDING
                                      AMERCO  AND           CORPORATION AND
                                      CONSOLIDATED           CONSOLIDATED
                                      SUBSIDIARIES           SUBSIDIARIES          ADJUSTMENTS AND
                                        (AMERCO)            (SAC HOLDINGS)           ELIMINATIONS
                               ------------------------ --------------------  --------------------------
                                JUNE 30,     MARCH 31,   JUNE 30,   MARCH 31,    JUNE 30,    MARCH 31,    JUNE 30,     MARCH 31,
                                  2001         2001         2001      2001          2001        2001         2001         2001
                               -----------  ----------- ----------  --------  -------------  -----------  -----------  -----------
                                    (IN THOUSANDS)           (IN THOUSANDS)           (IN THOUSANDS)           (IN THOUSANDS)


    Liabilities and Stockholders' Equity
AMERCO's notes and loans
 payable                      $1,143,271  $1,156,848  $     -    $     -    $     -       $     -       $1,143,271  $1,156,848
SAC Holdings' notes and loans
 payable,
  non-recourse to AMERCO             -           -      527,887    504,157   (252,863)b)   (247,048)b)     275,024     257,109
Policy benefits and losses,
claims and
  loss expenses payable          677,915     668,830        -          -          -             -          677,915     668,830
Liabilities from premium         523,772     522,207        -          -          -             -          523,772     522,207
deposits
Other liabilities                411,918     420,813     29,674     27,842    (54,785)b)    (55,213)b)     386,807     393,442
                                                                                      d)            d)
                              ----------  ----------  ---------  ---------  ---------     ---------     ----------  ----------
      Total liabilities        2,756,876   2,768,698    557,561    531,999   (307,648)     (302,261)     3,006,789   2,998,436
Minority interest                    -           -       10,563     10,416    (10,563)c)    (10,416)c)         -           -

Stockholders' equity:
  Serial preferred stock -
    Series A preferred stock         -           -          -          -          -             -              -           -
    Series B preferred stock         -           -          -          -          -             -              -           -
  Serial common stock -
    Series A common stock          1,441       1,441        -          -          -             -            1,441       1,441
  Common stock                     9,122       9,122        -          -          -             -            9,122       9,122
  Additional paid-in capital     312,128     312,128      3,312      3,312    (79,438)d)    (79,438)d)     236,002     236,002
                                                                                      g)            g)
  Accumulated other              (30,066)    (40,709)    (1,913)    (1,398)     1,913 g)      1,398 g)     (30,066)    (40,709)
   comprehensive income
  Retained earnings              776,937     755,174    (24,395)   (24,221)    24,395 g)     24,221 g)     776,937     755,174
  Cost of common shares in      (407,525)   (406,617)       -          -       (3,910)a)     (3,910)a)    (411,435)   (410,527)
   treasury, net
  Unearned ESOP shares           (14,919)    (15,173)       -          -          -             -          (14,919)    (15,173)
                              ----------   ---------  ---------  ---------  ---------     ---------     ----------  -----------
  Total stockholders' equity     647,118     615,366    (22,996)   (22,307)   (57,040)      (57,729)       567,082     535,330

Contingent liabilities and
  commitments
                              ----------   ---------  ---------  --------   ---------     ---------     ----------  ----------

 Total liabilities and stock
        stockholders' equity  $3,403,994  $3,384,064  $ 545,128  $ 520,108  $(375,251)    $(370,406)    $3,573,871  $3,533,766
                              ==========  ==========  ========== =========  =========     =========     ==========  ==========

                                                         See accompanying notes.

NOTE 11 - CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS
QUARTERS ENDED JUNE 30 (UNAUDITED)
----------------------------------------------------------------------------------------------------------------------------------
                                                                   SAC HOLDING
                                              AMERCO  AND        CORPORATION AND
                                             CONSOLIDATED         CONSOLIDATED
                                             SUBSIDIARIES         SUBSIDIARIES       ADJUSTMENTS AND
                                               (AMERCO)          (SAC HOLDINGS)       ELIMINATIONS
                                         --------------------  ------------------  --------------------
                                           2001       2000       2001      2000      2001      2000           2001        2000
                                         --------------------  ------------------  --------------------  -------------------------
                                            (IN THOUSANDS)       (IN THOUSANDS)      (IN THOUSANDS)        (IN THOUSANDS, EXCEPT
                                                                                                         SHARE AND PER SHARE DATA)
Revenues:
  Rental revenue                         $334,543   $322,748   $25,437   $16,361   $(1,909)e) $(1,170)e) $     358,071    $337,939
  Net sales                                62,423     60,146     6,366     3,149       -          -             68,789      63,295
  Premiums                                100,330     54,987       -         -         -          -            100,330      54,987
  Net investment and interest income       22,586     21,681       -         -      (7,223)f)  (5,552)f)        15,363      16,129
                                         --------   --------   -------   -------   -------    ------     -------------    --------
      Total revenues                      519,882    459,562    31,803    19,510    (9,132)    (6,722)         542,553     472,350
                                         --------   --------   -------   -------   --------   -------    -------------    --------

Costs and expenses:
  Operating expenses                      248,967    231,775    15,142     9,223    (1,909)e)  (1,170)e)       262,200     239,828
  Cost of sales                            33,768     33,197     2,641     1,298       -          -             36,409      34,495
  Benefits and losses                      91,432     42,235       -         -         -          -             91,432      42,235
  Amortization of deferred policy
    acquisition costs                       9,794      7,869       -         -         -          -              9,794       7,869
  Lease expense                            46,342     40,434       -         -         -          -             46,342      40,434
  Depreciation, net                        30,250     22,810     1,982     1,116      (762)d)    (508)d)        31,470      23,418
                                         --------   --------   -------   -------   -------    -------    -------------    --------
      Total costs and expenses            460,553    378,320    19,765    11,637    (2,671)    (1,678)         477,647     388,279
                                         ---------  --------   -------   -------   -------    -------    -------------    --------
      Earnings from operations             59,329     81,242    12,038     7,873    (6,461)    (5,044)          64,906      84,071
                                         --------   --------   --------  -------   -------    -------    -------------    --------

  Interest expense                         21,120     22,810    12,200     9,795    (7,223)f)  (5,552)f)        26,097      27,053
                                         --------   --------   -------   -------   -------    -------    -------------    --------
      Pretax earnings (loss)               38,209     58,432      (162)   (1,922)      762        508           38,809      57,018
                                         --------   --------   -------   -------   -------    -------    -------------     -------

  Income tax expense                      (13,206)   (20,820)      (12)     (144)     (267)      (178)         (13,485)    (21,142)

Earnings (loss) from operations before
  minority interest                        25,003     37,612      (174)   (2,066)      495        330           25,324      35,876

                                                       See accompanying notes.

NOTE 11 - CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS, CONTINUED
QUARTERS ENDED JUNE 30 (UNAUDITED)
----------------------------------------------------------------------------------------------------------------------------------
                                                                   SAC HOLDING
                                              AMERCO  AND        CORPORATION AND
                                             CONSOLIDATED         CONSOLIDATED
                                             SUBSIDIARIES         SUBSIDIARIES       ADJUSTMENTS AND
                                               (AMERCO)          (SAC HOLDINGS)       ELIMINATIONS
                                         --------------------  ------------------  --------------------
                                           2001       2000       2001      2000      2001      2000           2001        2000
                                         --------------------  ------------------  --------------------  -------------------------
                                            (IN THOUSANDS)       (IN THOUSANDS)      (IN THOUSANDS)        (IN THOUSANDS, EXCEPT
                                                                                                         SHARE AND PER SHARE DATA)
Minority interest                             -          -         -         -        (321)     1,736             (321)      1,736
                                         --------   --------   -------   -------   -------    -------    -------------    --------

     Net earnings (loss)                 $ 25,003   $ 37,612   $  (174)  $(2,066)  $   174    $ 2,066    $      25,003    $ 37,612
                                         ========   ========   =======   ========  ========   =======    =============    ========

Basic and diluted earnings per
   common share:                                                                                         $        1.02    $   1.58
                                                                                                         =============    ========

Basic and diluted average common
     shares outstanding                                                                                     21,280,361  21,718,988
                                                                                                         =============  ==========


                                                 See accompanying notes.

      AMERCO AND CONSOLIDATED SUBSIDIARIES AND SAC HOLDING CORPORATION AND
                            CONSOLIDATED SUBSIDIARIES

Note 11 - Notes to Consolidating Information

June 30, 2001 and 2000

a) To eliminate the investment of AMERCO stock held by SAC Holdings.
b) To eliminate notes payable and other liabilities payable to AMERCO from SAC Holdings.
c) To eliminate minority interest investment held by RepWest and Oxford.
d) To eliminate the gain on sale of assets and related deferred taxes from AMERCO to SAC Holdings.
e) To eliminate management fees received by AMERCO from SAC Holdings.
f) To eliminate interest income received by AMERCO from SAC Holdings.
g) To eliminate SAC equity.

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

RESULTS OF OPERATIONS
QUARTER ENDED JUNE 30, 2001 VERSUS QUARTER ENDED JUNE 30, 2000

Moving and Storage Operations

                                                         Adjustments
                                                             and
                                  AMERCO   SAC Holdings  Eliminations    Total
                               ------------------------------------------------
                                               (in thousands)
Quarter ended
June 30, 2001
-------------
Revenues:
 Outside                      $   402,513      31,803       (9,132)     425,184
 Intersegment                         -           -            -            -
                               ------------------------------------------------
 Total revenues               $   402,513      31,803       (9,132)     425,184
Depreciation/amortization     $    29,951       1,982         (762)      31,171
Interest expense              $    21,120      12,200       (7,223)      26,097
Pretax earnings (loss)        $    36,501        (162)         762       37,101
Income tax expense            $   (12,612)        (12)        (267)     (12,891)
Identifiable assets           $ 1,465,077     545,128     (375,251)   1,634,954


                                                         Adjustments
                                                             and
                                  AMERCO   SAC Holdings  Eliminations    Total
                               ------------------------------------------------
                                              (in thousands)
Quarter ended
June 30, 2000
-------------
Revenues:
 Outside                      $   388,222      19,510       (6,722)     401,010
 Intersegment                         -           -            -            -
                               ------------------------------------------------
 Total revenues               $   388,222      19,510       (6,722)     401,010
Depreciation/amortization     $    24,306       1,116         (508)      24,914
Interest expense              $    22,810       9,795       (5,552)      27,053
Pretax earnings (loss)        $    48,926      (1,922)         508       47,512
Income tax expense            $   (17,512)       (144)        (178)     (17,834)
Identifiable assets           $ 1,420,411     437,434     (410,013)   1,447,832

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

SAC Holdings
     Net Rental revenue was $25.4 million and $16.4 million for the quarters ended June 30, 2001 and 2000, respectively. Increased facility capacity through the acquisition of new locations and increased storage rates accounted for the increase. The occupancy of existing storage locations has remained stable.

     Net sales revenue was $6.4 million and $3.1 million for the quarters ended June 30, 2001 and 2000, respectively. The growth is related to the acquisition of new locations.

     Operating expenses were $15.1 million and $9.2 million for the quarters ended June 30, 2001 and 2000, respectively. Personnel costs, liability insurance, property taxes and utility expenses all increased proportionately in relation to the increased revenues from the acquisition of new locations.

     Net depreciation expense was $2.0 million and $1.1 million for the quarter ended June 30, 2001 and 2000, respectively. The increase is attributed to acquisition of new locations.

     Operating profit before interest and tax were $12.0 million and $7.9 million for the quarters ended June 30, 2001 and 2000, respectively.

AMERCO's Real Estate Operations
     Rental revenue before intercompany eliminations was $17.9 million and $18.2 million for the quarters ended June 30, 2001 and 2000, respectively. Intercompany revenue was $17.3 million and $17.7 million for the quarters ended June 30, 2001 and 2000, respectively.

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

Property and Casualty
     RepWest's premiums were $62.2 million and $30.4 million for the quarters ended March 31, 2001 and 2000, respectively. General agency premiums were $29.6 million and $7.6 million for the quarters ended March 31, 2001 and 2000, respectively. The increase from 2000 to 2001 was the result of two agency programs that grew significantly in the second half of 2000. Assumed treaty reinsurance premium was $15.7 million and $9.8 million for the quarters ended March 31, 2001 and 2000, respectively. Rental industry earnings were $8.5 million and $7.4 million for the quarters ended March 31, 2001 and 2000, respectively.

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

     The amortization of deferred acquisition costs (DAC) was $5.0 million and $3.2 million for the quarters ended March 31, 2001 and 2000, respectively. The increase from 2000 to 2001 is mainly due to the premium growth and resulting deferral of acquisition expenses in 2000 for the assumed treaty and general agency programs.

     Operating expenses were $10.9 million and $8.3 million for the quarters ended March 31, 2001 and 2000, respectively. The increase is a result of commissions on new agency business premium writings as well as assumed reinsurance treaties and taxes resulting from increased premium writings.

     Operating (loss)/profit before tax and intercompany elimination was $(5.6) million and $2.3 million for the quarters ended March 31, 2001 and 2000, respectively. The decrease is the result of additional incurred losses and operating expenses, offset by an increase in earned premiums.

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

Interest Expense

AMERCO
     Interest expense was $21.1 million and $22.8 million for the quarters ended June 30, 2001 and 2000, respectively. The decrease can be attributed to a reduction in average cost of funds.

SAC Holdings
     Interest expense was $12.2 million and $9.8 million for the quarters ended June 30, 2001 and 2000, respectively. The increase is due to higher borrowings.

Consolidated Group
     As a result of the foregoing, pretax earnings were $38.8 million and $57.0 million for the quarters ended June 30, 2001 and 2000, respectively. After providing for income taxes, net earnings were $25.3 million and $35.9 million for the quarters ended June 30, 2001 and 2000, respectively. After the elimination of SAC Holdings, the net earnings were $25.0 million and $37.6 million for the quarters ended June 30, 2001 and 2000, respectively. The net earnings of SAC Holdings are completely eliminated because AMERCO does not have an equity interest in SAC Holdings. The presentation of consolidated statements is due to a revised interpretation of ETIF 90-15 by the AMERCO's independent public accountants. AMERCO agrees with this interpretation.

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

AMERCO's Real Estate Operations
     Cash provided (used) by operating activities was $(20.8) million and $3.2 million for the quarters ended June 30, 2001 and 2000, respectively. The decrease mainly resulted from a decrease in the intercompany payable balance.

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

SAC Holdings
     Cash used by operating activities was $1.3 million and $1.2 million for the quarter ended June 30, 2001 and 2000, respectively.

     At June 30, 2001, total outstanding notes and mortgages payable were $527.9 million compared to $504.2 million at March 31, 2001.

     SAC Holdings intends to meet its current debt obligations through cash flows generated from its operating activities.

Consolidated group
     At June 30, 2001, total outstanding notes and mortgages payable for AMERCO and consolidated subsidiaries was $1,143.3 million compared to $1,156.8 million at March 31, 2001. At June 30, 2001, total outstanding notes and mortgages payable for SAC Holdings and consolidated subsidiaries was $527.9 million compared to $504.2 million at March 31, 2001. SAC Holdings' loan agreements have no guarantees, or triggers that could create a guarantee, from AMERCO. SAC Holdings' creditors have no recourse to AMERCO. AMERCO is not liable for the debts of SAC Holdings. Further, there are no cross default provisions on indebtedness between AMERCO and SAC Holdings.

     AMERCO has no (and has never had any) ownership interest in SAC Holidngs or its subsidiaries. The presentation of the consolidated statements has no bearing on the credit agreements or the operations of AMERCO and SAC Holdings. The accounts of AMERCO and SAC Holdings are presented as consolidated due to a revised interpretation of EITF 90-15 by the Company's independent public accountants.

     During each of the fiscal years ended March 31, 2002, 2003 and 2004, AMERCO estimates gross capital expenditures will average approximately $200 million primarily reflecting rental fleet rotation. This level of capital expenditures, combined with a potential range of $150 - $300 million in annual long-term debt maturities during this same period, are expected to create annual average funding needs of approximately $350 - $500 million. The Company plans to meet these needs through cash flows, asset sales and various current and future sources of credit (See Credit Agreements discussion below). AMERCO has historically enjoyed a substantial and predictable level of cashflow (EBITDAR) from its non-insurance subsidiaries. These cashflows are dependent on revenues and expenses that can be impacted by economic trends. In the past, the Company has not been as affected by these economic trends as other businesses. Cashflow (defined as EBITDAR) is anticipated to range approximately from $400 million to $425 million annually. The sale of assets is less predictable and substantially lower than the cashflows. The sale of assets is dependant upon economic conditions, the amount and nature of sale and leaseback transactions and AMERCO's fleet rotation program. In many cases, a decline in asset sales is accompanied by a decrease in capital expenditures.

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

Credit Agreements
     AMERCO's operations are funded by various credit and financing arrangements, including unsecured long-term borrowings, unsecured medium-term notes, revolving lines of credit with banks and operating leases. The operating leases are primarily used to finance the Company's fleet of trucks and trailers. As of June 30, 2001, AMERCO had $1,143.3 million in total notes and loans payable outstanding and total unutilized lines of credit of approximately $96.4 million. In addition to the economic pressures, there has been a reduction in the number of leasing companies and banks, which has had a negative impact on the financial markets. This has led to less availability and higher prices. Management of AMERCO believes there are enough leasing companies and banks to meet the Company's financing needs.

     Certain of AMERCO's credit agreements contain restrictive financial and other covenants, including, among others, covenants with respect to incurring additional indebtedness, making third party guarantees, entering into contingent obligations, maintaining certain financial ratios and placing certain additional liens on its properties, assets and restricting the issuance of certain types of preferred stock. At June 30, 2001, AMERCO was in compliance with these covenants. AMERCO's various credit and financing arrangements are affected by its credit ratings such that were AMERCO to experience a credit downgrade, the interest rates that it is charged might be increased, which would result in an increase in the Company's interest expense and hinder its ability to obtain additional financing.

     SAC Holdings' operations are funded by various mortgage loans and unsecured notes, with interest rates ranging from 8.0% to 13.0%. SAC does not utilize revolving lines of credit or leasing facilities to finance its operations or acquisitions. Certain of SAC's agreements contain restrictive covenants including coverage ratios and restrictions on incurring additional subsidiary indebtedness. At June 30, 2001, SAC Holdings was in compliance with all of these covenants.

     Reference is made to Note 5 of Notes to Consolidated Financial Statements in AMERCO's Annual Report on Form 10-K for the fiscal year ended March 31, 2001 for additional information about AMERCO's credit agreements.

CRITICAL ACCOUNTING POLICIES

PROPERTY, PLANT AND EQUIPMENT
     Property, plant and equipment are carried at cost and are depreciated on the straight-line and accelerated methods over the estimated useful lives of the assets. Building and non-rental equipment have estimated lives ranging from three to fifty-five years, while rental equipment have estimated lives ranging from one to twenty years. Maintenance is charged to operating expenses as incurred, while renewals and betterments are capitalized. Major overhaul costs are amortized over the estimated period benefited. Gains and losses on dispositions are netted against depreciation expense when realized. Interest costs incurred as part of the initial construction of assets are capitalized. During fiscal year 2002, based on an in-depth market analysis, U-Haul increased the estimated salvage value of certain rental truck. The effect of the changes increased net earnings by $678,021 ($0.03 per share) for the quarter ended June 30, 2001. The adjustment reflects management's best estimate, based on information available, of the estimated salvage value of these rental trucks.

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

                        ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

     Exhibit No.              Description
     -----------              -----------

          3.1     Restated Articles of Incorporation (1)
          3.2     Restated By-Laws of AMERCO as of August 27, 1997 (2)
         10.1     Management Agreement between Eighteen SAC Self Storage
                  Corporation and subsidiaries of AMERCO(1)
         10.2     Management Agreement between Twenty SAC Self Storage
                  Corporation and subsidiaries of AMERCO(1)
         10.3 Management Agreement between Twenty-One SAC Self Storage Corporation and subsidiaries of AMERCO(1)
         10.4 Management Agreement between Twenty-Two SAC Self Storage Corporation and subsidiaries of AMERCO(1)
         10.5 Management Agreement between Twenty-Three SAC Self Storage Corporation and subsidiaries of AMERCO(1)
         10.6 Promissory note between SAC Holding Corporation and a subsidiary of AMERCO(3)
         10.7 Promissory note between SAC Holding Corporation and a subsidiary of AMERCO(3)
         10.8 Promissory note between SAC Holding Corporation and Oxford Life Insurance Company(3)
         10.9 Promissory note between SAC Holding Corporation and a subsidiary of AMERCO(3)
         10.10 Promissory note between SAC Holding Corporation and a subsidiary of AMERCO(3)
         10.11 Promissory note between SAC Holding Corporation and a subsidiary of AMERCO(3)
         10.12 Promissory note between SAC Holding Corporation and a subsidiary of AMERCO(3)
         10.13 Promissory note between SAC Holding Corporation and a subsidiary of AMERCO(3)
         10.14 Management Agreement between Securespace Limited Partnership and a subsidiary of AMERCO(3)
         10.15 Purchase and sale agreement between Eighteen SAC Self-Storage Corporation subsidiaries of AMERCO(3)
         10.16 Purchase and sale agreement between Twenty SAC Self-Storage Corporation, Twenty-One SAC Self-Storage Corporation, Twenty-Two SAC Self-Storage Corporation, Twenty-Three
                  SAC Self-Storage Corporation and subsidiaries of AMERCO(3)


(b) Reports on Form 8-K.

                        No report on Form 8-K was filed during the quarter ended June 30, 2001.

_________________

(1) Incorporated by reference to AMERCO's Quarterly Report on Form 10-Q for the quarter ended December 31, 2001, file no. 1-11255.
(2) Incorporated by reference to AMERCO's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997, file no. 1-11255.
(3) Incorporated by reference to AMERCO's Quarterly Report on Form 10-Q/A for the quarter ended December 31, 2001, file no. 1-11255.

SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  U-Haul International, Inc.
                                  ____________________________________
                                           (Registrant)


Dated: May 08, 2002                  By: /S/ GARY B. HORTON
                                  ____________________________________
                                   Gary B. Horton, Assistant Treasurer
                                      (Principal Financial Officer)