Form 10-Q/A
period 2001-09-30
U HAUL INTERNATIONAL INC
filed 2002-05-20
CIK 4458

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

21,384,337 shares of AMERCO Common Stock, $0.25 par value were outstanding at May 17, 2002.

5,385 shares of U-Haul International, Inc. Common Stock, $0.01 par value, were outstanding at May 17, 2002. U-Haul International, Inc. meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

                                TABLE OF CONTENTS



PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         a)  Condensed Consolidated Balance Sheets as of September 30, 2001
             (unaudited) and March 31, 2001 (unaudited)....................    4

         b)  Condensed Consolidated Statements of Earnings for the
             Six months ended September 30, 2001 and 2000 (unaudited)......    6

         c)  Condensed Consolidated Statements of Comprehensive Income
             for the Six months ended September 30, 2001 and 2000
             (unaudited)...................................................    7

        d)  Condensed Consolidated Statements of Earnings for the Quarters
            ended September 30, 2001 and 2000 (unaudited)..................    8

         e)  Condensed Consolidated Statements of Comprehensive Income for
             the Quarters ended September 30, 2001 and 2000 (unaudited)....    9

         f)  Condensed Consolidated Statements of Cash Flows for the
             Six months ended September 30, 2001 and 2000 (unaudited)......   10

         g)  Notes to Condensed Consolidated Financial Statements -
             September 30, 2001 (unaudited), March 31, 2001 (unaudited)
             and September 30, 2000 (unaudited)............................   11

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.........................................   29

Item 3.  Quantitative and Qualitative Disclosures About Market Risk........   39

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.................................................   40

Item 4.  Submission of Matters to a Vote of Security Holders...............   41

Item 6.  Exhibits and Reports on Form 8-K..................................   42

                                INTRODUCTORY NOTE


     This amendment to Form 10-Q is being filed to restate the interim financial statements previously filed for the quarter ended September 30, 2001 to reflect the consolidation of SAC Holding Corporation and its consolidated subsidiaries (SAC Holdings or SAC) with AMERCO and its consolidated subsidiaries (AMERCO or the Company) due to a revised interpretation of EITF 90-15 by the Company's independent public accountants. The Company concurs with this revised interpretation. AMERCO has no ownership interest in SAC, nor does it guarantee the debt of SAC. Further, the holders of such SAC notes have no recourse to the assets of AMERCO. The condensed consolidated financial statements presented herein include the accounts of AMERCO and SAC Holdings. All material intercompany accounts and transactions have been eliminated in consolidation.

                         PART I.  FINANCIAL INFORMATION

                          ITEM 1.  FINANCIAL STATEMENTS


      AMERCO AND CONSOLIDATED SUBSIDIARIES AND SAC HOLDING CORPORATION AND
                            CONSOLIDATED SUBSIDIARIES

                      Condensed Consolidated Balance Sheets




                                                  September 30,   March 31,
Assets                                               2001           2001
                                                  -------------------------
                                                          (Unaudited)
                                                    (in thousands)

Cash and cash equivalents                        $     33,253       52,788
Inventories, net                                       81,644       85,330
Prepaid expenses                                       17,571       14,416
Investments, fixed maturities                         974,405      952,482
Investments, other                                    175,840      207,494
Other assets                                          480,956      449,380
Minority interest assets                               15,992       17,907
                                                   -----------------------

Property, plant and equipment, at cost:
  Buildings and improvements                        1,145,913    1,068,956
  Rental trucks                                     1,075,263    1,037,653
  Other property, plant, and equipment                831,752      834,463
                                                   -----------------------
                                                    3,052,928    2,941,072
  Less accumulated depreciation                     1,228,919    1,187,103
                                                   -----------------------

Total property, plant and equipment                 1,824,009    1,753,969
                                                   -----------------------




Total Assets                                     $  3,603,670    3,533,766
                                                   =======================





























The accompanying notes are an integral part of these consolidated financial statements.

      AMERCO AND CONSOLIDATED SUBSIDIARIES AND SAC HOLDING CORPORATION AND
                            CONSOLIDATED SUBSIDIARIES

                Condensed Consolidated Balance Sheets, Continued







Liabilities and                                   September 30,   March 31,
 Stockholders' Equity                                 2001          2001
                                                  -------------------------
                                                          (Unaudited)
                                                    (in thousands)

Liabilities:
 AMERCO's notes and loans payable                $  1,095,574    1,156,848
 SAC Holdings' notes and loans payable,
  non-recourse to AMERCO                              279,599      257,109
 Policy benefits and losses, claims and
  loss expenses payable                               686,705      668,830
 Liabilities from premium deposits                    532,993      522,207
 Deferred income                                       22,334       24,546
 Deferred income taxes                                133,885       96,598
 Other liabilities                                    261,638      272,298
                                                   -----------------------
    Total liabilities                               3,012,728    2,998,436

Contingent liabilities and commitments

Stockholders' equity:
 Serial preferred stock -
  Series A preferred stock                                -            -
  Series B preferred stock                                -            -
 Serial common stock -
  Series A common stock                                 1,441        1,441
 Common stock                                           9,122        9,122
 Additional paid-in capital                           236,221      236,002
 Accumulated other comprehensive income               (39,704)     (40,709)
 Retained earnings                                    815,383      755,174
 Cost of common shares in treasury, net              (416,602)    (410,527)
 Unearned ESOP shares                                 (14,919)     (15,173)
                                                   -----------------------
    Total stockholders' equity                        590,942      535,330


                                                   -----------------------

Total Liabilities and Stockholders' Equity       $  3,603,670    3,533,766
                                                   =======================





















The accompanying notes are an integral part of these consolidated financial statements.

      AMERCO AND CONSOLIDATED SUBSIDIARIES AND SAC HOLDING CORPORATION AND
                            CONSOLIDATED SUBSIDIARIES

                  Condensed Consolidated Statements of Earnings

                         Six months ended September 30,
                                   (Unaudited)

                                                        2001         2000
                                                  --------------------------
                                                     (in thousands, except
                                                   share and per share data)

Revenues
  Rental revenue                                 $    750,100      717,314
  Net sales                                           130,592      121,875
  Premiums                                            202,880      121,495
  Net investment and interest income                   31,361       31,675
                                                   -----------------------
      Total revenues                                1,114,933      992,359

Costs and expenses
  Operating expenses                                  551,881      505,149
  Cost of sales                                        71,113       70,389
  Benefits and losses                                 180,773       95,815
  Amortization of deferred policy
   acquisition costs                                   20,933       16,558
  Lease expense                                        90,614       86,813
  Depreciation, net                                    42,865       46,555
                                                   -----------------------
      Total costs and expenses                        958,179      821,279

Earnings from operations                              156,754      171,080

  Interest expense                                     52,541       53,214
                                                   -----------------------

Pretax earnings                                       104,213      117,866

Income tax expense                                    (37,757)     (43,980)
                                                   -----------------------

Earnings before minority interest                      66,456       73,886
Minority interest                                         233        4,959
                                                   -----------------------

      Net earnings                               $     66,689       78,845
                                                   =======================

Basic and diluted earnings per common share:     $       2.84         3.35
                                                   =======================


Basic and diluted average common shares
  outstanding:                                     21,192,166   21,606,388
                                                   =======================























The accompanying notes are an integral part of these consolidated financial statements.

      AMERCO AND CONSOLIDATED SUBSIDIARIES AND SAC HOLDING CORPORATION AND
                            CONSOLIDATED SUBSIDIARIES

            Condensed Consolidated Statements of Comprehensive Income

                         Six months ended September 30,
                                   (Unaudited)

                                                        2001         2000
                                                  ------------------------
                                                          (in thousands)
Comprehensive income:
  Net earnings                                       $ 66,689       78,845
    Changes in other comprehensive income:
     Foreign currency translation                      (3,120)      (3,585)
     Fair market value of cash flow hedge                (290)        (182)
     Unrealized gain (loss) on investments              4,415       (4,041)
                                                   -----------------------

     Total comprehensive income                      $ 67,694       71,037
                                                   =======================




















































The accompanying notes are an integral part of these Consolidated financial statements.

      AMERCO AND CONSOLIDATED SUBSIDIARIES AND SAC HOLDING CORPORATION AND
                            CONSOLIDATED SUBSIDIARIES

                  Condensed Consolidated Statements of Earnings

                          Quarters ended September 30,
                                   (Unaudited)

                                                        2001         2000
                                                  --------------------------
                                                     (in thousands, except
                                                   share and per share data)

Revenues
  Rental revenue                                 $    392,028      379,374
  Net sales                                            61,803       58,579
  Premiums                                            102,550       66,508
  Net investment and interest income                   15,998       15,671
                                                   -----------------------
      Total revenues                                  572,379      520,132

Costs and expenses
  Operating expenses                                  289,681      265,446
  Cost of sales                                        34,704       35,894
  Benefits and losses                                  89,341       53,580
  Amortization of deferred policy
   acquisition costs                                   11,139        8,689
  Lease expense                                        44,272       46,379
  Depreciation, net                                    11,395       23,137
                                                   -----------------------
      Total costs and expenses                        480,532      433,125

Earnings from operations                               91,847       87,007

  Interest expense                                     26,444       26,161
                                                   -----------------------

Pretax earnings                                        65,403       60,846

Income tax expense                                    (24,272)     (22,840)
                                                   -----------------------

Earnings before minority interest                      41,131       38,006
Minority interest                                         555        3,227
                                                   -----------------------


      Net earnings                               $     41,686       41,233
                                                   =======================


Basic and diluted earnings per common share:     $       1.82         1.77
                                                   =======================


Basic and diluted average common shares
  outstanding:                                     21,106,343   21,489,970
                                                   =======================






















The accompanying notes are an integral part of these Consolidated financial statements.

      AMERCO AND CONSOLIDATED SUBSIDIARIES AND SAC HOLDING CORPORATION AND
                            CONSOLIDATED SUBSIDIARIES

            Condensed Consolidated Statements of Comprehensive Income

                          Quarters ended September 30,
                                   (Unaudited)

                                                        2001         2000
                                                  ------------------------
                                                         (in thousands)
Comprehensive income:
  Net earnings                                   $     41,686       41,233
    Changes in other comprehensive income:
     Foreign currency translation                      (4,617)      (3,120)
     Fair market value of cash flow hedge                (647)        (206)
     Unrealized loss on investments                    (4,374)      (1,783)
                                                   -----------------------

     Total comprehensive income                  $     32,048       36,124
                                                   =======================




















































The accompanying notes are an integral part of these Consolidated financial statements.

      AMERCO AND CONSOLIDATED SUBSIDIARIES AND SAC HOLDING CORPORATION AND
                            CONSOLIDATED SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows

                         Six months ended September 30,
                                   (Unaudited)


                                                        2001         2000
                                                  --------------------------
                                                        (in thousands)

Net cash provided
 by operating activities                         $     43,912      117,479

Cash flows from investing activities:
  Purchases of investments:
    Property, plant and equipment                    (108,224)    (333,413)
    Fixed maturities                                  (92,465)     (52,636)
    Real estate                                           (36)         -
    Mortgage loans                                       (561)     (13,591)
  Proceeds from sale of investments:
    Property, plant and equipment                      60,945      140,803
    Fixed maturities                                   75,973       58,550
    Mortgage loans                                      6,889        8,361
  Changes in other investments                         38,751       25,521
                                                   -----------------------

Net cash used by
 investing activities                                 (18,728)    (166,405)
                                                   -----------------------

Cash flows from financing activities:
  Net change in short-term borrowings                 (77,494)     (41,566)
  Principal payments on notes                          26,861       73,078
  Investment contract deposits                         74,159       40,128
  Investment contract withdrawals                     (65,079)     (37,750)
  Proceeds from minority interest                         -            -
  Changes in other financing activities                (3,166)      (6,991)
                                                   -----------------------

Net cash provided (used) by
 financing activities                                 (44,719)      26,899

Decrease in cash and cash equivalents                 (19,535)     (22,027)

Cash and cash equivalents at
 beginning of period                                   52,788       48,445
                                                   -----------------------

Cash and cash equivalents at
 end of period                                   $     33,253       26,418
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

     As of September 30, 2001, SAC Holding Corporation (SAC Holdings), a Nevada corporation, is owned by Mark V. Shoen. Mark V. Shoen is the beneficial owner of 15.6% of AMERCO's common stock and is an executive officer of U-Haul.

     This amendment is being filed and the accounts of AMERCO and SAC Holdings are presented as consolidated due to a revised interpretation of EITF 90-15 by AMERCO's independent public accountants. AMERCO agrees with this interpretation. The accompanying condensed consolidated financial statements as of and for the periods ending March 31, 2001 and September 30, 2001 have been restated to reflect such consolidation. The following table presents the impact of such consolidation on the dates presented:


                                    September 30, 2001                   March 31, 2001
                                --------------------------        --------------------------
                                As reported(1)As restated         As reported(1)As restated
                                      (Unaudited)                         (Unaudited)
                                     (in thousands)                      (in thousands)

     Assets                       3,428,293     3,603,670           3,384,064     3,533,766
     Liabilities                  2,757,315     3,012,728           2,768,698     2,998,436
     Stockholders' equity           670,978       590,942             615,366       535,330

     (1) As reported in the Company's September 30, 2001 Form 10-Q filed on November 14, 2001 and March 31, 2001 Form 10-K, filed on July 2, 2001, respectively, prior to the consolidation of SAC Holdings described above.

     The consolidation of AMERCO with SAC Holdings had no impact on the consolidated net earnings. The reduction in stockholders' equity is due to the elimination of gains previously recorded in connection with sales of properties from AMERCO to SAC Holdings. Such gains had been previously recognized as a component of stockholders' equity. See Note 11.

     During fiscal year 2002, based on an in-depth market analysis, U-Haul increased the estimated salvage value of certain rental trucks. The effect of the changes increased net earnings by $1,515,000 ($0.07 per share) for the six months ended September 30, 2001. The adjustment reflects management's best estimate, based on information available, of the estimated salvage value of these rental trucks.

PRINCIPLES OF CONSOLIDATION
     The condensed consolidated financial statements presented here include the accounts of AMERCO and its wholly owned subsidiaries and SAC Holdings and its consolidated subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation. AMERCO has not (and has never had any) ownership interest in SAC Holdings or any of SAC Holdings' subsidiaries, nor does it guarantee any of the debt of SAC Holdings. The condensed consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in AMERCO's annual financial statements and notes. For a more detailed breakout of the accounts of AMERCO, refer to AMERCO's Form 10-K.

     The condensed consolidated balance sheet as of September 30, 2001 and the related condensed consolidated statements of earnings and the condensed consolidated statements of comprehensive income for the three and six months ended September 30, 2001 and 2000 and the condensed consolidated cash flows for the six months ended September 30, 2001 and 2000 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such condensed consolidated financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

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


5.  SUPPLEMENTAL CASH FLOWS INFORMATION

     The (increase) decrease in receivables, inventories and accounts payable and accrued liabilities net of other operating and investing activities follows:

                                                            Six months ended
                                                              September 30,
                                                          2001          2000
                                                      -----------------------
                                                           (in thousands)

        Receivables                                 $  (14,209)       (20,937)
                                                       ======================

        Inventories                                 $    3,686            943
                                                       ======================

        Accounts payable and accrued expenses       $  (28,448)        (8,502)
                                                       ======================

      AMERCO AND CONSOLIDATED SUBSIDIARIES AND SAC HOLDING CORPORATION AND
                            CONSOLIDATED SUBSIDIARIES

         Notes to Condensed Consolidated Financial Statements, Continued
                                   (Unaudited)


6.  EARNINGS PER SHARE OF AMERCO

     The following table reflects the calculation of the earnings per share:

                                                               Weighted Average
                                                                Common Shares
                                                 Income          Outstanding       Per Share
                                              (Numerator)       (Denominator)        Amount
                                             ------------     ---------------      ---------
                                                            (in thousands, except
                                                          share and per share data)
Quarter ended September 30, 2001:
 Earnings from operations                    $   41,686
 Less:  preferred stock dividends                 3,241
                                                 ------
 Basic and diluted earnings
   per common share                              38,445          21,106,343        $    1.82
                                                 ======          ==========             ====

Quarter ended September 30, 2000:
 Earnings from operations                    $   41,233
 Less:  preferred stock dividends                 3,241
                                                 ------
 Basic and diluted earnings
   per common share                              37,992          21,489,970        $    1.77
                                                 ======          ==========             ====


Six months ended September 30, 2001:
 Earnings from operations                    $   66,689
 Less:  preferred stock dividends                 6,481
                                                 ------
 Basic and diluted earnings
   per common share                              60,208          21,192,166        $    2.84
                                                 ======          ==========             ====

Six months ended September 30, 2000:
 Earnings from operations                    $   78,845
 Less:  preferred stock dividends                 6,481
                                                 ------
 Basic and diluted earnings
   per common share                              72,364          21,606,388        $    3.35
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

      AMERCO AND CONSOLIDATED SUBSIDIARIES AND SAC HOLDING CORPORATION AND
                            CONSOLIDATED SUBSIDIARIES

         Notes to Condensed Consolidated Financial Statements, Continued
                                   (Unaudited)


9. INDUSTRY SEGMENT AND GEOGRAPHIC AREA DATA

     Information concerning operations by industry segment follows:

                      Moving              Property/             Adjustments      AMERCO
                    and Storage   Real    Casualty     Life         and           and
                    Operations   Estate   Insurance  Insurance  Eliminations  SAC Holdings
                    ----------------------------------------------------------------------
                                               (in thousands)

   Quarter ended
   September 30, 2001
   ------------------
   Revenues:
     Outside        $  451,789     3,616    72,500     44,474          -           572,379
     Intersegment          -      16,324     1,036        407      (17,767)            -
                     ---------   -------   -------    -------     --------       ---------

     Total revenue  $  451,789    19,940    73,536     44,881      (17,767)        572,379
   Depreciation/
     amortization   $   23,283     2,735     6,976      4,617          -            37,611
   Interest expense $   26,444     9,517       -          -         (9,517)         26,444
   Pretax earnings
    (loss)          $   59,471    18,085   (13,329)     1,176          -            65,403
   Income tax
    benefit
     (expense)      $  (22,378)   (6,330)    4,708       (272)         -           (24,272)
   Identifiable
     assets         $1,664,653   685,777   735,071    875,270     (357,101)      3,603,670


   Quarter ended
   September 30, 2000
   ------------------
   Revenues:
     Outside        $  435,419     3,802    48,590     32,321          -           520,132
     Intersegment          -      17,102     1,079        358      (18,539)            -
                     ---------   -------   -------    -------     --------       ---------

     Total revenue  $  435,419    20,904    49,669     32,679      (18,539)        520,132
   Depreciation/
     amortization   $   25,843     2,632     3,298      5,556          -            37,329
   Interest expense $   26,161    10,911       -          -        (10,911)         26,161
   Pretax earnings  $   55,613     4,190      (446)     1,489          -            60,846
   Income tax       $  (21,598)   (1,459)      273        (56)         -           (22,840)
   Identifiable
     assets         $1,505,996   747,255   665,137    727,455     (342,530)      3,303,313

      AMERCO AND CONSOLIDATED SUBSIDIARIES AND SAC HOLDING CORPORATION AND
                            CONSOLIDATED SUBSIDIARIES

         Notes to Condensed Consolidated Financial Statements, Continued
                                   (Unaudited)


 9. INDUSTRY SEGMENT AND GEOGRAPHIC AREA DATA, continued

                  Moving and         Property/           Adjustments    AMERCO
                    Storage   Real   Casualty    Life        and         and
                  Operations Estate  Insurance Insurance Eliminations SAC Holdings
                  ----------------------------------------------------------------
                                           (in thousands)

   Six months ended
   September 30, 2001
   ------------------
   Revenues:
    Outside      $  876,974    6,031  141,985    89,943        -         1,114,933
    Intersegment        -     33,653    2,145       779    (36,577)            -
                  ---------  -------  ------    ------    --------       ---------
    Total
     revenues    $  876,974   39,684  144,130    90,722    (36,577)      1,114,933
   Depreciation/
    amortization $   54,454    5,550   12,262     9,411        -            81,677
   Interest
    expense      $   52,541   19,724      -         -      (19,724)         52,541
   Pretax
    earnings
     (loss)      $   96,573   22,693  (18,912)    3,859        -           104,213
   Income tax
    benefit
     (expense)   $  (35,269)  (7,943)   6,687    (1,232)       -           (37,757)
   Identifiable
    assets       $1,664,653  685,777  735,071   875,270   (357,101)      3,603,670



   Six months ended
   September 30, 2000
   ------------------
   Revenues:
    Outside      $  836,431    6,318   86,418    63,192        -           992,359
    Intersegment        -     34,845    1,666       695    (37,206)            -
                  ---------  -------  ------    ------    --------       ---------
    Total
     revenues    $  836,431   41,163   88,084    63,887    (37,206)        992,359
   Depreciation/
    amortization $   50,757    5,384    6,755    10,625        -            73,521
   Interest
    expense      $   53,214   22,244      -         -      (22,244)         53,214
   Pretax
    earnings     $  103,127    8,100    1,895     4,744        -           117,866
   Income tax    $  (39,430)  (2,835)    (590)   (1,125)       -           (43,980)
   Identifiable
    assets       $1,505,996  747,255  665,137   727,455   (342,530)      3,303,313

      AMERCO AND CONSOLIDATED SUBSIDIARIES AND SAC HOLDING CORPORATION AND
                            CONSOLIDATED SUBSIDIARIES

         Notes to Condensed Consolidated Financial Statements, Continued
                                   (Unaudited)


9. INDUSTRY SEGMENT AND GEOGRAPHIC AREA DATA, continued

   Geographic Area Data -                       AMERCO                             AMERCO
     (All amounts are in   United                and        United                   and
      U.S. $'s)            States    Canada  SAC Holdings   States    Canada    SAC Holdings
                          -------------------------------  ---------------------------------
                                   Quarter ended                   Six months ended
                          -------------------------------  ---------------------------------
                                                        (in thousands)
   September 30, 2001
   ------------------
   Total revenues        $  559,939   12,440     572,379   1,091,351   23,582      1,114,933
   Depreciation/
     amortization        $   36,875      736      37,611      79,928    1,749         81,677
   Interest expense      $   26,457      (13)     26,444      52,502       39         52,541
   Pretax earnings       $   62,091    3,312      65,403      98,395    5,818        104,213
   Income tax            $  (24,272)     -       (24,272)    (37,757)     -          (37,757)
   Identifiable assets   $3,546,987   56,683   3,603,670   3,546,987   56,683      3,603,670

   September 30, 2000
   ------------------
   Total revenues        $  507,438   12,694     520,132     969,078   23,281        992,359
   Depreciation/
     amortization        $   36,227    1,102      37,329      71,351    2,170         73,521
   Interest expense      $   26,160        1      26,161      53,207        7         53,214
   Pretax earnings       $   57,932    2,914      60,846     112,651    5,215        117,866
   Income tax            $  (22,834)      (6)    (22,840)    (43,974)      (6)       (43,980)
   Identifiable assets   $3,245,622   57,691   3,303,313   3,245,622   57,691      3,303,313





10. SUBSEQUENT EVENTS OF AMERCO

     On May 7, 2002, AMERCO declared a cash dividend of $3,241,000 ($0.53125 per preferred share) to preferred stockholders of record as of May 17, 2002.

     In March 2002, Real Estate completed the sale of fifty-eight storage properties to Twenty-Four SAC Self-Storage Limited Partnership, Twenty-Five SAC Self-Storage Limited Partnership, Twenty-Six SAC Self-Storage Limited Partnership and Twenty-Seven SAC Self-Storage Limited Partnership for $146,852,000. The Company received cash and notes from the sale. The gain on sale will be eliminated in consolidation.

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

NOTE 11 - CONDENSED CONSOLIDATING BALANCE SHEETS (UNAUDITED)


                                           AMERCO AND CONSOLIDATED      SAC HOLDING CORPORATION AND
                                                SUBSIDIARIES             CONSOLIDATED SUBSIDIARIES
                                                  (AMERCO)                     (SAC HOLDINGS)
                                           --------------------------   ---------------------------
                                           SEPTEMBER 30,    MARCH 31,    SEPTEMBER 30,    MARCH 31,
                                               2001          2001            2001           2001
                                           -------------   ----------    -----------     ----------
                                                  (IN THOUSANDS)                  (IN THOUSANDS)
                   ASSETS
Cash and cash equivalents                   $   33,243     $   52,778     $       10     $       10
Inventories, net                                80,319         84,005          1,325          1,325
Prepaid expenses                                17,571         14,416             --             --
Investments, fixed maturities                  974,405        952,482             --             --
Investments, other                             420,923        464,958          3,910          3,910
Other assets                                   477,065        452,781         13,750          8,991
Minority interest assets                            --             --             --             --
                                            ----------     ----------     ----------     ----------
Property, plant and equipment, at cost:
   Buildings and improvements                  888,397        832,372        376,463        355,531
   Rental trucks                             1,075,263      1,037,653             --             --
   Other property, plant and equipment         669,120        660,802        162,632        173,661
                                            ----------     ----------     ----------     ----------
                                             2,632,780      2,530,827        539,095        529,192
                                            ----------     ----------     ----------     ----------
       Less accumulated depreciation         1,208,013      1,168,183         26,998         23,320
                                            ----------     ----------     ----------     ----------
       Total property, plant and equipment   1,424,767      1,362,644        512,097        505,872
                                            ----------     ----------     ----------     ----------
       Total assets                         $3,428,293     $3,384,064     $  531,092     $  520,108
                                            ==========     ==========     ==========     ==========


                                                  ADJUSTMENTS AND
                                                    ELIMINATIONS
                                             ----------------------------
                                             SEPTEMBER 30,         MARCH 31,           SEPTEMBER 30,   MARCH 31,
                                                 2001                2001                  2001          2001
                                             -------------        ------------         -------------   ----------
                                                      (IN THOUSANDS)                         (IN THOUSANDS)
                   ASSETS
Cash and cash equivalents                    $         --         $         --          $   33,253     $   52,788
Inventories, net                                       --                   --              81,644         85,330
Prepaid expenses                                       --                   --              17,571         14,416
Investments, fixed maturities                          --                   --             974,405        952,482
Investments, other                               (248,993)a,b,c)      (261,374)a,b,c)      175,840        207,494
Other assets                                       (9,859)b)           (12,392)b)          480,956        449,380
Minority interest assets                           15,992 c,g)          17,907 c,g)         15,992         17,907
                                             ------------         ------------          ----------     ----------
Property, plant and equipment, at cost:
   Buildings and improvements                    (118,947)d)          (118,947)d)        1,145,913      1,068,956
   Rental trucks                                       --                   --           1,075,263      1,037,653
   Other property, plant and equipment                 --                   --             831,752        834,463
                                             ------------         ------------          ----------     ----------
                                                 (118,947)           (118,947)           3,052,928      2,941,072
                                             ------------         ------------          ----------     ----------
       Less accumulated depreciation               (6,092)d)           (4,400)d)         1,228,919      1,187,103
                                             ------------         ------------          ----------     ----------
       Total property, plant and equipment       (112,855)            (114,547)          1,824,009      1,753,969
                                             ------------         ------------          ----------     ----------
       Total assets                          $   (355,715)        $   (370,406)         $3,603,670     $3,533,766
                                             ============         ============          ==========     ==========

                            See accompanying notes.

                                               AMERCO AND CONSOLIDATED         SAC HOLDING CORPORATION AND
                                                    SUBSIDIARIES                CONSOLIDATED SUBSIDIARIES
                                                      (AMERCO)                        (SAC HOLDINGS)
                                              ----------------------------     ----------------------------
                                              SEPTEMBER 30,      MARCH 31,     SEPTEMBER 30,      MARCH 31,
                                                  2001            2001             2001             2001
                                              -------------    -----------      -----------      -----------
                                                    (IN THOUSANDS)                  (IN THOUSANDS)

    LIABILITIES AND STOCKHOLDERS' EQUITY
AMERCO's notes and loans payable              $ 1,095,574      $ 1,156,848          $    --          $    --
SAC Holdings' notes and loans payable,
   non-recourse to AMERCO                              --               --          514,797          504,157
Policy benefits and losses, claims and
   loss expenses payable                          686,705          668,830               --               --
Liabilities from premium deposits                 532,993          522,207               --               --
Deferred income                                    22,334           24,546               --               --
Deferred income taxes                             176,706          139,419               --               --
Other liabilities                                 243,003          256,848           28,494           27,842
                                              -----------      -----------      -----------      -----------

       Total liabilities                        2,757,315        2,768,698          543,291          531,999

Minority interest                                      --               --            9,885           10,416

Stockholders' equity:
   Serial preferred stock -
     Series A preferred stock                          --               --               --               --
     Series B preferred stock                          --               --               --               --
   Serial common stock -
     Series A common stock                          1,441            1,441               --               --
   Common stock                                     9,122            9,122               --               --
   Additional paid-in capital                     312,347          312,128            5,912            3,312
   Accumulated other comprehensive income         (39,704)         (40,709)          (3,031)          (1,398)
   Retained earnings                              815,383          755,174          (24,965)         (24,221)
   Cost of common shares in treasury, net        (412,692)        (406,617)              --               --
   Unearned ESOP shares                           (14,919)         (15,173)              --               --
                                              -----------      -----------      -----------      -----------
       Total stockholders' equity                 670,978          615,366          (22,084)         (22,307)

Contingent liabilities and commitments
                                              -----------      -----------      -----------      -----------

       Total liabilities and stock
         stockholders' equity                 $ 3,428,293      $ 3,384,064      $   531,092      $   520,108
                                              ===========      ===========      ===========      ===========



                                                      ADJUSTMENTS AND
                                                       ELIMINATIONS
                                                 -----------------------------
                                                 SEPTEMBER 30,      MARCH 31,        SEPTEMBER 30,    MARCH 31,
                                                     2001              2001              2001            2001
                                                 -------------     ------------      -------------    -----------
                                                    (IN THOUSANDS)                        (IN THOUSANDS)

    LIABILITIES AND STOCKHOLDERS' EQUITY
AMERCO's notes and loans payable                 $         --      $         --       $ 1,095,574      $ 1,156,848
SAC Holdings' notes and loans payable,
   non-recourse to AMERCO                            (235,198)b)       (247,048)b)        279,599          257,109
Policy benefits and losses, claims and
   loss expenses payable                                   --                --           686,705          668,830
Liabilities from premium deposits                          --                --           532,993          522,207
Deferred income                                            --                --            22,334           24,546
Deferred income taxes                                 (42,821)d)        (42,821)d)        133,885           96,598
Other liabilities                                      (9,859)b)        (12,392)b)        261,638          272,298
                                                 ------------      ------------       -----------      -----------

       Total liabilities                             (287,878)         (302,261)        3,012,728        2,998,436

Minority interest                                      (9,885)c)        (10,416)c)             --               --

Stockholders' equity:
   Serial preferred stock -
     Series A preferred stock                              --                --                --               --
     Series B preferred stock                              --                --                --               --
   Serial common stock -
     Series A common stock                                 --                --             1,441            1,441
   Common stock                                            --                --             9,122            9,122
   Additional paid-in capital                         (82,038)d,g)      (79,438)d,g)      236,221          236,002
   Accumulated other comprehensive income               3,031 g)          1,398 g)        (39,704)         (40,709)
   Retained earnings                                   24,965 g)         24,221 g)        815,383          755,174
   Cost of common shares in treasury, net              (3,910)a)         (3,910)a)       (416,602)        (410,527)
   Unearned ESOP shares                                    --                --           (14,919)         (15,173)
                                                 ------------      ------------       -----------      -----------
       Total stockholders' equity                     (57,952)          (57,729)          590,942          535,330

Contingent liabilities and commitments
                                                 ------------      ------------       -----------      -----------

       Total liabilities and stock
         stockholders' equity                    $   (355,715)     $   (370,406)      $ 3,603,670      $ 3,533,766
                                                 ============      ============       ===========      ===========

                           See accompanying notes.

NOTE 11 - CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS
SIX MONTHS ENDED SEPTEMBER 30 (UNAUDITED)


                                                 AMERCO AND CONSOLIDATED         SAC HOLDING CORPORATION AND
                                                      SUBSIDIARIES                CONSOLIDATED SUBSIDIARIES
                                                        (AMERCO)                       (SAC HOLDINGS)
                                               ----------------------------      ----------------------------
                                                   2001            2000             2001             2000
                                               -----------      -----------      -----------      -----------
                                                    (IN THOUSANDS)                      (IN THOUSANDS)

Revenues:
   Rental revenue                              $   700,981      $   680,283      $    53,007      $    39,899
   Net sales                                       118,272          113,961           12,320            7,914
   Premiums                                        202,880          121,495               --               --
   Net investment and interest income               46,959           46,604               --               --
                                               -----------      -----------      -----------      -----------
       Total revenues                            1,069,092          962,343           65,327           47,813
                                               -----------      -----------      -----------      -----------
Costs and expenses:
   Operating expenses                              526,723          486,839           29,046           21,178
   Cost of sales                                    65,166           65,974            5,947            4,415
   Benefits and losses                             180,773           95,815               --               --
   Amortization of deferred policy
     acquisition costs                              20,933           16,558               --               --
   Lease expense                                    90,225           86,536              389              277
   Depreciation, net                                40,831           44,485            4,134            3,069
                                               -----------      -----------      -----------      -----------
       Total costs and expenses                    924,651          796,207           39,516           28,939
                                               -----------      -----------      -----------      -----------
       Earnings from operations                    144,441          166,136           25,811           18,874
                                               -----------      -----------      -----------      -----------
   Interest expense                                 40,856           44,052           27,283           24,091
                                               -----------      -----------      -----------      -----------
       Pretax earnings (loss)                      103,585          122,084           (1,472)          (5,217)
                                               -----------      -----------      -----------      -----------
   Income tax expense                              (36,896)         (43,239)            (111)            (392)

Earnings (loss) from operations
   before minority interest                         66,689           78,845           (1,583)          (5,609)





                                                    ADJUSTMENTS AND
                                                      ELIMINATIONS
                                              ----------------------------
                                                  2001             2000             2001            2000
                                              -----------      -----------      -----------      -----------
                                                     (IN THOUSANDS)                   (IN THOUSANDS, EXCEPT
                                                                                    SHARE AND PER SHARE DATA)
Revenues:
   Rental revenue                             $  (3,888)e)     $  (2,868)e)     $   750,100      $   717,314
   Net sales                                         --               --            130,592          121,875
   Premiums                                          --               --            202,880          121,495
   Net investment and interest income           (15,598)f)       (14,929)f)          31,361           31,675
                                              ---------        ---------        -----------      -----------
       Total revenues                           (19,486)         (17,797)         1,114,933          992,359
                                              ---------        ---------        -----------      -----------
Costs and expenses:
   Operating expenses                            (3,888)e)        (2,868)e)         551,881          505,149
   Cost of sales                                     --               --             71,113           70,389
   Benefits and losses                               --               --            180,773           95,815
   Amortization of deferred policy
     acquisition costs                               --               --             20,933           16,558
   Lease expense                                     --               --             90,614           86,813
   Depreciation, net                             (2,100)d)          (999)d)          42,865           46,555
                                              ---------        ---------        -----------      -----------
       Total costs and expenses                  (5,988)          (3,867)           958,179          821,279
                                              ---------        ---------        -----------      -----------
       Earnings from operations                 (13,498)         (13,930)           156,754          171,080
                                              ---------        ---------        -----------      -----------
   Interest expense                             (15,598)f)       (14,929)f)          52,541           53,214
                                              ---------        ---------        -----------      -----------
       Pretax earnings (loss)                     2,100              999            104,213          117,866
                                              ---------        ---------        -----------      -----------
   Income tax expense                              (750)            (349)           (37,757)         (43,980)

Earnings (loss) from operations
   before minority interest                       1,350              650             66,456           73,886



                            See accompanying notes.

SIX MONTHS ENDED SEPTEMBER 30 (UNAUDITED)


                                                 AMERCO AND CONSOLIDATED         SAC HOLDING CORPORATION AND
                                                      SUBSIDIARIES                CONSOLIDATED SUBSIDIARIES
                                                        (AMERCO)                       (SAC HOLDINGS)
                                               ----------------------------      ----------------------------
                                                   2001            2000             2001             2000
                                               -----------      -----------      -----------      -----------
                                                    (IN THOUSANDS)                      (IN THOUSANDS)



Minority interest                                       --               --               --               --
                                               -----------      -----------      -----------      -----------
       Net earnings (loss)                     $    66,689      $    78,845      $    (1,583)     $    (5,609)
                                               ===========      ===========      ===========      ===========


Basic and diluted earnings per common share:

Basic and diluted average common
   shares outstanding




                                                      ADJUSTMENTS AND
                                                        ELIMINATIONS
                                                ----------------------------
                                                    2001             2000              2001            2000
                                                -----------      -----------      -----------      -----------
                                                       (IN THOUSANDS)                   (IN THOUSANDS, EXCEPT
                                                                                      SHARE AND PER SHARE DATA)


Minority interest                                    233            4,959                233            4,959
                                               ---------        ---------        -----------      -----------
       Net earnings (loss)                     $   1,583        $   5,609        $    66,689      $    78,845
                                               =========        =========        ===========      ===========


Basic and diluted earnings per common share:                                     $      2.84      $      3.35
                                                                                 ===========      ===========
Basic and diluted average common
   shares outstanding                                                             21,192,166       21,606,388
                                                                                 ===========      ===========

                           See accompanying notes.

NOTE 11 - CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS
QUARTERS ENDED SEPTEMBER 30 (UNAUDITED)

                                               AMERCO AND CONSOLIDATED      SAC HOLDING CORPORATION AND
                                                    SUBSIDIARIES            CONSOLIDATED SUBSIDIARIES
                                                      (AMERCO)                    (SAC HOLDINGS)
                                               ------------------------      ------------------------
                                                  2001           2000           2001           2000
                                               ---------      ---------      ---------      ---------
                                                    (IN THOUSANDS)                  (IN THOUSANDS)

Revenues:
   Rental revenue                              $ 366,438      $ 357,535      $  27,569      $  23,537
   Net sales                                      55,849         53,815          5,954          4,764
   Premiums                                      102,550         66,508             --             --
   Net investment and interest income             24,373         25,048             --             --
                                               ---------      ---------      ---------      ---------
       Total revenues                            549,210        502,906         33,523         28,301
                                               ---------      ---------      ---------      ---------

Costs and expenses:
   Operating expenses                            277,756        255,189         13,904         11,955
   Cost of sales                                  31,398         32,777          3,306          3,117
   Benefits and losses                            89,341         53,580             --             --
   Amortization of deferred policy
     acquisition costs                            11,139          8,689             --             --
   Lease expense                                  43,883         46,102            389            277
   Depreciation, net                              10,581         21,675          2,152          1,954
                                               ---------      ---------      ---------      ---------
       Total costs and expenses                  464,098        418,012         19,751         17,303
                                               ---------      ---------      ---------      ---------
       Earnings from operations                   85,112         84,894         13,772         10,998
                                               ---------      ---------      ---------      ---------
   Interest expense                               19,736         21,242         15,083         14,296
                                               ---------      ---------      ---------      ---------
       Pretax earnings (loss)                     65,376         63,652         (1,311)        (3,298)
                                               ---------      ---------      ---------      ---------
   Income tax expense                            (23,690)       (22,419)           (99)          (247)

Earnings (loss) from operations
   before minority interest                       41,686         41,233         (1,410)        (3,545)





                                               ADJUSTMENTS AND
                                                 ELIMINATIONS
                                           ------------------------      ---------      ---------
                                              2001           2000           2001            2000
                                           ---------      ---------      ---------      ---------
                                                 (IN THOUSANDS)              (IN THOUSANDS, EXCEPT
                                                                           SHARE AND PER SHARE DATA)
Revenues:
   Rental revenue                          $  (1,979)e)   $  (1,698)e)    $  392,028      $ 379,374
   Net sales                                      --             --           61,803         58,579
   Premiums                                       --             --          102,550         66,508
   Net investment and interest income         (8,375)f)      (9,377)f)        15,998         15,671
                                           ---------      ---------       ----------      ---------
       Total revenues                        (10,354)       (11,075)         572,379        520,132
                                           ---------      ---------       ----------      ---------

Costs and expenses:
   Operating expenses                         (1,979)e)      (1,698)e)       289,681        265,446
   Cost of sales                                  --             --           34,704         35,894
   Benefits and losses                            --             --           89,341         53,580
   Amortization of deferred policy
     acquisition costs                            --             --           11,139          8,689
   Lease expense                                  --             --           44,272         46,379
   Depreciation, net                          (1,338)d)        (492)d)        11,395         23,137
                                           ---------      ---------      -----------      ---------
       Total costs and expenses               (3,317)        (2,190)         480,532        433,125
                                           ---------      ---------      -----------      ---------
       Earnings from operations               (7,037)        (8,885)          91,847         87,007
                                           ---------      ---------      -----------      ---------
   Interest expense                           (8,375)f)      (9,377)f)        26,444         26,161
                                           ---------      ---------      -----------      ---------
       Pretax earnings (loss)                  1,338            492           65,403         60,846
                                           ---------      ---------      -----------      ---------
   Income tax expense                           (483)          (174)         (24,272)       (22,840)

Earnings (loss) from operations
   before minority interest                      855            318           41,131         38,006



                           See accompanying notes.

QUARTERS ENDED SEPTEMBER 30 (UNAUDITED)

                                               AMERCO AND CONSOLIDATED      SAC HOLDING CORPORATION AND
                                                    SUBSIDIARIES            CONSOLIDATED SUBSIDIARIES
                                                      (AMERCO)                    (SAC HOLDINGS)
                                               ------------------------      ------------------------
                                                  2001           2000           2001           2000
                                               ---------      ---------      ---------      ---------
                                                    (IN THOUSANDS)                  (IN THOUSANDS)


Minority interest                                     --             --             --             --
                                               ---------      ---------      ---------      ---------
       Net earnings (loss)                     $  41,686      $  41,233      $  (1,410)     $  (3,545)
                                               =========      =========      =========      =========


Basic and diluted earnings per common share:

Basic and diluted average common
   shares outstanding




                                                  ADJUSTMENTS AND
                                                    ELIMINATIONS
                                              ------------------------      ---------      ---------
                                                 2001           2000           2001            2000
                                              ---------      ---------      ---------      ---------
                                                    (IN THOUSANDS)              (IN THOUSANDS, EXCEPT
                                                                              SHARE AND PER SHARE DATA)

Minority interest                                   555          3,227             555           3,227
                                              ---------      ---------      ----------      ----------
       Net earnings (loss)                    $   1,410      $   3,545      $   41,686      $   41,233
                                              =========      =========      ==========      ==========


Basic and diluted earnings per common share:                                $     1.82      $     1.77
                                                                            ==========      ==========
Basic and diluted average common
   shares outstanding                                                       21,106,343      21,489,970
                                                                            ==========      ==========

                           See accompanying notes.

      AMERCO AND CONSOLIDATED SUBSIDIARIES AND SAC HOLDING CORPORATION AND
                            CONSOLIDATED SUBSIDIARIES

Note 11 - Notes to Consolidating Information

September 30, 2001 and 2000

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

RESULTS OF OPERATIONS

SIX MONTHS ENDED SEPTEMBER 30, 2001 VERSUS SIX MONTHS ENDED SEPTEMBER 30, 2000

Moving and Storage Operations

                                                         Adjustments
                                                             and
                                  AMERCO   SAC Holdings  Eliminations    Total
                               -----------------------------------------------
                                               (in thousands)

Six months ended
September 30, 2001
Revenues:
 Outside                      $   831,133      65,327      (19,486)     876,974
 Intersegment                         -           -            -            -
                               -----------------------------------------------
 Total revenues               $   831,133      65,327      (19,486)     876,974
Depreciation/amortization     $    52,420       4,134       (2,100)      54,454
Interest expense              $    40,856      27,283      (15,598)      52,541
Pretax earnings (loss)        $    95,945      (1,472)       2,100       96,573
Income tax expense            $   (34,408)       (111)        (750)     (35,269)
Identifiable assets           $ 1,489,276     531,092     (355,715)   1,664,653


                                                         Adjustments
                                                             and
                                  AMERCO   SAC Holdings  Eliminations    Total
                               -----------------------------------------------
                                              (in thousands)

Six months ended
September 30, 2000
Revenues:
 Outside                      $   806,415      47,813      (17,797)     836,431
 Intersegment                         -           -            -            -
                               -----------------------------------------------
 Total revenues               $   806,415      47,813      (17,797)     836,431
Depreciation/amortization     $    48,687       3,069         (999)      50,757
Interest expense              $    44,052      24,091      (14,929)      53,214
Pretax earnings (loss)        $   107,345      (5,217)         999      103,127
Income tax expense            $   (38,689)       (392)        (349)     (39,430)
Identifiable assets           $ 1,437,776     495,255     (427,035)   1,505,996

AMERCO
     Revenues consist of rental revenues and net sales. Total rental revenue was $702.4 million and $679.1 million for the six months ended September 30, 2001 and 2000, respectively. Net revenues from the rental of moving equipment increased by $16.1 million. The increase was primarily attributable to higher truck and trailer rental revenues and storage revenues.

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

     Net depreciation expense was $46.9 million and $39.1 million for the six months ended September 30, 2001 and 2000, respectively. The increase reflects increased depreciation on the rental truck fleet.

     Operating profit before tax and intercompany elimination was $112.2 million and $121.6 million for the six months ended September 30, 2001 and 2000, respectively.

SAC Holdings
     Rental revenues of $53.0 million and $39.9 million were recognized during the six months ended September 30, 2001 and 2000, respectively. Increased facility capacity through the acquisition of new locations and increased storage rates accounted for the increase. The occupancy of existing storage locations has remained stable.

     Net sales revenue was $12.3 million and $7.9 million for the six months ended September 30, 2001 and 2000, respectively. The growth is related to the acquisition of new locations.

     Operating expenses were $29.0 million and $21.2 million for the six months ended September 30, 2001 and 2000, respectively. Personnel costs, liability insurance, property taxes and utility expenses all increased proportionately in relation to the increased revenues from the acquisition of new locations.

     Net depreciation expense was $4.1 million and $3.1 million for the six months ended September 30, 2001 and 2000, respectively. The increase is attributed to the acquisition of new locations.

     Operating profit before interest and tax was $25.8 million and $18.9 million for the six months ended September 30, 2001 and 2000, respectively.

AMERCO's Real Estate Operations
     Rental revenue was $34.9 million and $36.1 million for the six months ended September 30, 2001 and 2000, respectively.

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

     The amortization of deferred acquisition costs (DAC) was $11.6 million and $6.4 million for the six months ended June 30, 2001 and 2000, respectively. The increase is mainly due to the premium growth and resultant deferral of acquisition expenses in 2000 for the assumed treaty and general agency programs.

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

Life Insurance
     Net premiums were $77.5 million and $51.5 million for the six months ended June 30, 2001 and 2000, respectively. Medicare Supplement premiums increased by $26.2 million; driven by new business, rate increases, and the acquisition of Christian Fidelity Life Insurance Company (CFLIC). Other business segments had premium decreases totaling $0.2 million.

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

Interest Expense

AMERCO
     Interest expense was $40.9 million and $44.1 million for the six months ended September 30, 2001 and 2000, respectively. The decrease can be attributed to total outstanding debt interest rate reductions.

SAC Holdings
     Interest expense was $27.3 million and $24.1 million for the six months ended September 30, 2001 and 2000, respectively. The increase is due to higher amounts of debt outstanding related to the acquisition of new locations.

Consolidated Group
     As a result of the foregoing, pretax earnings totaled $104.2 million and $117.9 million for the six months ended September 30, 2001 and 2000, respectively. After providing for income taxes, net earnings were $66.5 million and $73.9 million for the six months ended September 30, 2001 and 2000, respectively. After the elimination of SAC Holdings, net earnings were $66.7 and $78.8 for the six months ended September 30, 2001 and 2000, respectively. The net earnings of SAC Holdings are completely eliminated because AMERCO does not have an equity interest in SAC Holdings. The presentation of consolidated statements is due to a revised interpretation of ETIF 90-15 by the AMERCO's independent public accountants. AMERCO agrees with this interpretation.

QUARTER ENDED SEPTEMBER 30, 2001 VERSUS QUARTER ENDED DECEMBER 31, 2000

Moving and Storage Operations

                                                         Adjustments
                                                             and
                                  AMERCO   SAC Holdings  Eliminations    Total
                               ------------------------------------------------
                                               (in thousands)

Quarter ended
September 30, 2001
------------------
Revenues:
 Outside                      $   428,620      33,523      (10,354)     451,789
 Intersegment                         -           -            -            -
                               ------------------------------------------------
 Total revenues               $   428,620      33,523      (10,354)     451,789
Depreciation/amortization     $    22,469       2,152       (1,338)      23,283
Interest expense              $    19,736      15,083       (8,375)      26,444
Pretax earnings (loss)        $    59,444      (1,311)       1,338       59,471
Income tax expense            $   (21,796)        (99)        (483)     (22,378)
Identifiable assets           $ 1,489,276     531,092     (355,715)   1,664,653


                                                         Adjustments
                                                             and
                                  AMERCO   SAC Holdings  Eliminations    Total
                               ------------------------------------------------
                                              (in thousands)

Quarter ended
September 30, 2000
------------------
Revenues:
 Outside                      $   418,193      28,301      (11,075)     435,419
 Intersegment                         -           -            -            -
                               ------------------------------------------------
 Total revenues               $   418,193      28,301      (11,075)     435,419
Depreciation/amortization     $    24,381       1,954         (492)      25,843
Interest expense              $    21,242      14,296       (9,377)      26,161
Pretax earnings (loss)        $    58,419      (3,298)         492       55,613
Income tax expense            $   (21,177)       (247)        (174)     (21,598)
Identifiable assets           $ 1,437,776     495,255     (427,035)   1,505,996

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

SAC Holdings
     Rental revenues of $27.5 million and $23.5 million were recognized during the quarters ended September 30, 2001 and 2000, respectively. Increased facility capacity through the acquisition of new locations and increased storage rates accounted for the increase. The occupancy of existing storage locations has remained stable.

     Net sales revenue was $6.0 million and $4.8 million for the quarters ended September 30, 2001 and 2000, respectively. The growth is related to the acquisition of new locations.

     Operating expenses were $13.9 million and $12.0 million for the quarters ended September 30, 2001 and 2000, respectively. Personnel costs, liability insurance, property taxes and utility expenses all increased proportionately in relation to the increased revenues from the acquisition of new locations.

     Net depreciation expense was $2.2 million and $2.0 million for the quarter ended September 30, 2001 and 2000, respectively. The increase is attributed to the acquisition of new locations.

     Operating profit before interest and tax was $13.8 million and $11.0 million for the quarters ended September 30, 2001 and 2000, respectively.

AMERCO's Real Estate Operations
     Rental revenue was $17.0 million and $17.9 million for the quarters ended September 30, 2001 and 2000, respectively.

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

Interest Expense

AMERCO
     Interest expense was $19.7 million and $21.2 million for the quarters ended September 30, 2001 and 2000, respectively. The decrease can be attributed to interest rate reductions.

SAC Holdings
     Interest expense was $15.1 million and $14.3 million for the quarters ended September 30, 2001 and 2000, respectively. The increase is due to higher amounts of debt outstanding related to the acquisition of new locations.


Consolidated Group
     As a result of the foregoing, pretax earnings were $65.4 million and $60.8 million for the quarters ended September 30, 2001 and 2000, respectively. After providing for income taxes, net earnings were $41.1 million and $38.0 million for the quarters ended September 30, 2001 and 2000, respectively. After the elimination of SAC Holdings, the net earnings were $41.7 million and $41.2 million for the quarters ended September 30, 2001 and 2000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

AMERCO's Moving and Storage Operations
     To meet the needs of its customers, U-Haul maintains a large inventory of rental items. In the six months ended September 30, 2001 and 2000, capital expenditures were $120.9 million and $260.9 million, respectively. These expenditures primarily reflect the renewal of the rental truck fleet. The capital required to fund these acquisitions was obtained through internally generated funds from operations and through lease financings.

     Cash provided by operating activities was $40.8 million and $61.0 million for the six months ended September 30, 2001 and 2000, respectively. The decrease resulted primarily from a decrease in accounts payable and accrued liabilities.

     At September 30, 2001, total outstanding notes and loans payable was $1,095.6 million as compared to $1,156.8 million at March 31, 2001.

SAC Holdings
     Cash used by operating activities was $0.7 million and $0.6 million for the six months ended September 30, 2001 and 2000, respectively.

     At September 30, 2001, total outstanding notes and mortgages payable were $514.8 million compared to $504.2 million at March 31, 2001.

     SAC Holdings intends to meet its current debt obligations through cash flows generated from its operating activities.

AMERCO's Real Estate Operations
     Cash provided (used) by operating activities was $(27.4) million and $8.3 million for the six months ended September 30, 2001 and 2000, respectively. The decrease resulted from a decrease in accrued liabilities and lower net earnings.

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

Consolidated group
     At September 30, 2001, total outstanding notes and mortgages payable for AMERCO and consolidated subsidiaries was $1,095.6 million compared to $1,156.8 million at March 31, 2001. At September 30, 2001, total outstanding notes and mortgages payable for SAC Holdings and consolidated subsidiaries was $514.8 million compared to $504.2 million at March 31, 2001. SAC Holdings' loan agreements have no guarantees, or triggers that could create a guarantee, from AMERCO. SAC Holdings' creditors have no recourse to AMERCO. AMERCO is not liable for the debts of SAC Holdings. Further, there are no cross default provisions on indebtedness between AMERCO and SAC Holdings.

     AMERCO has no (and has never had any) ownership interest in SAC Holdings or its subsidiaries. The presentation of the consolidated statements has no bearing on the credit agreements or the operations of each. The accounts of AMERCO and SAC Holdings are presented as consolidated due to a revised interpretation of EITF 90-15 by the Company's independent public accountants.

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

     The Company intends to meet these needs through cash flows, existing lines of credit, additional borrowings and sale of assets. We may be unable to secure such additional borrowings on satisfactory terms or in a timely manner. Depending on the results of our operations, and general economic and competitive conditions, many of which we cannot control, we may take certain actions, including delaying or reducing capital expenditures.

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

     Certain of AMERCO's credit agreements contain restrictive financial and other covenants, including, among others, covenants with respect to incurring additional indebtedness, making third party guarantees, entering into contingent obligations, maintaining certain financial ratios and placing certain additional liens on its properties, assets and restricting the issuance of certain types of preferred stock. At September 30, 2001, AMERCO was in compliance with these covenants. AMERCO's various credit and financing arrangements are affected by its credit ratings such that were AMERCO to experience a credit downgrade, the interest rates that it is charged might be increased, which would result in an increase in the Company's interest expense and hinder its ability to obtain additional financing on terms acceptable to it, if at all.

     SAC Holdings' operations are funded by various mortgage loans and unsecured notes, with interest rates ranging from 8.0% to 13.0%. SAC does not utilize revolving lines of credit or leasing facilities to finance its operations or acquisitions. Certain of SAC's agreements contain restrictive covenants including coverage ratios and restrictions in incurring additional subsidiary indebtedness. At September 30, 2001, SAC Holdings was in compliance with all of these covenants.

     Reference is made to Note 5 of Notes to Consolidated Financial Statements in AMERCO's Annual Report on Form 10-K for the fiscal year ended March 31, 2001 for additional information about AMERCO's credit agreements.

CRITICAL ACCOUNTING POLICIES

PROPERTY, PLANT AND EQUIPMENT
     Property, plant and equipment are carried at cost and are depreciated on the straight-line and accelerated methods over the estimated useful lives of the assets. Building and non-rental equipment have estimated lives ranging from three to fifty-five years, while rental equipment have estimated lives ranging from one to twenty years. Maintenance is charged to operating expenses as incurred, while renewals and betterments are capitalized. Major overhaul costs are amortized over the estimated period benefited. Gains and losses on dispositions are netted against depreciation expense when realized. Interest costs incurred as part of the initial construction of assets are capitalized. During fiscal year 2002, based on an in-depth market analysis, U-Haul increased the estimated salvage value of certain rental trucks. The effect of the changes increased net earnings by $1,515,000 ($0.07 per share) for the six months ended September 30, 2001. The adjustment reflects management's best estimate, based on information available, of the estimated salvage value of these rental trucks.

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

          3.1     Restated Articles of Incorporation (1)
          3.2     Restated By-Laws of AMERCO as of August 27, 1997 (2)
         10.1     Management Agreement between Eighteen SAC Self Storage
                  Corporation and subsidiaries of AMERCO(1)
         10.2     Management Agreement between Twenty SAC Self Storage
                  Corporation and subsidiaries of AMERCO(1)
         10.3 Management Agreement between Twenty-One SAC Self Storage Corporation and subsidiaries of AMERCO(1)
         10.4 Management Agreement between Twenty-Two SAC Self Storage Corporation and subsidiaries of AMERCO(1)
         10.5 Management Agreement between Twenty-Three SAC Self Storage Corporation and subsidiaries of AMERCO(1)
         10.6 Promissory note between SAC Holding Corporation and a subsidiary of AMERCO(3)
         10.7 Promissory note between SAC Holding Corporation and a subsidiary of AMERCO(3)
         10.8 Promissory note between SAC Holding Corporation and Oxford Life Insurance Company(3)
         10.9 Promissory note between SAC Holding Corporation and a subsidiary of AMERCO(3)
         10.10 Promissory note between SAC Holding Corporation and a subsidiary of AMERCO(3)
         10.11 Promissory note between SAC Holding Corporation and a subsidiary of AMERCO(3)
         10.12 Promissory note between SAC Holding Corporation and a subsidiary of AMERCO(3)
         10.13 Promissory note between SAC Holding Corporation and a subsidiary of AMERCO(3)
         10.14 Management Agreement between Securespace Limited Partnership and a subsidiary of AMERCO(3)
         10.15 Purchase and sale agreement between Eighteen SAC Self-Storage Corporation subsidiaries of AMERCO(3)
         10.16 Purchase and sale agreement between Twenty SAC Self-Storage Corporation, Twenty-One SAC Self-Storage Corporation, Twenty-Two SAC Self-Storage Corporation, Twenty-Three SAC Self-Storage Corporation and subsidiaries of AMERCO(3)
         10.17    Management Agreement between Twenty-Four SAC Self Storage
                  Limited Partnership and subsidiaries of AMERCO
         10.18    Management Agreement between Twenty-Five SAC Self Storage
                  Limited Partnership and subsidiaries of AMERCO
         10.19    Management Agreement between Twenty-Six SAC Self Storage
                  Limited Partnership and subsidiaries of AMERCO
         10.20 Management Agreement between Twenty-Seven SAC Self Storage Limited Partnership and subsidiaries of AMERCO


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


                                  U-Haul International, Inc.
                                  ____________________________________
                                           (Registrant)


Dated: May 20, 2002                  By: /S/ GARY B. HORTON
                                  ____________________________________
                                   Gary B. Horton, Assistant Treasurer
                                      (Principal Financial Officer)