Form 10-K
period 2003-03-31
U HAUL INTERNATIONAL INC; AMERCO /NV/
filed 2003-08-25
CIK 4458, 4457

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K for Annual and Transition Reports

Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission	Registrant, State of Incorporation	I.R.S. Employer
File Number	Address and Telephone Number	Identification No.

1-11255	AMERCO (A Nevada Corporation) 1325 Airmotive Way, Suite 100 Reno, Nevada 89502-3239 Telephone (775) 688-6300	88-0106815

2-38498	U-Haul International, Inc. (A Nevada Corporation) 2727 N. Central Avenue Phoenix, Arizona 85004 Telephone (602) 263-6645	86-0663060

Securities registered pursuant to Section 12(b) of the Act:

Name of Each Exchange
Registrant	Title of Class	on Which Registered

AMERCO	Series A 8 1/2% Preferred Stock	New York Stock Exchange
U-Haul International, Inc.	None

Securities registered pursuant to Section 12(g) of the Act:

Name of Each Exchange
Registrant	Title of Class	on Which Registered

AMERCO	Common	NASDAQ
U-Haul International, Inc.	None

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☐          No ☑

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2 of the Act).     Yes ☐          No ☑

     20,621,499 shares of AMERCO common stock, $0.25 par value, were outstanding at August 15, 2003. The aggregate market value of AMERCO common stock held by non-affiliates (i.e., stock held by persons other than officers, directors and 5% shareholders of AMERCO) on September 30, 2002 was $66,678,706. The aggregate market value was computed using the closing price for the common stock trading on NASDAQ on such date.

     5,385 shares of U-Haul International, Inc. common stock, $0.01 par value, were outstanding at August 15, 2003. None of these shares were held by non-affiliates.

PART I
Item 1. Business:
Item 2. Properties
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
PART II
Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters
Item 6. Selected Financial Data as Restated AMERCO and Consolidated Subsidiaries and SAC Holdings and Consolidated Subsidiaries
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Item 8. Financial Statements and Supplementary Data
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
Item 10. Directors and Executive Officers of the Registrants
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13. Certain Relationships and Related Transactions
Item 14. Controls and Procedures
PART IV, ITEM 16, EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
EX-3.3
EX-3.4
EX-10.64
EX-10.65
EX-10.66
EX-10.67
EX-10.68
EX-10.69
EX-21
Exhibit 23.1
Exhibit 23.2
EX-99.1
EX-99.2
EX-99.3
EX-99.4

PART I

Item 1.	Business:

A.	AMERCO and Consolidated Subsidiaries, SAC Holding Corporation and Consolidated Subsidiaries and SAC Holding Corporation II and Consolidated Subsidiaries

      AMERCO, a Nevada corporation (“AMERCO”), is the holding company for U-Haul International, Inc. (“U-Haul”), Amerco Real Estate Company (“Real Estate”), Republic Western Insurance Company (“RepWest”) and Oxford Life Insurance Company (“Oxford”). Throughout this Form 10-K, unless the context otherwise requires, the term “Company” refers to AMERCO and all of its legal subsidiaries. AMERCO’s executive offices are located at 1325 Airmotive Way, Suite 100, Reno, Nevada 89502-3239, and the telephone number is (775) 688-6300. As used in this Form 10-K, all references to a fiscal year refer to AMERCO’s fiscal year ended March 31 of that year. RepWest and Oxford are consolidated on the basis of calendar years ended December 31. Accordingly, all references to the years 2002, 2001 and 2000 for RepWest and Oxford correspond to AMERCO’s fiscal years 2003, 2002 and 2001, respectively. The Company has four industry segments represented by Moving and Storage Operations (U-Haul), Real Estate, Property and Casualty Insurance (RepWest) and Life Insurance (Oxford). See Note 22 of Notes to Consolidated Financial Statements in Item 8 for financial information regarding the industry segments and geographic areas.

      SAC Holding Corporation and SAC Holding Corporation II, Nevada corporations (collectively, “SAC Holdings”), are the holding companies for several individual corporations that own self-storage properties managed by AMERCO subsidiaries in the ordinary course of business. The Company has made significant loans to SAC Holdings and is entitled to participate in SAC Holdings’ excess cash flow (after senior debt service). Mark V. Shoen, a significant shareholder of AMERCO and executive officer of U-Haul, owns substantially all of the equity interest of SAC Holdings. The Company does not have an equity ownership interest in SAC Holdings, except for minority investments made by RepWest and Oxford in a SAC Holdings-controlled limited partnership, which holds Canadian self-storage properties. SAC Holdings is not a legal subsidiary of AMERCO. The Company is not liable for the debts of SAC Holdings and there are no default provisions in the Company’s indebtedness that cross-default to SAC Holdings’ obligations nor are there provisions in SAC Holdings indebtedness that cross-default to the Company’s obligations. U-Haul currently manages the properties owned by SAC Holdings under management agreements and receives a management fee. SAC Holdings operates in one business segment — moving and storage operations. For financial reporting purposes, SAC Holdings is treated as a special purpose entity, with no independent equity at risk, and therefore the Company includes the amounts of SAC Holdings in the consolidated financial statements.

Available Information

      Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13 (a) or 15 (d) of the Securities Exchange Act are available free of charge on our website at www.uhaul.com as soon as reasonably practicable after electronically filing such reports with the SEC. Information contained on our website is not part of this report.

Recent Developments

Chapter 11 Filing

      On June 20, 2003 (the “Petition Date”), AMERCO filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court, District of Nevada (the “Bankruptcy Court”) (Case No. 0352103). Amerco Real Estate Company filed a voluntary petition for relief under Chapter 11 on August 13, 2003. AMERCO’s other subsidiaries were not included in either of the filings. AMERCO and Real Estate will continue to manage their properties and operate their businesses as “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code. The Bankruptcy Court approved the joint administration of the Chapter 11 proceedings. Hereafter, references to AMERCO’s Chapter 11 also include Amerco Real Estate Company as applicable. In general, as debtor-in-possession, AMERCO is authorized under Chapter 11 to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court. Specific information pertaining to the bankruptcy filing may be obtained from our website www.amerco.com. The information on this website is not considered part of this report.

      The Chapter 11 filing was undertaken to facilitate a restructuring of AMERCO’s debt in response to liquidity issues, which developed during the second half of 2002. In February, 2002, the Company’s prior independent auditor advised the Company that its financial statements would have to be consolidated for reporting purposes with those of SAC Holdings. This consolidation, and the resulting lack of clarity regarding AMERCO’s operating results and financial condition, contributed substantially and directly to a series of significant developments adversely impacting the Company’s access to capital. The consolidation of SAC Holdings resulted in a material decrease in the Company’s reported net earnings and net worth and a corresponding increase in its consolidated leverage ratios. Consolidating SAC Holdings also required a costly and time-consuming restatement of prior period results that led to the untimely filing of quarterly and annual reports with the Securities and Exchange Commission.

      As the situation was occurring, AMERCO was attempting to negotiate the replacement of its $400 million credit facility with JP Morgan Chase. On June 28, 2002, AMERCO entered into a new credit facility with JP Morgan Chase, which reduced AMERCO’s line of credit to $205 million. The terms of the new JP Morgan Chase facility required that AMERCO raise $150 million through a capital markets transaction prior to October 15, 2002. Additionally, AMERCO had payments for principal and related SWAP arrangements under AMERCO’s Series 1997-C Bond Backed Asset Trust (“BBAT”) maturing October 15, 2002. In response to these requirements, AMERCO undertook a $275 million bond offering. The bond offering was ultimately unsuccessful, exemplifying AMERCO’s significantly reduced access to the capital markets to meet its financial needs due to, among other things, the confusion and adverse perception resulting from the SAC Holdings consolidation. On October 15, 2002, AMERCO defaulted on the repayment of the BBATs, which led to cross-defaults and an acceleration of substantially all of the other outstanding instruments in the Company’s debt structure.

      Since that time, AMERCO has continuously negotiated with its creditor groups to attempt to reach a consensual restructuring arrangement that would provide for the repayment of all creditors and the maintenance of AMERCO’s existing equity. However, while substantial progress has been made in negotiations with certain key creditor constituencies, the complexity of AMERCO’s capital structure and the diversity of interests of the creditor groups has made an equitable and consensual restructuring, outside of formal reorganization proceedings, exceedingly difficult. Accordingly, AMERCO filed its Chapter 11 proceeding to provide the structure and framework to finalize and implement a restructuring of all of its debt.

      We have secured from Wells Fargo Foothill a $300 million debtor-in-possession financing facility (the “DIP Facility”), and a commitment for a $650 million bankruptcy emergence facility. These financing arrangements provide the basic foundation upon which AMERCO plans to build its reorganization plan. On August 13, 2003, Real Estate was filed into Chapter 11 proceedings in order to facilitate granting security to the lending group in the real estate assets. Real Estate administers all of the Company’s real property and owns approximately 90% of the Company’s real estate assets.

      The exit or emergence financing facility will be used to fund cash payments to AMERCO’s creditors, with the balance of the creditor claims being paid through the issuance of new, restructured debt securities at market interest rates. Notwithstanding AMERCO’s default on the BBATs in October 2002, and the resulting cross-defaults under AMERCO’s other debt facilities, until the Petition Date AMERCO has remained current in interest payments on all of its debt obligations, in many cases at default interest rates.

      In order to exit Chapter 11 successfully, AMERCO will need to propose, and obtain confirmation by the Bankruptcy Court of, a plan of reorganization that satisfies the requirements of the Bankruptcy Code. A plan of reorganization would resolve, among other things, AMERCO’s pre-petition obligations and set forth the revised capital structure. The timing of filing a plan of reorganization by AMERCO will depend on the timing and outcome of numerous other ongoing matters in the Chapter 11 case. Although AMERCO expects to file a “full-value” plan of reorganization that provides creditors with a combination of cash and new debt securities equal to the full amount of their allowed claims as well as AMERCO’s emergence from bankruptcy as a going concern, there can be no assurance at this time that a plan of reorganization will be confirmed by the Bankruptcy Court or that any such plan will be implemented successfully.

      Under Section 362 of the Bankruptcy Code, the filing of a bankruptcy petition automatically stays most actions against a debtor, including most actions to collect pre-petition indebtedness or to exercise control over the property of the debtor’s estate. Absent an order of the Bankruptcy Court, substantially all pre-petition liabilities are subject to settlement under the plan of reorganization.

      Under Section 365 of the Bankruptcy Code, AMERCO may assume, assume and assign, or reject certain executory contracts and unexpired leases, subject to the approval of the Bankruptcy Court and certain other conditions. In general, rejection of an unexpired lease or executory contract is treated as a pre-petition breach of the lease or contract in question. Subject to certain exceptions, this rejection relieves AMERCO of performing its future obligations under that lease or contract but entitles the lessor or contract counterparty to a pre-petition general unsecured claim for damages caused by the deemed breach.

      Counterparties to these rejected contracts or leases may file proofs of claim against AMERCO’s estate for such damages. Generally, the assumption of an executory contract or unexpired lease requires a debtor to cure most existing defaults under such executory contract or unexpired lease.

      The United States Trustee for the District of Nevada (the “U.S. Trustee”) has appointed an official committee of unsecured creditors (the “Creditors’ Committee”) and an Equity Committee. The Creditors’ Committee and Equity Committee and their respective legal representatives have a right to be heard on certain matters that come before the Bankruptcy Court. There can be no assurance that the Creditors’ Committee and Equity Committee will support AMERCO’s positions or AMERCO’s ultimate plan of reorganization, once proposed, and disagreements between AMERCO and the Creditors’ Committee and Equity Committee could protract the Chapter 11 case, could negatively impact AMERCO’s ability to operate during the Chapter 11 case, and could prevent AMERCO’s emergence from Chapter 11.

      At this time, it is not possible to predict accurately the effect of the Chapter 11 reorganization process on the Company’s business or when AMERCO may emerge from Chapter 11. The Company’s future results depend on the timely and successful confirmation and implementation of a plan of reorganization. The rights and claims of various creditors and security holders will be determined by the plan as well. Although AMERCO expects to file and consummate a “full value” plan of reorganization that provides creditors with a combination of cash and new debt securities equal to the full amount of their allowed claims and also preserves the value of AMERCO’s common and preferred stock, no assurance can be given as to what values, if any, will be ascribed in the bankruptcy proceedings to each of these constituencies. Accordingly, the Company urges that appropriate caution be exercised with respect to existing and future investments in any of such securities and claims. The Company’s financial settlements included in this Form 10-K do not reflect the effects of the bankruptcy filing. Also, the auditor’s opinion contains a going concern opinion that raises substantial doubt about our ability to continue as a going concern. See Note 1 of Notes to Consolidated Financial Statements in Item 8.

Financial Statement Re-audit and Resulting Restatement of 2002 and 2001 Financial Statements

      BDO Seidman, LLP (“BDO”) has completed the re-audit of the financial statements of AMERCO and its subsidiaries and SAC Holdings and its subsidiaries for the fiscal years ended March 31, 2002 and 2001. In connection with this re-audit, it was determined that there was a need for the Company to record adjustments relating to insurance reserves for prior periods at AMERCO and its subsidiary, RepWest; to adjust for recognizing losses of Private Mini pursuant to the equity method; as well as other significant adjustments. These adjustments have resulted in the restatement of the Company’s financial statements for the fiscal years ended March 31, 2002 and 2001.

	2002		2001

	As Previously		As Previously
	Reported	Restated	Reported	Restated

		(In thousands)
Revenues	2,058,506	2,193,579	1,882,447	2,029,480
Net earnings (loss)	2,721	(47,440)	1,012	(42,110)

      This report contains restated consolidated financial statements for the years ended March 31, 2002 and 2001, and for the quarters ended in the periods ended March 31, 2002 and December 31, 2002.

      The major components for the restatement were related to 1) insurance and 2) the equity loss recognition of Private Mini by AMERCO. For 2002 the insurance related after tax adjustment was $45 million and for 2001 it was $38 million. The Private Mini related adjustment for 2002 was $7 million and for 2001 it was $5.7 million.

      As a result of the restatement, total assets as of March 31, 2002 decreased from $3,773,455 to $3,732,317 and total stockholders’ equity as of March 31, 2002 decreased from $499,106 to $381,524.

      For more information about the reinstatements, see Note 2 to the Consolidated Financial Statements.

SEC Investigation

      The Securities and Exchange Commission (“SEC”) has issued a formal order of investigation to determine whether the Company has violated the Federal securities laws. On January 7, 2003, the Company received the first of four subpoenas issued by the SEC. SAC Holdings, the Company’s current and former auditors, and others have also received one or more subpoenas relating to this matter. The Company is cooperating fully with the SEC and is facilitating the expeditious review of its financial statements and any other issues that may arise. The Company has produced a large volume of documents and other materials in response to the subpoenas, and the Company is continuing to assemble and produce additional documents and materials for the SEC. Although the Company has fully cooperated with the SEC in this matter and intends to continue to fully cooperate, the SEC may determine that the Company has violated Federal securities laws. We cannot predict when this investigation will be completed or its outcome. If the SEC makes a determination that we have violated Federal securities laws, we may face sanctions, including, but not limited to, significant monetary penalties and injunctive relief.

Department of Labor Investigation

      The United States Department of Labor (“DOL”) is presently investigating whether there were violations of the Employee Retirement Income Security Act of 1974 (“ERISA”) involving the AMERCO Employee Savings, Profit Sharing, and Employee Stock Ownership Plan (the “Plan”). The DOL has interviewed a number of Company representatives as well as the Plan fiduciaries and has issued a subpoena to the Company and a subpoena to SAC Holdings. At the present time, the Company is unable to determine whether the DOL will assert any claims against the Company, SAC Holdings, or the Plan fiduciaries. The DOL has asked AMERCO and its current directors as well as the Plan Trustees to sign an agreement tolling the statute of limitations until December 31, 2003 with respect to any claims arising out of certain transactions between AMERCO or any affiliate of AMERCO and SAC Holdings or any of its affiliates and such persons have done so. The DOL recently asked such parties to extend the tolling agreement. The DOL has not advised the Company that it believes that any violations of ERISA have in fact occurred. Instead, the DOL is simply investigating potential violations. The Company intends to take any corrective action that may be needed in light of the DOL’s ultimate findings. Although the Company has fully cooperated with the DOL in this matter and intends to continue to fully cooperate, the DOL may determine that the Company has violated ERISA. In that event, the Company may face sanctions, including, but not limited to, significant monetary penalties and injunctive relief.

Nasdaq Listing Status

      On June 24, 2003, the Company received a letter from Nasdaq indicating that, in light of AMERCO’s recent Chapter 11 filing, a Nasdaq Listing Qualifications Panel (the “Panel”) would consider such filing and associated concerns in rendering a determination regarding AMERCO’s continued listing status. Nasdaq has requested, and AMERCO has provided, information regarding AMERCO’s Chapter 11 filing and the anticipated effect of the reorganization process on the shareholders of AMERCO. On August 13, 2003, AMERCO received a letter from Nasdaq indicating that the Panel has determined to continue the listing of AMERCO’s common stock on Nasdaq provided that: (1) on or before August 22, 2003, AMERCO files this report and its Form 10-Q for the quarter ended June 30, 2003 with the SEC and Nasdaq (Nasdaq has been advised that this deadline was not met and further discussions with Nasdaq are anticipated); (2) on or before deadlines determined by the Panel, AMERCO submits to Nasdaq a copy of the Company’s plan of reorganization as filed with the bankruptcy court, a copy of any amendments to the plan of reorganization as submitted to the bankruptcy court; documentation evidencing that AMERCO has commenced the solicitation of votes regarding the plan of reorganization, as well as documentation evidencing that the plan of reorganization has been confirmed by the bankruptcy court; and (3) on or before January 9, 2004, AMERCO submits documentation to Nasdaq evidencing its emergence from bankruptcy. In addition to the foregoing, AMERCO must comply with all other requirements for continued listing on Nasdaq. Although AMERCO intends to seek a modification of the deadlines to file its Form 10-K and Form  10-Q as discussed above and to take all actions available to maintain its Nasdaq listing, there can be no assurance that AMERCO will be able to do so. In addition, as a result of the Chapter 11 filing and the late filing of this report, AMERCO’s trading symbol was changed by Nasdaq to “UHAEQ”.

New York Stock Exchange Listing Status

      The New York Stock Exchange (the “NYSE”) has completed a review of the continued listing of the Series A 8 1/2% preferred stock of AMERCO following the Company’s filing for protection under Chapter 11. According to NYSE, this assessment has shown that the Company is currently in compliance with all of the NYSE’s quantitative continued listing standards. The NYSE will continue to closely monitor events at the Company in connection with assessing the appropriateness of continued listing of the Company’s preferred stock. The NYSE has indicated that it will give consideration to immediate suspension of the Company’s preferred stock if authoritative advice is received that the Company’s securities, including the common stock, are without value, or if the Company subsequently falls below any of the NYSE’s quantitative continued listing standards. In addition, the NYSE noted that it may, at any time, suspend a security if it believes that continued dealings in the security on the NYSE are not advisable.

AMERCO Chief Financial Officer

      On April 14, 2003, Gary B. Horton, Treasurer of AMERCO, announced his retirement from the Company and its subsidiaries effective August 1, 2003. On April 21, 2003, Andrew A. Stevens joined AMERCO as its Chief Financial Officer. Mr. Stevens left on August 7, 2003 to pursue other opportunities. The search for a new Chief Financial Officer is in progress. Mr. Horton has agreed to postpone his retirement to facilitate the transition to the new Chief Financial Officer.

Arizona Department of Insurance Supervision of Republic Western

      On May 20, 2003, RepWest consented to an Order for Supervision issued by the Arizona Department of Insurance (“DOI”). The DOI determined that RepWest’s level of risk based capital (“RBC”) allowed for regulatory control. Pursuant to this order and Arizona law, during the period of supervision, RepWest may not engage in any of the following activities without the prior approval of the DOI:

a. dispose of, convey or encumber any of its assets or its business in force;

b. withdraw any of its bank accounts;

c. lend any of its funds;

d. invest any of its funds;

e. transfer any of its property;

f. incur any debt, obligation or liability including the issuance of all new and renewal business;

g. merge or consolidate with another company;

h. enter into any new reinsurance contract or treaty; or

i. enter into any affiliate transactions

      In order to abate the DOI’s order, RepWest must establish that it possesses surplus in compliance with Arizona law and as the Arizona Director of Insurance may require based on type, volume or nature of its business pursuant to Arizona law and establish that it has eliminated the specific credit risk associated with the exposures to AMERCO and its affiliates.

      If RepWest fails to satisfy the requirements to abate DOI’s concerns, the DOI may take further action, including, but not limited to, commencing a conservatorship.

      In April 2003, RepWest announced that in connection with the Company’s overall restructuring efforts, it is redirecting its operating focus. In particular, RepWest is exiting non-U-Haul related lines of business. This exit may result in near term losses as these lines are eliminated.

Moving and Storage Operations

      Moving and self-storage operations consist of the rental of equipment such as trucks and trailers, the sale of moving and storage supplies such as boxes and the rental of self-storage spaces to both moving and storage customers. Operations are conducted using the registered tradename U-Haul® throughout the United States and Canada.

Real Estate Operations

      Real Estate owns approximately 90% of the Company’s real estate assets, including U-Haul Center and Storage locations. Various U-Haul and Insurance companies own the remainder of the real estate assets. Real Estate is responsible for overseeing property acquisitions, dispositions and managing environmental risks of the properties.

Property and Casualty Insurance

      RepWest originates and reinsures property and casualty-type insurance products for various market participants, including independent third parties, U-Haul’s customers, independent dealers and the Company. In April 2003, RepWest announced that in connection with AMERCO’s overall restructuring efforts, in order to reduce costs and to build upon its core strengths, RepWest is exiting non-U-Haul related lines of business. This exit may result in near term losses as these lines are eliminated.

Life Insurance

      Oxford originates and reinsures annuities, credit life and disability, single premium whole life, group life and disability coverage, and Medicare supplement insurance. Oxford also administers the self-insured employee health and dental plans for AMERCO.

      On November 13, 2000, Oxford acquired all of the issued and outstanding shares of Christian Fidelity Life Insurance Company (“CFLIC”) in an exchange of cash for stock. CFLIC is a Texas-based insurance company specializing in providing supplemental health insurance and is licensed in 31 states. The acquisition was accounted for using the purchase method of accounting and, accordingly, CFLIC’s results of operations have been included in the consolidated financial statements since the date of acquisition. Oxford funded the acquisition from available cash and short-term funds.

B.     History

      U-Haul was founded in 1945 under the name “U-Haul Trailer Rental Company”. From 1945 to 1974, U-Haul rented trailers and, starting in 1959, trucks on a one-way and In-Town® basis exclusively through independent dealers. Since 1974, U-Haul has developed a network of Company managed rental centers (U-Haul Centers) through which U-Haul also rents its trucks and trailers and provides related products and services (e.g., the sale and installation of hitches, as well as the sale of boxes and other moving and storage supplies). At March 31, 2003, U-Haul’s distribution network included 1,350 Company operated centers and 14,274 independent dealers.

C.     Moving and Storage Operations

Business Strategies

      The U-Haul business strategy remains focused on do-it-yourself moving and self-storage customers. U-Haul believes that customer access, in terms of truck or trailer availability and proximity of rental locations, is critical to its success. Under the U-Haul name, our strategy is to offer, in an integrated manner over an extensive and geographically diverse network of 15,624 Company operated Centers and independent dealers, a wide range of products and services to do-it-yourself moving and self-storage customers.

Moving Operations

      U-Haul has a variety of product offerings. Rental trucks are designed with do-it-yourself customers in mind. U-Haul trailers are suited to the low profile of many newly manufactured automobiles. As of March 31, 2003, the U-Haul rental equipment fleet consisted of approximately 92,000 trucks, 73,000 trailers and 19,000 tow dollies. Additionally, U-Haul provides support items such as furniture pads, utility dollies and handtrucks.

      Approximately 90% of U-Haul’s gross rental revenue is generated from do-it-yourself residential movers. Moving rentals include:

(i) In-Town® rentals, where the equipment is returned to the originating U-Haul location and

(ii) One-way rentals, where the equipment is returned to a U-Haul location in another city.

      U-Haul’s truck and trailer rental business tends to be seasonal, with proportionally more transactions and revenues generated in the spring and summer months than during the balance of the year.

      U-Haul sells a wide selection of moving supplies that include boxes, tape and packaging materials. U-Haul Centers also sell and install hitches and towing systems, and sell propane.

      U-Haul offers protection packages such as:

(i) Safemove® — which currently provides moving customers with a damage waiver, cargo protection and medical and life coverage;

(ii) Safestor® — which currently provides self-storage rental customers with various types of protection for their goods in storage; and

(iii) Safetow® — which currently provides towing customers with a damage waiver, cargo protection and medical and life coverage.

      Independent dealers receive U-Haul equipment on a consignment basis and are paid a commission on gross revenues generated from their rentals. U-Haul maintains contracts with its independent dealers that may typically be terminated upon 30 days written notice by either party.

      Historically U-Haul has designed and manufactured its truck van boxes, trailers and various other support rental equipment items. Truck chassis are manufactured by both foreign and domestic truck manufacturers. These chassis receive certain post-delivery modifications and are joined with van boxes at strategically located Company-owned manufacturing and assembly facilities in the United States. From time to time, U-Haul buys its truck bodies from a third party provider of such items.

      U-Haul services and maintains its trucks and trailers through an extensive preventive-maintenance program, generally performed at Company-owned facilities located at or near U-Haul Centers. Major repairs are performed either by the chassis manufacturers’ dealers or by Company-owned repair shops.

Competition

      A highly competitive industry exists within the moving truck and trailer rental market. There are two distinct users of rental trucks: commercial users and do-it-yourself users. U-Haul focuses on the do-it-yourself residential user. Within this group, U-Haul believes that the principal competitive factors are convenience of rental locations, availability of quality rental equipment and price. U-Haul’s major competitors in the rental market are Budget Car and Truck Rental Company and Penske Truck Leasing.

Self-storage Business

      U-Haul entered the self-storage business in 1974 and has increased its presence in the industry through the acquisition and conversion of existing facilities and new construction. In addition, U-Haul has entered into management agreements to manage self-storage properties owned by others, including SAC Holdings. U-Haul has also entered into a strategic and financial partnership with Private Mini Storage Realty, L.P., a Texas-based operator of self-storage properties.

      Through 1,023 owned, managed or equity participating self-storage locations in the United States and Canada, U-Haul offers for rent more than 32.5 million square feet of self-storage at March 31, 2003. This is an increase of 1.4 million square feet over the prior year. U-Haul’s self-storage facility locations range in sizes up to 152,600 square feet of storage space, with individual storage units in sizes from 15 to 400 square feet.

      The primary market for storage rooms is the storage of household goods. With the addition of 18,833 storage rooms during fiscal year 2003, the average occupancy rate of same store facilities operating over one year was 82.9%, with modest seasonal variations.

Competition

      The primary competition for a U-Haul self-storage location is other self storage facilities within a geographic area offering a comparable level of convenience to the customer.

Employees

      As of March 31, 2003, U-Haul’s non-seasonal work force consisted of 16,145 full and part-time employees.

D.     Real Estate Operations

Real Estate Operations

      Real Estate owns approximately 90% of the Company’s real estate assets, including U-Haul Center and Storage locations. Various U-Haul and Insurance companies own the remainder of the real estate assets. Real Estate is responsible for overseeing property acquisitions, dispositions and managing environmental risks of the properties.

Environmental Matters

      Compliance with environmental requirements of federal, state and local governments significantly affects Real Estate’s business operations. Among other things, these requirements regulate the discharge of materials into the water, air and land and govern the use and disposal of hazardous substances. Real Estate is aware of issues regarding the presence of hazardous substances on some of its properties. Real Estate regularly makes capital and operating expenditures to stay in compliance with environmental laws and has put in place a remedial plan at each site where it believes such a plan is necessary. Since 1988, Real Estate has managed a testing and removal program for underground storage tanks. Under this program, we have spent $43.7 million through March 31, 2003. See also Item 3. Legal Proceedings.

E.     Insurance Operations

Business Strategies

      RepWest originates and reinsures property and casualty type insurance products for various market participants, including independent third parties, U-Haul’s customers, independent dealers and the Company. In April 2003, RepWest announced that in connection with AMERCO’s overall restructuring efforts, and in order to reduce costs and to build upon its core strengths, RepWest has ceased writing and is exiting non-U-Haul related lines of business.

      Oxford’s business strategy is long-term capital growth through direct writing and reinsuring of annuity, credit life and disability and Medicare supplement products. In the past Oxford has pursued a growth strategy of increased direct writing via acquisitions of insurance companies, expanded distribution channels and product development. The acquisitions of North American Insurance Company and Safe Mate Life Insurance Company in 1997 and Christian Fidelity Life Insurance Company in 2000 represent a significant movement toward this long-term goal. Oxford has significantly expanded product offerings, distribution channels and administrative capabilities through these acquisitions.

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

      The investment strategies of RepWest and Oxford emphasize protection of principal through the purchase of investment grade fixed-income securities. Approximately 88.0% of RepWest’s and 88.6% of Oxford’s fixed-income securities consist of investment grade securities (NAIC-2 or greater). The maturity distributions are designed to provide sufficient liquidity to meet future cash needs.

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

Regulation

      RepWest and Oxford are subject to regulation by state insurance regulatory agencies. The regulation extends to such matters as licensing companies and agents, restricting the types, quality or quantity of investments, regulating capital and surplus and actuarial reserve maintenance, setting solvency standards, filing of annual and other reports on financial condition, and regulating trade practices. State laws also regulate transactions and dividends between an insurance company and its parent or affiliates, and generally require prior approval or notification for any change in control of the insurance subsidiary.

      The insurance and reinsurance regulatory framework has been subjected to increased scrutiny by the National Association of Insurance Commissioners (“NAIC”), federal and state legislatures and insurance regulators. These regulators are considering increased regulations, with an emphasis on insurance company investment and solvency issues. It is not possible to predict the future impact of changing state and federal regulations on the operations of RepWest and Oxford.

      In 1998, the NAIC adopted the Codification of Statutory Accounting Principles guidance, which replaced the prior Accounting Practices and Procedures manual as the NAIC’s primary guidance for statutory accounting as of January 1, 2001. The codification provides guidance for areas where statutory accounting has been silent and changes current statutory accounting practices in some areas. The DOI has adopted the Codification guidance, effective January 1, 2001. Oxford and RepWest have implemented the new Codification effective January 1, 2001.

      In order to enhance the regulation of insurer solvency, the NAIC has adopted a formula and model law to implement risk-based capital (“RBC”) requirements for insurance companies designed to assess minimum capital requirements and to raise the level of protection that statutory surplus provides for policyholder obligations. The RBC formula measures areas of risk facing insurers. Pursuant to the model law, insurers having less statutory surplus than that required by the RBC calculation will be subject to varying degrees of regulatory action, depending on the level of capital inadequacy.

      The RBC model law provides for four levels of regulatory action. The extent of regulatory intervention and action increases as the level of surplus to RBC decreases. The first level, the Company Action Level (as defined by the NAIC), requires an insurer to submit a plan of corrective actions to the regulator if surplus falls below 200% of the RBC amount. The Regulatory Action Level requires an insurer to submit a plan containing corrective actions and requires the relevant insurance commissioner to perform an examination or other analysis and issue a corrective order if surplus falls below 150% of the RBC amount. The Authorized Control Level gives the relevant insurance commissioner the option either to take the aforementioned actions or to rehabilitate or liquidate the insurer if surplus falls below 100% of the RBC amount. The fourth action level is the Mandatory Control Level that requires the relevant insurance commissioner to rehabilitate or liquidate the insurer if surplus falls below 70% of the RBC amount.

      Oxford is in compliance with the NAIC minimum RBC requirements. On May 20, 2003, the DOI determined that RepWest’s level of RBC allowed for regulatory control and accordingly placed RepWest under supervision. See “Recent Developments” above.

Competition

      The highly competitive insurance industry includes a large number of property and casualty insurance companies and life insurance companies. In addition, the marketplace now includes financial service firms offering both insurance and financial products. Stockholders own some insurance companies and policyholders own others. Many competitors have been in business for a longer period of time or possess substantially greater financial resources and broader product portfolios than RepWest and Oxford. RepWest and Oxford compete in the insurance business based upon price, product design and services rendered to producers and policyholders.

Employees

      RepWest’s non-seasonal work force consists of 343 full and part-time employees.

      Oxford’s non-seasonal work force consists of 148 full and part-time employees.

Life Insurance

      Oxford originates and reinsures annuities, credit life and disability, single premium whole life, group life and disability coverage, and Medicare supplement insurance. Oxford also administers the self-insured group health and dental plans for the Company. Reinsurance arrangements are entered into with unaffiliated reinsurers.

Property and Casualty

      RepWest’s historical business activities consisted of three basic areas: U-Haul, direct and assumed reinsurance. U-Haul underwritings include coverage for U-Haul customers, independent dealers, fleet owners and employees of the Company. RepWest’s direct underwriting was done through Company-employed underwriters and selected general agents. The products provided include liability coverage for rental vehicles, coverage for commercial multiple peril, commercial auto, mobile homes and excess workers’ compensation.

RepWest has determined that these lines will be eliminated. RepWest’s assumed reinsurance underwriting was done via broker markets and RepWest has exited this line. In an effort to decrease risk, RepWest has entered into various catastrophe cover policies to limit its exposure.

      The liability for reported and unreported losses is based on both RepWest’s historical and industry averages. Unpaid loss adjustment expenses are based on historical ratios of loss adjustment expenses paid to losses paid. The liability for unpaid losses and loss adjustment expenses is based on estimates of the amount necessary to settle all claims as of the statement date. Both reported and unreported losses are included in the liability. RepWest updates the liability estimate as additional facts regarding claim costs become available. These estimates are subject to uncertainty and variation due to numerous factors. In estimating reserves, no attempt is made to isolate inflation from the combined effect of other factors including inflation. Unpaid losses and loss adjustment expense are not discounted.

      Activity in the liability for unpaid losses and loss adjustment expenses is summarized as follows:

	2002	2001	2000

	(In thousands)
Balance at January 1	$448,987	382,651	334,857
Less reinsurance recoverable	128,044	80,868	58,403

Net balance at January 1	320,943	301,783	276,454

Incurred related to:
Current year	112,284	232,984	162,265
Prior years	16,396	23,042	41,285

Total incurred	128,680	256,026	203,550

Paid related to:
Current year	66,728	106,395	61,196
Prior years	130,070	130,471	117,025

Total paid	196,798	236,866	178,221

Net balance at December 31	252,825	320,943	301,783
Plus reinsurance recoverable	146,622	128,044	80,868

Balance at December 31	$399,447	448,987	382,651

      As a result of changes in estimates of insured events in prior years, the provision for unpaid losses and loss adjustment expenses (net of reinsurance recoveries of $90.1 million) increased by $16.4 million in 2002.

      The following table illustrates the change in unpaid loss and loss adjustment expenses. First line — reserves as originally reported at the end of the stated year. Second section, reading down, — cumulative amounts paid as of the end of successive years with respect to that reserve. Third section, reading down, — revised estimates of the original recorded reserve as of the end of successive years. Last section — compares the latest revised estimated reserve amount to the reserve amount as originally established. This last section is cumulative and should not be summed.

Unpaid Loss and Loss Adjustment Expenses

	December 31

	1992	1993	1994	1995	1996	1997	1998	1999	2000	2001	2002

	(In thousands)
Unpaid Loss and Loss Adjustment Expenses	$238,762	314,482	329,741	341,981	332,674	384,816	344,748	334,858	382,651	448,987	399,447
Paid (Cumulative) as of:
One year later	83,923	70,382	86,796	89,041	89,336	103,752	82,936	117,025	130,471	130,070
Two years later	123,310	115,467	139,247	150,001	161,613	174,867	164,318	186,193	203,605
Three years later	153,030	146,640	173,787	195,855	208,168	216,966	218,819	232,883
Four years later	173,841	166,068	198,434	226,815	232,726	246,819	255,134
Five years later	181,677	181,174	219,425	243,855	250,312	269,425
Six years later	191,938	194,652	231,447	254,204	263,645
Seven years later	200,281	203,535	237,118	264,120
Eight years later	207,719	207,834	242,450
Nine years later	211,075	211,493
Ten years later	213,852
Reserve Reestimated as of:
One year later	251,450	321,058	338,033	353,508	354,776	357,733	339,602	377,096	433,222	454,510
Two years later	254,532	323,368	340,732	369,852	342,164	361,306	371,431	432,714	454,926
Three years later	253,844	309,936	349,459	328,445	346,578	369,598	429,160	437,712
Four years later	231,536	317,687	302,808	331,897	349,810	398,899	413,476
Five years later	239,888	267,005	300,180	339,665	376,142	398,184
Six years later	263,843	262,517	307,306	347,664	369,320
Seven years later	259,798	267,948	332,762	344,451
Eight years later	265,285	303,457	311,682
Nine years later	265,538	270,300
Ten years later	267,029
Cumulative Redundancy (Deficiency)	$(28,267)	44,182	18,059	(2,470)	(36,646)	(13,368)	(68,728)	(102,854)	(72,275)	(5,523)
Retro Premium Recoverable	2,209	4,239	8,231	11,294	13,905	18,350	25,569	29,852	39,731	41,206
Reestimated Reserve:
Amount (Cumulative)	$(26,058)	48,421	26,290	8,824	(22,741)	4,982	(43,159)	(73,002)	(32,545)	35,683

Item 2.	Properties

      AMERCO’s subsidiaries own property, plant and equipment that are utilized in the manufacture, repair and rental of U-Haul equipment and that provide office space for the Company. Such facilities exist throughout the United States and Canada. U-Haul also manages storage facilities owned by others. In addition, the Company owns certain real estate not currently used in its operations. U-Haul operates 1,350 U-Haul Centers (including Company-owned storage locations), and operates 11 manufacturing and assembly facilities. U-Haul also operates 105 fixed site repair facilities located at or near a U-Haul Center.

      SAC Holdings own property, plant and equipment that are utilized in the rental of self-storage rooms and U-Haul equipment. Such facilities exist throughout the United States and Canada. Such facilities also secure various promissory notes held by unrelated third parties. There is no debt held by the Company that is secured by SAC Holdings’ real estate. U-Haul manages the storage facilities under management agreements whereby the management fees are consistent with management fees received by U-Haul for other properties owned by unrelated parties and managed by U-Haul.

Item 3.	Legal Proceedings

      In the normal course of business, the Company is a defendant in a number of suits and claims. The Company is also a party to several administrative proceedings arising from state and local provisions that regulate the removal and/or cleanup of underground fuel storage tanks. It is the opinion of management that none of such suits, claims or proceedings involving the Company, individually or in the aggregate, are expected to result in a material loss. See “Item 1. Business — Environmental Matters”.

      In the normal course of business, SAC Holdings is a defendant in a number of suits and claims. It is the opinion of management that none of the suits, claims or proceedings involving SAC Holdings, individually or in the aggregate, are expected to result in a material loss.

      As previously discussed, on June 20, 2003, AMERCO filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code. As debtor-in-possession, AMERCO is authorized under Chapter 11 to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court. As of the Petition Date, all pending litigation against AMERCO is stayed, and absent further order of the Bankruptcy Court, no party, subject to certain exceptions, may take any action, again subject to certain exceptions, to recover on pre-petition claims against AMERCO. The automatic stay, however, does not apply to AMERCO’s subsidiaries, other than Amerco Real Estate Company, which filed for protection under Chapter 11, on August 13, 2003.

      On July 20, 2000, Charles Kocher (“Kocher”) filed suit in Wetzel County, West Virginia, Civil Action No. 00-C-51-K, entitled Charles Kocher v. Oxford Life Insurance Co. (“Oxford”) seeking compensatory and punitive damages for breach of contract, bad faith and unfair claims settlement practices arising from an alleged failure of Oxford to properly and timely pay a claim under a disability and dismemberment policy. On March 22, 2002, the jury returned a verdict of $5 million in compensatory damages and $34 million in punitive damages. On November 5, 2002, the trial court entered an Order (“Order”) affirming the $39 million jury verdict and denying Oxford’s motion for New Trial Or, in The Alternative, Remittitur. Oxford has perfected its appeal to the West Virginia Supreme Court. Oral argument on the appeal petition is set for September 9, 2003. Management does not believe that the Order is sustainable and expects the Order to be overturned by the West Virginia Supreme Court, in part because the jury award has no reasonable nexus to the actual harm suffered by Kocher.

      On September 24, 2002, Paul F. Shoen filed a derivative action in the Second Judicial District Court of the State of Nevada, Washoe County, captioned Paul F. Shoen vs. SAC Holding Corporation et al, CV02-05602, seeking damages and equitable relief on behalf of AMERCO from SAC Holdings and certain current and former members of the AMERCO Board of Directors, including Edward J. Shoen, Mark V. Shoen and James P. Shoen as defendants. AMERCO is named a nominal defendant for purposes of the derivative action. The complaint alleges breach of fiduciary duty, self-dealing, usurpation of corporate opportunities, wrongful interference with prospective economic advantage and unjust enrichment and seeks the unwinding of sales of self-storage properties by subsidiaries of AMERCO to SAC Holdings over the last several years. The complaint seeks a declaration that such transfers are void as well as unspecified damages. On October 28, 2002, AMERCO, the Shoen directors, the non-Shoen directors and SAC Holdings filed Motions to Dismiss the complaint. In addition, on October 28, 2002, Ron Belec filed a derivative action in the Second Judicial District Court of the State of Nevada, Washoe County, captioned Ron Belec vs. William E. Carty, et al, CV 02-06331 and on January 16, 2003, M.S. Management Company, Inc. filed a derivative action in the Second Judicial District Court of the State of Nevada, Washoe County, captioned M.S. Management Company, Inc. vs. William E. Carty, et. al, CV 03-00386. Two additional derivative suits were also filed against these parties. These additional suits are substantially similar to the Paul F. Shoen derivative action. The five suits assert virtually identical claims. In fact, three of the five plaintiffs are parties who are working closely together and chose to file the same claims multiple times. The court consolidated all five complaints before dismissing them on May 8, 2003. Plaintiffs have filed a notice of appeal. These lawsuits falsely alleged that the AMERCO Board lacked independence. In reaching its decision to dismiss these claims, the court determined that the AMERCO Board of Directors had the requisite level of independence required in order to have these claims resolved by the Board.

      The United States Department of Labor (“DOL”) is presently investigating whether there were violations of the Employee Retirement Income Security Act of 1974 (“ERISA”) involving the AMERCO Employee Savings, Profit Sharing and Employee Stock Ownership Plan (the “Plan”). The DOL has

interviewed a number of Company representatives as well as the Plan fiduciaries and has issued a subpoena to the Company and a subpoena to SAC Holdings. At the present time the Company is unable to determine whether the DOL will assert any claims against the Company, SAC Holdings, or the Plan fiduciaries. The DOL has asked the Company and its current directors as well as the Plan Trustees to sign an agreement tolling the statute of limitations with respect to any claims arising out of certain transactions between the Company or any affiliate of the Company and SAC Holdings, or any of its affiliates and such parties have done so. The DOL recently asked such parties to extend the tolling agreement. The DOL has not advised the Company that it believes that any violations of ERISA have in fact occurred. Instead, the DOL is simply investigating potential violations. The Company intends to vigorously defend its position. The Company also intends to take any corrective action that may be needed in light of the DOL’s ultimate findings.

      The Company has received notice of a formal, non-public investigation by the Securities and Exchange Commission (“SEC”). On January 7, 2003, the Company received the first of the four subpoenas issued by the SEC to the Company. SAC Holdings, the Company’s current and former auditors, and others have also received one or more subpoenas relating to this matter. The SEC has advised the Company that this is a fact-finding investigation and that it has not reached any conclusions related to this matter. The Company has been cooperating fully with the SEC and is facilitating the expeditious review of its financial statements and any other issues that may arise. The Company does not believe that the SEC investigation will have a material adverse impact on its financial condition or results of operations. The SEC began its investigation by issuing a subpoena to PricewaterhouseCoopers (“PwC”) two months before requesting information from the Company. The Company is cooperating fully with the SEC’s investigation.

      A subsidiary of U-Haul, INW Company (“INW”), owns one property located within two different state hazardous substance sites in the State of Washington. The sites are referred to as the “Yakima Valley Spray Site” and the “Yakima Railroad Area.” INW has been named as a “potentially liable party” under state law with respect to this property as it relates to both sites. As a result of the cleanup costs of approximately $5.0 million required by the State of Washington, INW filed for reorganization under the federal bankruptcy laws in May of 2001. A successful mediation with other liable parties has occurred and future liability to INW will be in the range of $750,000 to $1.25 million.

      AMERCO is a defendant in four putative class action lawsuits. Article Four Trust v. AMERCO, et al., District of Nevada, United States District Court, Case No. CV-N-03-0050-DWH-VPC. Article Four Trust, a purported AMERCO shareholder, commenced this action on January 28, 2003 on behalf of all persons and entities who purchased or acquired AMERCO securities between February 12, 1998 and September 26, 2002. The Article Four Trust action alleges one claim for violation of Section 10(b) of the Securities Exchange Act and Rule 10b-5 thereunder. Mates v. AMERCO, et al., United States District Court, District of Nevada, Case No. CV-N-03-0107. Maxine Mates, an AMERCO shareholder, commenced this putative class action on behalf of all persons and entities who purchased or acquired AMERCO securities between February 12, 1998 and September 26, 2002. The Mates action asserts claims under section 10(b) and Rule 10b-5, and section 20(a) of the Securities Exchange Act. Klug v. AMERCO, et al., United States District Court of Nevada, Case No. CV-S-03-0380. Edward Klug, an AMERCO shareholder, commenced this putative class action on behalf of all persons and entities who purchased or acquired AMERCO securities between February 12, 1998 and September 26, 2002. The Klug action asserts claims under section 10(b) and Rule 10b-5 and section 20(a) of the Securities Exchange Act. IG Holdings v. AMERCO, et al., United States District Court, District of Nevada, Case No. CV-N-03-0199. IG Holdings, an AMERCO bondholder, commenced this putative class action on behalf of all persons and entities who purchased, acquired, or traded AMERCO bonds between February 12, 1998 and September 26, 2002, alleging claims under section 11 and section 12 of the Securities Act of 1933 and section 10(b) and Rule 10b-5, and section 20(a) of the Securities Exchange Act. Each of these four securities class actions allege that AMERCO engaged in transactions with SAC entities that falsely improved AMERCO’s financial statements, and that AMERCO failed to disclose the transactions properly. The actions are at a very early stage. The Klug action has not been served. In the other three actions, AMERCO does not currently have a deadline by which it must respond to the complaints. Management has stated that it intends to defend these cases vigorously. We have filed a notice of AMERCO’s bankruptcy petition and the automatic stay in each of the Courts where these cases are pending.

      Reference is made to Note 16 of Notes to Consolidated Financial Statements in Item 8 for a discussion of the final payments made in connection with stockholder litigation and California overtime litigation.

Item 4.	Submission of Matters to a Vote of Security Holders

      No matter was submitted to a vote of the security holders of AMERCO or U-Haul during the fourth quarter of the fiscal year covered by this report, through the solicitation of proxies or otherwise.

PART II

Item 5.	Market for the Registrant’s Common Equity and Related Stockholder Matters

      As of July 10, 2003, there were approximately 3,000 holders of record of AMERCO’s common stock.

      AMERCO’s common stock has been traded on NASDAQ since November 1994 under the symbol “UHAL”. As a result of AMERCO’s Chapter 11 filing and the late filing of this report, the trading symbol was changed by Nasdaq to “UHAEQ”. The following table sets forth the high and low sales prices of the common stock of AMERCO trading on Nasdaq for the periods indicated.

	For the Years Ended
	March 31,

	2003		2002

	High	Low	High	Low

First quarter	18.50	13.90	19.98	16.64
Second quarter	14.99	6.19	20.20	17.80
Third quarter	10.40	1.36	18.80	16.75
Fourth quarter	6.00	2.77	18.04	14.27

      AMERCO has not declared any cash dividends to common stockholders for the two most recent fiscal years.

      AMERCO does not have a formal dividend policy. AMERCO’s Board of Directors periodically considers the advisability of declaring and paying dividends in light of existing circumstances. AMERCO does not intend to pay dividends in the foreseeable future. See Note 21 of Notes to Consolidated Financial Statements in Item 8 for a discussion of certain statutory restrictions on the ability of the insurance subsidiaries to pay dividends to AMERCO.

      See Note 17 of Notes to Consolidated Financial Statements in Item 8 for a discussion of AMERCO’s non-cash dividends. See Note 7 of Notes to Consolidated Financial Statements in Item 8 for a discussion of changes to common shares outstanding.

      The common stock of U-Haul is wholly owned by AMERCO. As a result, no active trading market exists for the purchase and sale of such common stock. U-Haul has not declared cash dividends to AMERCO during the two most recent fiscal years.

      Due to the Chapter 11 filing, AMERCO does not expect to make any dividend payments on the Series A preferred stock for the duration of such proceedings. No assurance can be given as to when or whether the payment of cumulative preferred stock dividends will resume.

      The rights and claims of AMERCO’s various creditors and security holders will be determined by the plan of reorganization to be filed by AMERCO. Although AMERCO expects to file and consummate a “full value” plan of reorganization that provides creditors with a combination of cash and new debt securities equal to the full amount of their allowed claims and also preserves the value of AMERCO’s common and preferred stock, no assurance can be given as to what values, if any, will be ascribed in the bankruptcy proceedings to each of these constituencies. Accordingly, the Company urges that appropriate caution be exercised with respect to existing and future investments in any of such securities.

Item 6.	Selected Financial Data as Restated AMERCO and Consolidated Subsidiaries and SAC Holdings and Consolidated Subsidiaries

	For the Years Ended March 31,

		Restated	Restated	Restated	Restated
	2003	2002(3)	2001(3)	2000(3)	1999(3)

	(In thousands except share and per share data)
Summary of Operations:
Rental revenue	$1,560,005	1,512,250	1,436,832	1,334,923	1,204,380
Net sales	222,889	222,816	212,243	201,355	220,994
Premiums	307,925	411,170	328,108	262,057	226,847
Net investment and interest income	41,568	47,343	52,297	61,021	64,964

Total revenues	2,132,387	2,193,579	2,029,480	1,859,356	1,717,185

Operating expenses	1,134,460	1,146,305	1,076,307	951,196	892,355
Commission expenses	136,827	140,442	132,865	134,135	130,160
Cost of sales	115,115	122,694	126,506	115,390	112,300
Benefits and losses	281,868	423,709	331,079	244,579	208,281
Amortization of deferred policy acquisition costs	37,819	40,674	36,232	34,987	31,721
Lease expense	179,642	174,664	175,460	130,951	118,742
Depreciation, net(1)	137,446	102,957	103,807	96,090	77,429

Total costs and expenses	2,023,177	2,151,445	1,982,256	1,707,328	1,570,988

Earnings from operations	109,210	42,134	47,224	152,028	146,198
Interest expense	148,131	109,465	111,878	97,187	85,611

Pretax earnings (loss)	(38,921)	(67,331)	(64,654)	54,841	60,587
Income tax benefit (expense)	13,935	19,891	22,544	(19,362)	(22,745)

Net earnings (loss)	$(24,986)	(47,440)	(42,110)	35,479	37,842

Less: preferred stock dividends	12,963	12,963	12,963	13,641	17,414
Earnings (loss) available to common shareholders	$(37,949)	(60,403)	(55,073)	21,838	20,428

Net earnings (loss) per common share (diluted)(2)	$(1.83)	(2.87)	(2.56)	.99	.93
Weighted average common shares outstanding basic and (diluted)	20,743,072	21,022,712	21,486,370	21,934,930	21,937,686
Cash dividends declared and accrued Preferred stock	$12,963	12,963	12,963	13,641	17,414
Balance Sheet Data:
Property, plant and equipment, net	$1,946,317	1,936,076	1,882,010	1,704,483	1,532,239
Total assets	3,805,666	3,732,317	3,599,658	3,280,884	3,127,739
AMERCO’s notes and loans payable	954,856	1,045,801	1,156,849	1,137,840	1,114,748
SAC Holdings’ notes and loans payable	589,019	561,887	376,146	230,776	115,609
Stockholders’ equity	327,448	381,524	446,354	504,749	543,739

(1)	Reflects the change in salvage value and estimated useful lives during the fiscal year ended March 31, 2002. The net effect of these changes was to reduce net loss for the fiscal year 2002 by $3.1 million or $0.15 per share.

(2)	Earnings and net earnings per common share were computed after giving effect to the dividends on the Company’s Series B floating rate stock for all years presented.

(3)	Gives effect to the restatements identified in Notes 1 and 2 of Notes to Consolidated Financial Statements in Item 8.

Item 6.	Selected Financial Data, U-Haul International, Inc. — (Continued)

	For the Years Ended March 31,

	2003	2002	2001	2000	1999

	(In thousands)
Summary of Operations:
Rental revenue	$1,433,442	1,425,685	1,364,504	1,304,709	1,216,814
Net sales	174,065	198,312	194,270	191,083	183,910
Net investment and interest income	29,358	22,686	24,346	19,474	12,916

Total revenues	1,636,865	1,646,683	1,583,120	1,515,266	1,413,640
Operating expenses	992,214	1,041,354	1,021,576	961,795	918,508
Commission expenses	164,508	153,465	143,588	143,916	137,044
Cost of sales	93,735	110,449	116,601	112,874	107,690
Benefits and losses(1)	37,560	47,036	40,521	—	—
Lease expense	165,020	171,656	167,290	132,395	118,428
Depreciation, net(2)	112,815	92,351	87,539	78,740	61,002

Total costs and expenses	1,565,852	1,616,311	1,577,115	1,429,720	1,342,672

Earnings from operations	71,013	30,372	6,005	85,546	70,968
Interest expense	9,991	11,675	17,094	496	437

Pretax earnings (loss)	61,022	18,697	(11,089)	85,050	70,531
Income tax benefit (expense)	(21,211)	(6,117)	4,921	(31,704)	(27,167)

Net earnings (loss)	$39,811	12,580	(6,168)	53,346	43,364

Balance Sheet Data:
Property, plant and equipment, net	$736,499	750,779	731,074	757,029	684,165
Total assets	1,208,791	1,099,195	935,254	970,968	892,838
Notes and loans payable	31,693	14,793	—	—	—
Stockholders’ equity	499,380	458,639	449,586	455,714	402,368

(1)	Reflects non cash adjustments primarily related to insurance

(2)	Reflects the change in salvage value and estimated useful lives during the fiscal year ended March 31, 2002. The net effect of these changes was to increase net earnings for the fiscal year 2002 by $3.1 million.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion should be read in conjunction with the Company’s consolidated financial statements and the related notes. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the continuity of operations, realization of assets and the satisfaction of liabilities in the normal course of business. However, as a result of AMERCO’s Chapter 11 filing, such realization of assets and satisfaction of liabilities, without substantial adjustments, are subject to uncertainty. Further, a plan of reorganization could materially change the amounts and classifications in the financial statements. In addition, as discussed in Note 1 to the consolidated financial statements, AMERCO is in default under the terms of most of its financing arrangements. The consolidated financial statements do not include any adjustments that might be required if AMERCO is unable to continue as a going concern.

Cautionary Statements Regarding Forward-looking Statements

      This report contains forward-looking statements as that term is defined in Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. All statements, other than statements of historical fact, included in this report are forward-looking statements, including, but not limited to projections of revenues, income or loss, estimates of capital expenditures, plans and intentions regarding the recapitalization of the balance sheet and the payment of dividends arrearages, plans for future operations, products or services and financing needs or plans, or perceptions of AMERCO’s legal positions and anticipated outcomes of pending litigation against us, liquidity, expected outcomes of the Chapter 11 proceeding as well as assumptions relating to the foregoing. The words “believe”, “expect”, “anticipate”, “estimate”, “project”, “may”, “will”, “intends”, “plans” and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Factors that could significantly affect results include, without limitation, the risk factors enumerated at the end of this section, as well as the following: the Company’s ability to operate pursuant to the terms of its DIP facility; the Company’s ability to obtain court approval with respect to motions in the Chapter 11 proceeding prosecuted by it from time to time; the Company’s ability to develop, prosecute, confirm and consummate a plan of reorganization with respect to the Chapter 11 case; risks associated with third parties seeking and obtaining court approval to terminate or shorten the exclusivity period for the Company to propose and confirm a plan of reorganization, for the appointment of a Chapter 11 trustee or to convert the case to a Chapter 7 case; the Company’s ability to obtain and maintain normal terms with vendors and service providers; the Company’s ability to maintain contracts that are critical to its operations; the potential adverse impact of the Chapter 11 case on the Company’s liquidity or results of operations; the costs and availability of financing; the Company’s ability to execute its business plan; the Company’s ability to attract, motivate and retain key employees; general economic conditions; weather conditions; fluctuations in our costs to maintain and update our fleet and facilities; our ability to refinance our debt; our ability to successfully recapitalize our balance sheet and cure existing defaults of our debt agreements; our ability to continue as a going concern; changes in government regulations, particularly environmental regulations; our credit ratings; the availability of credit; changes in demand for our products; changes in the general domestic economy; degree and nature of our competition; the resolution of pending litigation against the company; changes in accounting standards and other factors described in this report or the other documents we file with the Securities and Exchange Commission. The above factors, the following disclosures, as well as other statements in this report and in the Notes to AMERCO’s Consolidated Financial Statements, could contribute to or cause such differences, or could cause AMERCO’s stock price to fluctuate dramatically. Consequently, the forward-looking statements should not be regarded as representations or warranties by the Company that such matters will be realized. The Company disclaims any intent or obligation to update or revise any of the forward-looking statements, whether in response to new information, unforeseen events, changed circumstances or otherwise.

General

      Information on fiscal year, industry segments and the Company and SAC Holdings is incorporated by reference to “Item 8. Financial Statements and Supplementary Data — Notes 1, 21, and 22 of Notes to Consolidated Financial Statements”. The notes discuss the principles of consolidation, summarized consolidated financial information and industry segment and geographic area data. In consolidation, all intersegment premiums are eliminated.

Critical Accounting Policies and Estimates

      Management’s discussion and analysis of financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the use of estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, estimates are reevaluated, including those related to areas that require a significant level of judgment or are otherwise subject to an inherent degree of uncertainty. These areas include allowances for doubtful accounts, depreciation of revenue earning vehicles and buildings, self-insured liabilities, impairments of assets, insurance reserves, premiums and acquisition cost amortization, income taxes and commitments and contingencies. The estimates are based on historical experience, observance of trends in particular areas, information and valuations available from outside sources and on various other assumptions that are believed to be reasonable under the circumstances and which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual amounts may differ from these estimates under different assumptions and conditions. Such differences may be material.

      Accounting policies are considered critical when they are significant and involve difficult, subjective or complex judgments or estimates. The accounting policies that we deem most critical to us, and involve the most difficult, subjective or complex judgments include the following:

      Principles of consolidation — The consolidated financial statements include the accounts of AMERCO and its wholly owned subsidiaries and SAC Holdings and its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation. SAC Holdings has been classified as a special purpose entity that meets the criteria for consolidation and therefore the accounts of SAC Holdings are included in the consolidated financial statements. AMERCO has concluded that SAC Holdings qualifies as a Variable Interest Entity, as defined by FIN 46, and will continue to be included in the consolidation. AMERCO does not have an equity ownership interest in SAC Holdings or any of SAC Holdings’ subsidiaries, except for investments made by RepWest and Oxford in a SAC Holdings-controlled limited partnership, which holds Canadian self-storage properties. SAC Holdings are not legal subsidiaries of AMERCO. AMERCO is not liable for the debts of SAC Holdings and there are no default provisions in AMERCO indebtedness that cross-default to SAC Holdings’ obligations. SAC Holdings has concluded that a conglomerate of entities, known as Private Mini Storage Realty L.P. (“Private Mini”), qualifies as a Variable Interest Entity and will be included in the consolidation beginning July 1, 2003. As of March 31, 2003 and for the period then ended, Private Mini is accounted for on the equity method of accounting.

      Revenue earning vehicles and buildings — Depreciation is recognized in amounts expected to result in the recovery of estimated residual values upon disposal (i.e. no gains or losses). In determining the depreciation rate, historical disposal experience and holding periods, and trends in the market for vehicles are reviewed. Due to longer holding periods on trucks and the resulting increased possibility of changes in the economic environment and market conditions, these estimates are subject to a greater degree of risk.

      Long-lived assets and intangible assets — The carrying value is reviewed whenever events or circumstances indicate the carrying values may not be recoverable through projected undiscounted future cash flows. The events could include significant underperformance relative to expected, historical or projected future operating results, significant changes in the manner of using the assets, overall business strategy, significant negative industry or economic trends and an unexpected non-compliance with significant debt agreements.

      Investments — For investments accounted for under SFAS 115, in determining if and when a decline in market value below amortized cost is other than temporary, quoted market prices, dealer quotes or discounted cash flows are reviewed. Other-than-temporary declines in value are recognized in the current period operating results to the extent of the decline.

      Insurance Revenue and Expense Recognition — Premiums are recognized as revenue and earned over the terms of the respective policies. Benefits and expenses are matched with recognized premiums to result in revenue and expense recognition over the life of the contracts. This match is accomplished by recording a provision for future policy benefits and unpaid claims and claim adjustment expenses and by amortizing deferred policy acquisition costs. Charges related to services to be performed are deferred until earned. The amounts received in excess of premiums and fees are included in other policyholder funds in the consolidated balance sheets.

      Unearned premiums represent the portion of premiums written which relate to the unexpired term of policies. Liabilities for health and disability and other policy claims and benefits payable represent estimates of payments to be made on insurance claims for reported losses and estimates of losses incurred but not yet reported. These estimates are based on past claims experience and current claim trends as well as social and economic conditions such as changes in legal theories and inflation. Due to the nature of underlying risks and the high degree of uncertainty associated with the determination of the liability for future policy benefits and claims, the amounts to be ultimately paid to settle liabilities cannot be precisely determined and may vary significantly from the estimated liability.

      Acquisition costs related to insurance contracts have been deferred to accomplish matching against future premium revenue. The costs are charged to current earnings to the extent it is determined that future premiums are not adequate to cover amounts deferred.

      U-Haul Insurance Expense — Expense is recognized annually based on reported claims and an estimate of future claims. A reserve is booked for unpaid losses. U-Haul’s self-insured retention is paid out over time as claims are settled, relieving the reserve for unpaid losses.

Disclosures about Contractual Obligations and Commercial Commitments

		Payments due by Period (as of March 31, 2003)

		Prior to	04/01/04	04/01/06	April 1, 2008
Financial Obligations	Total	03/31/04	03/31/06	03/31/08	and Thereafter

	(In thousands)
AMERCO’s notes and loans	$954,856	954,856	—	—	—
AMERCO’s operating leases	552,165	552,165	—	—	—
SAC Holdings’ notes and loans	983,190	79,971	120,067	19,241	763,911
Elimination of SAC Holdings’ obligations to AMERCO	(394,171)	—	(23,618)	—	(370,553)

Total Contractual Obligations	$2,096,040	1,586,992	96,449	19,241	393,358

      On October 15, 2002 AMERCO defaulted on its BBATs and related obligations. This default triggered cross-default provisions in AMERCO’s other debt agreements. As a result, approximately $1,178.1 million of the Company’s contractual obligations and commercial commitments listed below became immediately due and payable. As of March 31, 2003, SAC Holdings has interest bearing debt to outside parties of $589.0 million, is not in default of any related covenants and is current on all of its payments.

(In millions)
Bank of Montreal synthetic lease	$149.0
Citibank synthetic lease	101.7
3 yr Credit Agreement	205.0
Royal Bank of Canada lease	5.7
Amerco Real Estate Notes	100.0
‘03 Notes	175.0
‘05 Notes	200.0
Medium Term Notes	109.5
BBAT	100.0
Bank of America Obligation (BBAT)	11.3
Citicorp Obligation (BBAT)	15.3
Bank of America Swap	2.1
JP Morgan Swap	3.5

$1,178.1

      In February 1997, AMERCO, through its insurance subsidiaries, invested in the equity of Private Mini, a Texas based self-storage operator. During 1997, Private Mini secured a line of credit in the amount of $225 million with a financial institution, which was subsequently reduced in accordance with its terms to $125 million in December 2001. Under the terms of this credit facility AMERCO entered into a support party agreement with Private Mini and the financial institution whereby upon certain defaults or noncompliance with debt covenants by Private Mini, AMERCO could be required to assume responsibility in fulfilling all payment obligations and certain covenant obligations related to this credit facility. Private Mini defaulted on the credit facility due to AMERCO’s default under the support party agreement, which support party agreement default was triggered by virtue of cross-defaults to certain other AMERCO obligations. Additionally, Private Mini defaulted under the credit facility by virtue of non-payment of the outstanding balance at maturity. In December 2002, the financing institution exercised its option to require AMERCO to purchase all commitments under the credit facility. In March 2003 AMERCO and the financial institution entered into a standstill agreement with respect to this obligation, which standstill agreement expired by its terms on April 30, 2003. Since April 30, 2003, the financial institution has not re-issued any default notices to AMERCO with respect to this obligation or otherwise required AMERCO to purchase all commitments under the credit facility. AMERCO has not purchased any commitments under the credit facility and, as of March 31, 2003, AMERCO has recorded a liability for the $55 million remaining balance under the credit facility with a corresponding increase to its receivable from Private Mini.

      In February 2003, an entity affiliated with Private Mini closed on a $255 million financing and $70 million of these proceeds were used to pay down the $125 million line of credit described above. The aggregate amount of support provided by AMERCO remains unchanged at $125 million ($55 million referred to in the previous paragraph to the lenders under the Amended and Restated loan agreement with the 1997 lenders and $70 million under the new $255 million financing). Under the terms of the support party capital agreement for the $255 million financing, following certain events of default, AMERCO could be required to assume responsibility for $70 million of the obligations under this financing. AMERCO has recorded a liability for the $70 million obligation with a corresponding increase to its receivable from Private Mini.

      AMERCO uses certain equipment and occupies certain facilities under operating lease commitments with terms expiring through 2079. In the event of a shortfall in proceeds from the sale of the underlying assets, AMERCO has guaranteed approximately $192.0 million of residual values at March 31, 2003, for these assets at the end of the respective lease terms.

Results of Operations

U-HAUL Moving and Storage Operations

      Rental revenue was $1,433.4 million, $1,425.7 million and $1,364.5 million in fiscal years 2003, 2002 and 2001, respectively. Rental revenues increased from 2003 compared to fiscal 2002, due to price and productivity gains. The increase from fiscal year 2001 to fiscal year 2002 is due to an increase in one-way transactions with an improved average dollar per transaction on one-way rentals as well as growth in transactions in trailer rentals and support rental items. Storage revenue decreased all of the years due to the sale of properties to SAC Holdings.

      Net sales revenues were $174.1 million, $198.3 million and $194.3 million in fiscal years 2003, 2002 and 2001, respectively. Revenue declines in the sale of hitches, moving support items (i.e. boxes, etc.) and propane for 2003 from 2002 was largely due to the sale of centers to SAC.

      Interest income, before consolidating entries, was $29.4 million, $22.7 million and $24.3 million in fiscal years 2003, 2002 and 2001, respectively. The increase during fiscal year 2003 can be attributed to an increase in the average investment balance of SAC notes. The decrease in fiscal year 2002 is mainly related to a decrease in average investment balance in SAC notes.

      Operating expenses, before intercompany eliminations, were $992.2 million, $1,041.4 million and $1,021.6 million in fiscal years 2003, 2002 and 2001, respectively. The decrease in operating expenses for fiscal year 2003 was due to the incorporation of cost reduction programs and the sale of centers to SAC. The increase in fiscal year 2002 is due to increased personnel costs and higher repair expense. Also, the addition of storage rooms will initially cause an increase in operating expenses without corresponding increases in earnings until the properties reach a stabilized level of occupancy.

      Commission expense was $164.5 million, $153.5 million and $143.6 million for fiscal years 2003, 2002 and 2001 respectively. The increase in commissions paid was due to the overall increase in rental revenues generated by independent dealers (including SAC).

      Cost of sales was $93.7 million, $110.4 million and $116.6 million in fiscal years 2003, 2002 and 2001, respectively. The decrease in fiscal year 2003 was due to lower sales volume, better sourcing and the sales of certain locations to SAC during the last quarter of fiscal year 2002. The decrease in fiscal year 2002 is due to lower sales volume and lower costs of propane and other materials.

      Benefits and losses were $37.6 million, $47.0 million and $40.5 million for fiscal years 2003, 2002 and 2001 respectively. This expense represents an adjustment in the reserve for insurance claims on U-Haul’s financial statements. This was partially due to U-Haul’s “Self-Insurance Retention Level” increasing to 95% for 2001 and 2002 and 100% in 2003. The Self-Insurance Retention is currently $2.0 million per event. This is a non-cash expense until claims are paid.

      Lease expense before intercompany elimination was $165.0 million, $171.7 million and $167.3 million in fiscal years 2003, 2002 and 2001, respectively. The decrease in lease expense for fiscal year 2003 was due to a decline in rental trucks under lease. The increase in fiscal year 2002 is due to an increase in the value of properties leased that was partially offset by a decrease in rental equipment lease expense.

      Depreciation expense, net was $112.8 million, $92.4 million and $87.5 million in fiscal years 2003, 2002 and 2001, respectively. The increase in depreciation expense, net, for fiscal year 2003 was caused by an increase in the number of trucks owned. The increase in fiscal years 2002 reflects an overall increase in depreciation expense on the rental truck fleet offset in fiscal year 2002 by gains on the sale of surplus assets. A change in estimated salvage value and increase in our estimate of the useful lives of certain of our trucks further reduced depreciation expense for fiscal year 2002. An internal analysis of sales of trucks was completed for the fiscal years ending March 31, 1996 through March 31, 2001. The study compared the truck model, size, age and average residual value of units sold for each fiscal year indicated. The analysis revealed that average residual values (as computed) when compared to sales prices were not reflective of the values that the Company was receiving upon disposition. Based on the analysis, the estimated residual values were decreased to approximately 25% of historic cost. In addition, this analysis revealed that our estimates of useful lives were not reflective of the economic lives of our trucks, which ultimately were being utilized by the Company for longer periods of time. Thus the useful lives of certain of our trucks were increased by approximately 3 years. The net effect of these changes was to decrease net losses for the fiscal year 2002 by $3.1 million or $0.15 per share.

      Earnings from operations, before intercompany eliminations, were $71.0 million, $30.4 million and $6.0 million in fiscal years 2003, 2002 and 2001, respectively. The increase in earnings from operations in fiscal year 2003 was due to a reduction in all expense categories except depreciation. Tighter cost controls and the reduction in expenses due to the sale to SAC were the largest contributors. The increase in fiscal year 2002 is due to the increase in rental revenues offset by increases in operating expenses.

      Interest expense before intercompany eliminations was $10.0 million, $11.7 million and $17.1 million in fiscal years 2003, 2002 and 2001, respectively. The decrease in fiscal years 2003 and 2002 can be attributed to lower average debt balance and interest rate reductions.

      Pretax earnings (loss) before intercompany eliminations were $61.0 million, $18.7 million and $(11.1) million for the fiscal years 2003, 2002, and 2001, respectively.

SAC Moving and Storage Operations

      Rental revenue was $168.0 million, $112.7 million and $92.5 million in fiscal years 2003, 2002 and 2001, respectively. Increased facility capacity through the acquisition of new locations and increased storage rates accounted for the increase. The occupancy of existing storage locations has remained stable.

      Net sales revenues were $48.8 million, $24.4 million and $17.9 million in fiscal years 2003, 2002 and 2001, respectively. Revenue growth was due to the addition of new locations.

      Operating expenses, before intercompany eliminations, were $105.3 million, $68.2 million and $49.2 million in fiscal years 2003, 2002 and 2001, respectively. Personnel expenses, liability insurance, property taxes and utility expenses all increased proportionately in relation to the increased revenues from the acquisition of new locations.

      Cost of sales was $21.4 million, $12.2 million and $9.9 million in fiscal years 2003, 2002 and 2001, respectively. Higher sales volume related to moving support items contributed to the increases in both fiscal years 2003 and 2002 along with the addition of new locations.

      Depreciation expense, net was $21.4 million, $15.1 million and $12.4 million in fiscal years 2003, 2002 and 2001, respectively. The increase is attributed to the acquisition of new locations.

      Earnings from operations were $68.8 million, $41.7 million and $38.9 million in fiscal years 2003, 2002 and 2001, respectively. The increase is due to the addition of locations.

      Interest expense before intercompany elimination was $81.2 million, $61.1 million and $53.5 million in fiscal years 2003, 2002 and 2001, respectively. The average debt level outstanding continued to increase due to the acquisition of storage properties in fiscal year 2002 compared to fiscal year 2001.

      Pretax losses before intercompany eliminations were $12.4 million, $19.4 million, and $14.6 million for the fiscal years 2003, 2002, and 2001, respectively.

Real Estate Operations

      Rental revenue, before intercompany eliminations, were $59.2 million, $68.2 million and $72.0 million in fiscal years 2003, 2002 and 2001, respectively. Intercompany rental revenue was $56.2 million. $64.3 million and $71.1 million in fiscal years 2003, 2002 and 2001, respectively. The decrease in fiscal years 2003 and 2002 is related to the sale of properties to SAC Holdings.

      Net investment and interest income was $10.7 million, $8.3 million and $11.0 million in fiscal years 2003, 2002 and 2001, respectively. The increase in fiscal 2003 is related to increased investments in mortgage notes. The decline in 2002 was due to a reduction in mortgage notes.

      Operating (income) expenses, before intercompany eliminations, were $(5.5) million, $(4.4) million and $0.5 million in fiscal years 2003, 2002 and 2001, respectively.

      Lease expense before intercompany eliminations, for real estate operations was $14.2 million, $11.2 million and $11.6 million for the fiscal years 2003, 2002 and 2001, respectively. The increase in fiscal year 2003 was due to more properties under lease and the default lease rates on three multi-property leases. The lease expense in fiscal year 2002 was virtually unchanged over the fiscal year 2001.

      Depreciation expense, net, was $5.2 million, $(2.0) million and $5.3 million in fiscal years 2003, 2002 and 2001, respectively. The increase in depreciation expense in 2003 was due to no gains from the disposition of surplus real estate. The decrease in fiscal years 2002 reflects an increase in gains from the disposition of property, plant and equipment.

      Earnings from operations, before intercompany eliminations, were $56.0 million, $71.9 million and $65.7 million in fiscal years 2003, 2002 and 2001, respectively. The decline in earnings from operations in fiscal year 2003 was due to a reduction in rental revenues and an increase in lease expense. The increase in fiscal year 2002 is mainly related to lower operating costs and expenses, and gains recorded on sales of surplus properties.

      Interest expense was $23.7 million, $34.3 million and $44.3 million for fiscal years 2003, 2002 and 2001, respectively. Declining intercompany loan balances and declining rates led to the overall decline in interest expense for fiscal years 2003 and 2002.

      Pretax earnings before intercompany eliminations were $32.4 million, $37.6 million and $21.5 million for the fiscal years ended March 31, 2003, 2002, and 2001, respectively.

Property and Casualty

      Premium revenues, before intercompany eliminations, were $152.6 million, $262.0 million and $226.1 million for the years ended December 31, 2002, 2001 and 2000, respectively. General agency premiums were $66.0 million, $107.4 million and $64.3 million for the years ended December 31, 2002, 2001 and 2000, respectively. The decrease in 2002 from 2001 is due to the run-off of RepWest’s Non-Standard Auto business which was cancelled in 2001, as well as increased quota share reinsurance on the trucking program. The increase in 2001 from 2000 was due to trucking, commercial lines business, and the non-standard auto program, which was cancelled in 2001. Assumed treaty reinsurance premiums were $34.9 million, $73.0 million and $83.2 million for the years ended December 31, 2002, 2001 and 2000, respectively. The decrease in 2002 from 2001 is due to the non-renewal and cancellation of the assumed treaty business. Rental industry revenues were $32.6 million, $47.5 million and $51.3 million for the years ended December 31, 2002, 2001 and 2000, respectively. The decrease in 2002 from 2001 was due to a change in policy structure on U-Haul business effective April 1, 2002. Under the new policy U-Haul is now responsible for losses from $0 — $2,000,000 per occurrence. The increase from 2000 was the result of an increase in premiums of a retrospectively rated policy on the U-Haul industry liability policy.

      Net investment income was $22.3 million, $20.7 million and $25.5 million for the years ended December 31, 2002, 2001 and 2000, respectively. The increase in 2002 from 2001 is due to increased earnings on real estate offset by a decrease in income on fixed maturities due to lower average invested assets. The decrease in 2001 from 2000 is due to lower invested asset balances, lower interest rates, as well as the write down of $4.1 million of fixed maturity investments during 2001.

      Operating expenses, before intercompany eliminations, were $37.0 million, $77.2 million and $56.5 million for the years ended December 31, 2002, 2001 and 2000, respectively. The decrease in 2002 from 2001 is due to decreased commission expense on decreased premium writings. The increase in 2001 from 2000 is due to a change in estimate on an aggregate stop loss treaty in which RepWest had originally recorded the treaty as if it would be commuted. Estimates in 2001 have changed and the treaty was not commuted. The original amount was a reduction to commissions of $17.7 million of which RepWest had to recognize as additional commission expense in 2001. Commission expenses were $13.9 million, $51.2 million and $33.1 million for the years ended December 2002, 2001 and 2000, respectively. Lease expenses were $1.1 million, $1.7 million and $2.1 million for the years ended December 2002, 2001 and 2000, respectively. All other underwriting expenses were $22.0 million, $24.3 million and $21.3 million for the years ended December 2002, 2001 and 2000, respectively.

      Benefits and losses incurred were $128.7 million, $255.8 million and $211.3 million for the years ended December 31, 2002, 2001 and 2000, respectively. The decrease in 2002 from 2001 is due to decreased earned premiums in all segments of RepWest’s business. The increase in 2001 to 2000 was due to increased earned premium in three general agency programs and reserve strengthening in the assumed reinsurance treaty segment.

      Amortization of deferred acquisition costs was $17.3 million, $22.1 million and $16.6 million for the years ended December 31, 2002, 2001 and 2000, respectively. The decrease in 2002 from 2001 is due to RepWest’s decreased premium writings. The increase in 2001 from 2000 is due to the amortization of higher commissions deferred in the 2000 year.

      Pretax losses from operations were $8.0 million, $72.4 million and $32.9 million for the years ended December 31, 2002, 2001 and 2000, respectively. The decrease in losses in 2002 from 2001 is due to RepWest exiting multiple unprofitable lines of business as well as reduced expenses. The increase in losses in 2001 from 2000 was due to the increase in earned premium from unprofitable lines, increased commissions due to the commutation write-off, reserve strengthening, and development in older years on the assumed treaty reinsurance business.

Life Insurance

      Premium revenues, before intercompany eliminations, were $161.4 million, $159.4 million and $112.6 million for the years ended December 31, 2002, 2001 and 2000, respectively. Oxford increased Medicare supplement premiums through direct writings and the acquisition of Christian Fidelity Life Insurance Company (“CFLIC”); these actions increased premiums by $6.3 million from 2001 and $54.5 million from 2000. Premiums from Oxford’s life insurance lines increased $2.5 million from 2001 and $3.7 million from 2000. Credit life and disability premiums decreased $2.9 million from 2001 and $6.6 million from 2000 due to account cancellations in specific states and decreased penetration. Annuitizations decreased by $0.7 million from 2001 and $2.6 million from 2000. Other health insurance premiums decreased $3.2 million from 2001 and decreased $0.2 million from 2000 due to termination of major medical programs.

      Net investment income before intercompany eliminations was $13.9 million, $23.2 million, and $19.0 million for the years ended December 31, 2002, 2001, and 2000. The change in 2002 from 2001 is due to lower interest rates, larger short-term balances and write-downs for other than temporary declines in the investment portfolio. The increase between 2001 and 2000 is primarily due to write-downs for other than temporary declines in the investment portfolio in 2000.

      Operating expenses were $40.5 million, $37.5 million and $29.4 million for the years ended December 31, 2002, 2001 and 2000, respectively. Commissions have increased $1.0 million from 2001 and $4.9 million from 2000, primarily due to the increases in Medicare supplement premiums. General and administrative expenses net of fees collected increased $2.1 million from 2001 and $6.3 million from 2000. The acquisition of CFLIC resulted in $3.3 million of the increase from 2000.

      Benefits incurred were $115.6 million, $120.9 million and $79.2 million for the years ended December 31, 2002, 2001 and 2000. Medicare supplement benefits decreased $1.8 million from 2001 primarily due to decreased exposure and improved experience, and increased $36.8 million from 2000 due to the acquisition of CFLIC. Credit insurance benefits decreased $1.7 million from 2001 and $1.2 million from 2000 due to decreased exposure. Benefits from other health lines decreased $4.1 million from 2001 and $.5 million from 2000 due to the termination of major medical programs. Annuity and life benefits increased $2.3 million from 2001 and $1.3 million from 2000 due to increases in life insurance exposure.

      Amortization of deferred acquisition costs (DAC) and the value of business acquired (VOBA) was $20.5 million, $18.6 million and $19.6 million for 2002, 2001 and 2000. These costs are amortized for life and health policies as the premium is earned over the term of the policy; and for deferred annuities, amortized in relation to interest spreads. Amortization increased $1.9 million and $0.9 million from 2001 and 2000 due to the annuity and credit segments.

      Pretax earnings (losses) before intercompany eliminations were $(1.4) million, $5.6 million and $3.4 million for the years ended December 31, 2002, 2001 and 2000, respectively. The decrease from 2001 is primarily due to other than temporary declines in the investment portfolio and poor experience in the credit insurance lines. The increase from 2000 is due to realized gains in the investment portfolio.

Consolidated Group Earnings

      As a result of the foregoing, pretax losses were $38.9 million, $67.3 million and $64.7 million in fiscal years 2003, 2002 and 2001, respectively. After providing for income taxes, losses were $25.0 million, $47.4 million and $42.1 million in fiscal years 2003, 2002 and 2001 respectively. On a combined basis SAC Holdings and RepWest accounted for $14.1 million, $62.7 million and $32.4 million of the total losses for fiscal years 2003, 2002 and 2001 respectively.

Going Concern

      The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the continuity of the Company’s operations and realization of its assets and payments of its liabilities in the ordinary course of business. As more fully described in Note 1 to the consolidated financial statements, on June 20, 2003, AMERCO, the parent corporation, filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code. Amerco Real Estate Company filed a voluntary petition for relief under Chapter 11 on August 13, 2003. The uncertainties inherent in the bankruptcy process raise substantial doubt about AMERCO’s ability to continue as a going concern. AMERCO is currently operating its business as a debtor-in-possession under the jurisdiction of the bankruptcy court, and continuation of the Company as a going concern is contingent upon, among other things, the confirmation of a plan of reorganization, the Company’s ability to comply with all debt covenants under the existing debtor-in-possession financing arrangement, and obtaining financing sources to meet its future obligations. If a reorganization plan is not approved, it is possible some assets of the Company may be liquidated. Management’s plans in regards to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments to reflect future effects on the recoverability and classification of assets or the amount and classification of liabilities that might result from the outcome of these uncertainties.

Liquidity and Capital Resources

      The matters described in “Liquidity and Capital Resources” to the extent that they relate to future events or expectations, may be significantly affected by the Chapter 11 case. That proceeding will involve, or may result in, various restrictions on the Company’s activities, limitations on financing, the need to obtain Bankruptcy Court approval for various matters and uncertainty as to relationships with vendors, suppliers, customers and others with whom the Company may conduct or seek to conduct business.

      Generally, under the Bankruptcy Code, most of a debtor’s liabilities must be satisfied in full in order to preserve the value of the debtor’s preferred and common stock. The rights and claims of the Company’s various creditors and security holders will be determined by the plan of reorganization to be filed by AMERCO. Although AMERCO expects to file and consummate a “full value” plan of reorganization that provides creditors with a combination of cash and new debt securities equal to the full amount of their allowed claims and also preserves the value of AMERCO’s common and preferred stock, no assurance can be given as to what values, if any, will be ascribed in the bankruptcy proceedings to each of these constituencies.

      The Company’s total of cash, cash equivalents and short-term investments was $66.8 million at March 31, 2003, compared to $41.4 million at March 31, 2002.

      To meet the needs of its customers, U-Haul must maintain a large inventory of fixed asset rental items. In fiscal year 2003, capital expenditures were $182.4 million, as compared to $248.7 million and $411.9 million in fiscal years 2002 and 2001, respectively. These expenditures primarily reflect the renewal of the rental truck fleet. The capital required to fund these expenditures was obtained through internally generated funds from operations and lease financings.

      During each of the fiscal years ending March 31, 2004, 2005 and 2006, U-Haul estimates gross capital expenditures will average approximately $150 million to maintain the rental fleet at current levels. This level of capital expenditures, combined with a potential level of debt amortization of approximately $100 million, are expected to create average annual funding needs of approximately $250 million. Management estimates that U-Haul will fund these requirements entirely with internally generated funds and proceeds from the sale of trucks and surplus assets. The level of capital expenditures will be dependent upon the amount of internally generated funds and proceeds from the sale of assets.

DIP Facility

      Reference is made to Note 1 (Going Concern Basis) to the Consolidated Financial Statements regarding the DIP facility. The DIP Facility consists of a $300 million credit facility with an interest rate option of LIBOR plus 3.5% or the prime rate plus 1.0%. The DIP Facility will mature on the earlier of (i) 12 months following the Bankruptcy Court’s order approving the facility; (ii) ten days following the date of entry of an order confirming AMERCO’s plan of reorganization; and (iii) the conversion of the Chapter 11 case to a case under Chapter 7. In order to facilitate a drawing on the DIP Facility, Real Estate filed for Chapter 11. This filing was needed to facilitate granting security to the lending group in the real estate assets owned by Real Estate. The DIP Facility was approved on an interim basis by the Bankruptcy Court on August 14, 2003.

      The terms of the DIP Facility include covenants that require AMERCO to maintain agreed upon minimum levels of EBITDA, EBITDAR and fixed charge coverage ratios. The DIP Facility also contains a limitation on capital expenditures. All such financial covenants will be tested quarterly. Other customary covenants (both positive and negative) are included in the DIP Facility.

     Credit Agreements

      Reference is made to Note 1 (Going Concern Basis) to the Consolidated Financial Statements regarding defaults of our credit and financing arrangements.

      AMERCO’s operations were previously funded by various credit and financing arrangements, including unsecured long-term borrowings, unsecured medium-term notes and revolving lines of credit with domestic and foreign banks. To finance its fleet of trucks and trailers, U-Haul routinely enters into sale and leaseback transactions. As of March 31, 2003, AMERCO had $954.9 million in total notes and loans outstanding.

      Certain of AMERCO’s credit agreements contained restrictive financial and other covenants, including, among others, covenants with respect to incurring additional indebtedness, making third party guarantees, entering into contingent obligations, maintaining certain financial ratios and placing certain additional liens on its properties and assets and restricting the issuance of certain types of preferred stock AMERCO’s various credit and financing arrangements are affected by its credit ratings. When AMERCO experienced the credit downgrade, certain interest rates that were being charged were increased.

      On October 15, 2002, AMERCO failed to make a $100 million principal payment due to the Series 1997-C Bond Backed Asset Trust. On that date, AMERCO also failed to pay a $26.5 million obligation to Citibank and Bank of America in connection with the BBATs. As a result of the foregoing, AMERCO is in default with respect to its other credit arrangements that contain cross-default provisions, including its Revolver in the amount of $205 million. In addition to the cross-default under the Revolver, AMERCO is also in default under that agreement as a result of its failure to obtain incremental net cash proceeds and/or availability from additional financings in the aggregate amount of at least $150 million prior to October 15, 2002. In addition, Amerco Real Estate Company has defaulted on a $100 million loan by failing to grant mortgages required by the loan agreement in a timely manner. The obligations of AMERCO currently in default (either directly or as a result of a cross-default) are approximately $1,178.1 million.

     Support Agreements

      In February 1997, AMERCO, through its insurance subsidiaries, invested in the equity of Private Mini. During 1997, Private Mini secured a line of credit in the amount of $225 million with a financial institution, which was subsequently reduced in accordance with its terms to $125 million in December 2001. Under the terms of this credit facility AMERCO entered into a support party agreement with Private Mini and the financial institution whereby upon certain defaults or noncompliance with debt covenants by Private Mini, AMERCO could be required to assume responsibility in fulfilling all payment obligations and certain covenant obligations related to this credit facility. Private Mini defaulted on the credit facility due to AMERCO’s default under the support party agreement, which support party agreement default was triggered by virtue of cross-defaults to certain other AMERCO obligations. Additionally, Private Mini defaulted under the credit facility by virtue of non-payment of the outstanding balance at maturity. In December 2002, the financing institution exercised its option to require AMERCO to purchase all commitments under the credit facility. In March 2003 AMERCO and the financial institution entered into a standstill agreement with respect to this obligation, which standstill agreement expired by its terms on April 30, 2003. Since April 30, 2003, the financial institution has not re-issued any default notices to AMERCO with respect to this obligation or otherwise required AMERCO to purchase all commitments under the credit facility. AMERCO has not purchased any commitments under the credit facility and, as of March 31, 2003, AMERCO has recorded a liability for the $55 million remaining balance under the credit facility with a corresponding increase to its receivable from Private Mini.

      In February 2003, an entity affiliated with Private Mini closed on a $255 million financing and $70 million of these proceeds were used to pay down the $125 million line of credit described above. The aggregate amount of support provided by AMERCO remains unchanged at $125 million ($55 million to the lenders under the Amended and Restated loan agreement with the 1997 lenders and $70 million under the new $255 million financing). Under the terms of the support party agreement for the $255 million financing, following certain events of default, AMERCO would assume responsibility for $70 million of the obligations under this financing. AMERCO has recorded a liability for the $70 million obligation with a corresponding increase to its receivable from Private Mini.

SAC Holdings

      SAC Holdings intends to meet its current debt obligations through cash flows generated from its operating activities. SAC Holdings intends to continue to purchase storage properties during the next year using financing arrangements.

      Reference is made to Note 5 of Notes to Consolidated Financial Statements.

U-HAUL Moving and Storage Operations

      At March 31, 2003, U-HAUL Moving and Storage notes and loans payable due in less than one year total $31.7 million and its accounts payable and accrued expenses total $283.6 million. U-HAUL Moving and Storage financial assets (cash, receivables, inventories, and short term investments) at March 31, 2003 were $117.6 million. These assets, if converted to cash, are available to meet the financial obligations of AMERCO.

SAC Moving and Storage Operations

      At March 31, 2003, SAC Holdings notes and loans payable due in less than one year total $80.0 million and its accounts payable and accrued expenses total $48.0 million. SAC Holdings financial assets (cash, receivables, inventories, and short term investments) at March 31, 2003 were $8.7 million. Because AMERCO does not have any equity ownership in SAC Holdings (other than investments made by RepWest and Oxford in a SAC Holdings-controlled limited partnership which holds Canadian self-storage properties), these assets are not available to meet the obligations of AMERCO.

Real Estate Operations

      At March 31, 2003, Real Estate had $100.0 million of notes and loans payable due in less than one year and its accounts payable and accrued expenses total $7.7 million. Real Estate financial assets (cash, receivables, inventories, and short term investments) at March 31, 2003 were $18.9 million. These assets, if converted to cash, are available to meet the obligations of AMERCO to the extent such cash exceeds current obligations of Real Estate.

Property and Casualty

      At December 31, 2002, Property and Casualty had no notes and loans due in less than one year and its accounts payable and accrued expenses were $20.2 million. Property and Casualty financial assets (cash, receivables, inventories, and short term investments) at December 31, 2002 were $361.4 million. Because of state insurance regulations that restrict the amount of dividends that can be paid to stockholders of insurance companies, these assets are generally not available to meet the obligations of AMERCO. Reference is made to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Insurance Operations.”

Life Insurance

      At December 31, 2002, Life Insurance had no notes and loans payable due in less than one year and its accounts payable and accrued expenses total $10.7 million. Life Insurance financial assets (cash, receivables, inventories, and short term investments) at December 31, 2002 were $870.2 million. Because of state insurance regulations that restrict the amount of dividends that can be paid to stockholders of insurance companies, these assets are generally not available to meet the obligations of AMERCO. Reference is made to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Insurance Operations.”

Consolidated group

      At March 31, 2003, total outstanding notes and mortgages payable for AMERCO and consolidated subsidiaries was $954.9 million compared to $1,045.8 million at March 31, 2002.

      At March 31, 2003, total outstanding notes and mortgages payable for SAC Holdings and consolidated subsidiaries, before intercompany eliminations were $983.2 million as compared to $961.5 million at March 31, 2002, including amounts due to AMERCO of $394.2 million and $399.6 million at March 31, 2003 and 2002. SAC Holdings’ creditors have no recourse to AMERCO. AMERCO is not liable for the debts of SAC Holdings. Further, there are no cross default provisions on indebtedness between AMERCO and SAC Holdings.

      Due to the defaults and various cross defaults, the consolidated group have notes, loans and lease obligations due and payable of $1.2 billion. The group also had accounts payable and accrued expenses of $411.9 million. Liquid assets for the group totaled $511.2 million. AMERCO is in the process of refinancing and restructuring its debt to meet its liquidity needs.

Cash Provided by Operating Activities

U-HAUL Moving and Storage Operations

      Cash provided by operating activities was $83.5 million, $96.2 million and $106.9 million in fiscal years 2003, 2002 and 2001, respectively. The decrease in 2003 was due to a decline in intercompany payables that was partially offset by an increase in depreciation of rental equipment. The decrease in fiscal year 2002 from 2001 is due to an increase in earnings and offset by an increase in other investments.

SAC Moving and Storage Operations

      Cash provided (used) by operating activities was $13.5 million, ($1.3) million and $15.1 million in fiscal years 2003, 2002 and 2001, respectively.

      At March 31, 2003, total outstanding notes and mortgages payable before intercompany eliminations of $394.2 million were $983.2 million compared to $961.5 million at March 31, 2002.

Real Estate Operations

      Cash provided (used) by operating activities was $(87.1) million, $(144.1) million and $68.7 million in fiscal years 2003, 2002 and 2001, respectively. The decrease in fiscal years 2003 and 2002 was due to a decrease in the intercompany payable with AMERCO.

Property And Casualty

      Cash provided (used) by operating activities was $(75.1) million, $(61.5) million and $15.2 million for the years ended December 31, 2002, 2001 and 2000, respectively. The change in 2002 from 2001 is due to increased receivables. The change in 2001 from 2000 change is due to decreased unearned premiums, increased receivables, and an increase in federal income tax recoverable.

      RepWest’s cash and cash equivalents and short-term investment portfolio were $35.1 million, $18.3 million and $17.0 million at December 31, 2002, 2001 and 2000, respectively. This balance reflects funds in transition from maturity proceeds to long-term investments. This level of liquid assets, combined with anticipated operating cash flow, is adequate to meet periodic needs. Capital and operating budgets allow RepWest to schedule cash needs in accordance with investment and underwriting proceeds.

      During fiscal 2002, RepWest realized a write-down of investments due to other than temporary declines approximating $1.8 million.

Life Insurance

      Oxford’s primary sources of cash are premiums, receipts from interest-sensitive products and investment income. The primary uses of cash are operating costs and benefit payments to policyholders. Matching the investment portfolio to the cash flow demands of the types of insurance being written is an important consideration. Benefit and claim statistics are continually monitored to provide projections of future cash requirements.

      Cash provided (used) by operating activities was $(18.0) million, $(5.2) million and $3.5 million for the years ended December 31, 2002, 2001 and 2000, respectively. The decrease in cash flows from operating activities in 2001 and 2000 relates to federal income taxes paid, general and administrative expenses and paid loss experience. Cash flows provided by financing activities were $67.3 million, $58.1 million and $13.7 million for the years ended December 31, 2002, 2001 and 2000, respectively. Cash flows from deferred annuity sales increase investment contract deposits, which are a component of financing activities. The increase in investment contract deposits over 2001 and 2000 is due to growth in new deposits offset by withdrawals and terminations of existing deposits.

      In addition to cash flows from operating and financing activities, a substantial amount of liquid funds is available through Oxford’s short-term portfolio. At December 31, 2002, 2001 and 2000, short-term investments amounted to $80.4 million, $53.5 million and $44.9 million, respectively. Management believes that the overall sources of liquidity will continue to meet foreseeable cash needs.

      During fiscal 2002, Oxford realized a write-down of investments due to other than temporary declines approximating $2.3 million. During fiscal 2003, Oxford realized a write-down of investments due to other than temporary declines of approximately $7.9 million.

Consolidated Group

      Cash provided (used) by operating activities were $74.5 million, ($19.6) million and $172.6 million for fiscal year 2003, 2002 and 2001, respectively.

Stockholders’ Equity

U-Haul’s Moving and Storage Operations

      U-Haul’s stockholders’ equity was $499.4 million, $458.6 million and $449.6 million as of March 31, 2003, 2002 and 2001, respectively. Earnings or losses from operating activities was the cause for the change in each of the years.

SAC Moving and Storage Operations

      SAC Holdings’ stockholders’ deficit was $45.1 million, $37.7 million and $23.5 million as of March 31, 2003, 2002 and 2001, respectively

AMERCO’S Real Estate Operations

      Real Estate stockholders’ equity was $215.0 million, $196.4 million and $88.4 million as of March 31, 2003, 2002 and 2001, respectively. The increase in fiscal year 2003 and 2002 is due to increased earnings and the sale of storage properties during fiscal year 2002.

Property and Casualty

      RepWest’s stockholder’s equity was $199.1 million, $205.3 million and $186.7 million at December 31, 2002, 2001 and 2000, respectively. The decrease in 2002 from 2001 is due to the operating losses in 2002. The increase in 2001 from 2000 was due to a $60.2 million capital contribution from the RepWest’s parent AMERCO, offset by operating losses in 2001. RepWest does not use debt or equity issues to increase capital and therefore has no exposure to capital market conditions. RepWest did not pay dividends to its parent during 2002, 2001 or 2000.

      Applicable laws and regulations of the State of Arizona require RepWest and Oxford to maintain minimum capital and surplus determined in accordance with statutory accounting practices. The amount of dividends that can be paid to shareholders by insurance companies domiciled in the State of Arizona is limited. Any dividend in excess of the limit requires prior regulatory approval. At December 31, 2002, RepWest has $6.5 million of statutory surplus available for distribution. However, as discussed in Item 1, subsequent to December 31, 2002, RepWest consented to an Order of Supervision which, among other things, prohibits any dividend payments to AMERCO without prior approval of the DOI.

Life Insurance

      Oxford’s stockholder’s equity was $111.1 million, $117.7 million and $90.9 million as of December 31, 2002, 2001 and 2000, respectively. The decrease from 2001 to 2002 is from investment losses, the increase from 2000 to 2001 is a result of earnings, changes in market value of the available for sale investment portfolio and a $15.4 million contribution from AMERCO. Oxford did not pay dividends in 2002, 2001 or 2000. At December 31, 2002, Oxford cannot distribute any of its statutory surplus as dividends without regulatory approval.

Consolidated group

      The Consolidated group’s stockholder equity was $333.0 million, $381.5 million and $446.4 million as of the end of fiscal years 2003, 2002 and 2001, respectively.

Quarterly Results

      The quarterly results shown below are derived from unaudited financial statements for the eight quarters beginning April 1, 2001 and ending March 31, 2003. The Company has restated the quarterly information to reflect the adjustments identified with the reaudit and current year audit of the consolidated financial statements. The Company believes that all necessary adjustments have been included in the amounts stated below to present fairly, and in accordance with generally accepted accounting principles. U-Haul moving and storage operations are seasonal and proportionally more of the Company’s revenues and net earnings from its U-Haul moving and storage operations are generated in the first and second quarters of each fiscal year (April through September). The operating results for the periods presented are not necessarily indicative of results for any future period.

	Quarter Ended

		Dec 31,	Sep 30,	Jun 30,
	Mar 31,	2002	2002	2002
	2003	Restated	Restated	Restated

	(In thousands, except for share and per share data)
Total revenues	$448,997	467,223	636,874	579,294
Earnings/(loss) from operations	(10,534)	(6,722)	62,869	63,597
Net earnings (loss)	(25,110)	(45,783)	22,128	23,779
Weighted average common shares outstanding basic and diluted	20,837,164	20,762,722	20,779,543	20,592,858
Earnings (loss) from operations per common share(1)	(0.51)	(0.32)	3.02	3.09
Earnings (loss) per common Share basic and diluted	(1.36)	(2.37)	0.91	1.00

	Quarter Ended

	Mar 31,	Dec 31,	Sep 30,	Jun 30,
	2002	2001	2001	2001
	Restated	Restated	Restated	Restated

	(In thousands, except for share and per share data)
Total revenues	$461,881	480,630	655,150	595,917
Earnings from operations	(19,879)	(31,657)	61,510	32,161
Net earnings (loss)	(39,410)	(36,061)	20,757	(7,274)
Weighted average common shares outstanding basic and diluted	21,022,712	20,892,342	21,106,343	21,280,361
Earnings (loss) from operations per common share(1)	(0.95)	(1.52)	2.91	1.52
Earnings (loss) per common share basic and diluted	(2.05)	(1.88)	.83	0.19

(1)	Net earnings (loss) per common share amounts were computed after giving effect to the dividends on AMERCO’s Preferred Stock.

Risk Factors

AMERCO has filed for protection under Chapter 11 of the Bankruptcy Code.

      On June 20, 2003, AMERCO filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code. AMERCO’s subsidiaries were not included in the initial filing. However, on August 13, 2003, Amerco Real Estate Company filed for protection under Chapter 11. AMERCO will continue to manage its properties and operate its businesses as “debtor-in-possession in” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code. In order to exit Chapter 11 successfully, AMERCO will need to propose, and obtain confirmation by the Bankruptcy Court of, a plan of reorganization that satisfies the requirements of the Bankruptcy Code. Although AMERCO expects to file a “full-value” plan of reorganization that provides creditors with a combination of cash and new debt securities equal to the full amount of their allowed claims as well as AMERCO’s emergence from bankruptcy as a going concern, there can be no assurance at this time that a plan of reorganization will be confirmed by the Bankruptcy Court or that any such plan will be implemented successfully.

      The U.S. Trustee has appointed a Creditors’ Committee and an Equity Committee. The Creditors’ Committee, Equity Committee and their respective legal representatives have a right to be heard on certain matters that come before the Bankruptcy Court. There can be no assurance that the Creditors’ Committee and Equity Committee will support AMERCO’s positions or AMERCO’s ultimate plan of reorganization, once proposed, and disagreements between AMERCO and the Creditors’ Committee and Equity Committee could protract the Chapter 11 case, could negatively impact AMERCO’s ability to operate during the Chapter 11 case, and could prevent AMERCO’s emergence from Chapter 11.

      At this time, it is not possible to predict accurately the effect of the Chapter 11 reorganization process on the Company’s business or when AMERCO may emerge from Chapter 11. The Company’s future results depend on the timely and successful confirmation and implementation of a plan of reorganization. The rights and claims of various creditors and security holders will be determined by the plan as well. Although AMERCO expects to file and consummate a “full value” plan of reorganization that provides creditors with a combination of cash and new debt securities equal to the full amount of their allowed claims and also preserves the value of AMERCO’s common and preferred stock, no assurance can be given as to what values, if any, will be ascribed in the bankruptcy proceedings to each of these constituencies. Accordingly, the Company urges that appropriate caution be exercised with respect to existing and future investments in any of such securities and claims.

We operate in a highly competitive industry.

      The truck rental industry is highly competitive and includes a number of significant national and hundreds of regional and local competitors. Competition is generally based on price, product quality, convenience, availability, brand name recognition and service. In our truck rental business, we face competition from Budget Car and Truck Rental Company and Penske Truck Leasing. Some of our competitors may have greater financial resources than we have. We cannot assure you that we will not be forced to reduce our rental prices or delay price increases.

      We compete with national and regional self-storage operators as well as local operators. Competition in the market areas in which we operate is significant and affects the occupancy levels, rental rates and operating expenses of our facilities. Competition might cause us to experience a decrease in occupancy levels, limit our ability to increase rental rates and compel us to offer discounted rental rates which could have a material adverse effect on our operating results.

      Entry into the self-storage business through acquisition of existing facilities is possible for persons or institutions with the required initial capital. Development of new self-storage facilities is more difficult, however, due to zoning, environmental and other regulatory requirements. The self-storage industry has in the past experienced overbuilding in response to perceived increases in demand. We cannot assure you that we will be able to successfully compete in existing markets or expand into new markets.

Control of AMERCO remains in the hands of a small contingent.

      As of June 30, 2003, Edward J. Shoen, Chairman of the Board of Directors and President of AMERCO, James P. Shoen, a director of AMERCO, and Mark V. Shoen, an executive officer of AMERCO, collectively own 8,893,078 shares (approximately 43.1%) of the outstanding common shares of AMERCO. Accordingly, Edward J. Shoen, Mark V. Shoen and James P. Shoen will be in a position to continue to influence the election of the members of the Board of Directors and approval of significant transactions. In addition, 2,402,456 shares (approximately 11.7%) of the outstanding common shares of AMERCO, including shares allocated to employees and unallocated shares, are held by our Employee Savings and Employee Stock Ownership Trust.

Our operations subject us to numerous environmental regulations and the possibility that environmental liability in the future could adversely affect our operations.

      Compliance with environmental requirements of federal, State and local governments significantly affects our business. Among other things, these requirements regulate the discharge of materials into the water, air and land and govern the use and disposal of hazardous substances. Under environmental laws, we can be held strictly liable for hazardous substances that are found on real property we have owned or operated. We are aware of issues regarding hazardous substances on some of our real estate and we have put in place a remedial plan at each site where we believe such a plan is necessary. We regularly make capital and operating expenditures to stay in compliance with environmental laws. In particular, we have managed a testing and removal program since 1988 for our underground storage tanks. Under this program, we spent $43.7 million between April 1988 and March 31, 2003. Despite these compliance efforts, risk of environmental liability is part of the nature of our business.

      While we do not expect the future cost of compliance with environmental laws or future environmental liabilities, including compliance and remediation costs, to have a material adverse effect on our business, environmental laws and regulations are complex, change frequently and could become more stringent in the future. We cannot assure you that future compliance with these regulations or future environmental liabilities will not have a material adverse effect on our business.

Our business is seasonal.

      Our business is seasonal and our results of operations and cash flows fluctuate significantly from quarter to quarter. Historically, revenues have been stronger in the first and second fiscal quarters due to the overall increase in moving activity during the spring and summer months. The fourth fiscal quarter is generally weakest, when there is a greater potential for adverse weather conditions.

We obtain our rental trucks from a limited number of manufacturers.

      In the last ten years, we purchased all of our rental trucks from Ford and General Motors. Although we believe that we have alternative sources of supply for our rental trucks, termination of one or more of our relationships with any of these suppliers could have a material adverse effect on our business, financial condition or results of operations.

Our property and casualty insurance business has suffered extensive losses.

      Our property and casualty insurance business, RepWest, has experienced significant net losses totaling approximately $77.0 million for the three calendar years ended December 31, 2002. These losses are primarily attributable to business lines that were unprofitable as underwritten. To restore profitability in RepWest, we are exiting all non-U-Haul related lines and the exit may result in near term losses as these lines are eliminated. Although we believe the changes will have a positive impact on the financial position of RepWest, we cannot assure you that we will be successful in returning RepWest to sustained profitability. Our inability to sustain profitability could have a material adverse effect on our earnings and financial position.

Our insurance businesses have recently suffered downgrades in their ratings from national insurance company rating agencies.

      A.M. Best has recently downgraded RepWest and Oxford. These downgrades have affected their standing in the insurance industry and caused their premiums to decrease. Ratings have become an increasingly important factor in establishing the competitive position of insurance companies. A.M. Best ratings reflect its opinion of an insurance company’s financial strength, operating performance, strategic position and ability to meet its obligations to policyholders. The A.M. Best ratings are C for RepWest and C+ for Oxford.

Notes receivable from SAC Holdings are a significant portion of AMERCO’S total assets.

      At March 31, 2003, we held $394.2 million of mortgage loans and notes due from SAC Holdings. Although these assets have been eliminated in the consolidated financial statements, we have significant economic exposure to SAC Holdings. SAC Holdings is highly leveraged with total outstanding indebtedness and other obligations of $982.2 million at March 31, 2003. We hold various senior and junior unsecured notes of SAC Holdings. The senior unsecured notes of SAC Holdings that we hold rank equal in right of payment with the notes of certain senior mortgage holders, but junior to the extent of the collateral securing the applicable mortgages and junior to the extent of the cash flow waterfalls that favor the senior mortgage holders. If SAC Holdings are unable to meet their obligations to their senior lenders, it could trigger a default on their obligations to us. In such an event of default, we could suffer a significant loss to the extent the value of the underlying collateral on our loans to SAC Holdings is inadequate to repay SAC Holdings’ senior lenders and us. We cannot assure you that SAC Holdings will not default on their loans to their senior lenders or that the value of SAC Holdings’ assets upon liquidation would be sufficient to repay us in full.

AMERCO is a holding company and is dependent on its subsidiaries for cash flow.

      As a holding company with no business operations, AMERCO’s material assets consist only of the stock of its subsidiaries. AMERCO will have to rely upon dividends and other payments from its subsidiaries to generate the funds necessary to pay its obligations. AMERCO’s subsidiaries, however, are legally distinct from AMERCO and have no obligation, contingent or otherwise, to make funds available to AMERCO. The ability of AMERCO’s subsidiaries to make dividend and other payments to AMERCO is subject to, among other things, the availability of funds, the terms of the indebtedness of AMERCO’s subsidiaries and applicable state laws and insurance regulations.

We face risks related to an SEC investigation and securities litigation.

      The SEC has issued a formal order of investigation to determine whether we have violated the Federal securities laws. Although we have fully cooperated with the SEC in this matter and intend to continue to fully cooperate, the SEC may determine that we have violated Federal securities laws. We cannot predict when this investigation will be completed or its outcome. If the SEC makes a determination that we have violated Federal securities laws, we may face sanctions, including, but not limited to, significant monetary penalties and injunctive relief.

      In addition, the Company has been named a defendant in a number of class action and related lawsuits. The findings and outcome of the SEC investigation may affect the class-action lawsuits that are pending. We are generally obliged, to the extent permitted by law, to indemnify our directors and officers who are named defendants in some of these lawsuits. We are unable to estimate what our liability in these matters may be, and we may be required to pay judgments or settlements and incur expenses in aggregate amounts that could have a material adverse effect on our financial condition or results of operations.

We face risks related to a Department of Labor Investigation.

      The DOL is presently investigating whether there were violations of ERISA involving the AMERCO Employee Savings, Profit Sharing, and Employee Stock Ownership Plan (the “Plan”). Although the Company has fully cooperated with the DOL in this matter and intends to continue to fully cooperate, the DOL may determine that the Company has violated ERISA. In that event, the Company may face sanctions, including, but not limited to, significant monetary penalties and injunctive relief.

Our common stock may be delisted from the NASDAQ Stock Market.

      On June 24, 2003, we received a letter from NASDAQ indicating that, in light of AMERCO’s recent Chapter 11 filing, a NASDAQ Listing Qualifications Panel (the “Panel”) would consider such filing and associated concerns in rendering a determination regarding AMERCO’s listing status. NASDAQ has requested, and we have provided, information regarding the Chapter 11 filing and the anticipated effect of the filing on the shareholders of AMERCO. On August 13, 2003, AMERCO received a letter from Nasdaq indicating that the Panel has determined to continue the listing of AMERCO’s common stock on Nasdaq provided that: (1) on or before August 22, 2003, AMERCO files this report and its Form 10-Q for the quarter ended June 30, 2003 with the SEC and Nasdaq (Nasdaq has been advised that this deadline was not met and further discussions with Nasdaq are anticipated); (2) on or before deadlines determined by the Panel, AMERCO submits to Nasdaq a copy of the Company’s plan of reorganization as filed with the bankruptcy court, a copy of any amendments to the plan of reorganization as submitted to the bankruptcy court; documentation evidencing that AMERCO has commenced the solicitation of votes regarding the plan of reorganization, as well as documentation evidencing that the plan of reorganization has been confirmed by the bankruptcy court; and (3) on or before January 9, 2004, AMERCO submits documentation to Nasdaq evidencing its emergence from bankruptcy. In addition to the foregoing, AMERCO must comply with all other requirements for continued listing on Nasdaq. Although we intend to seek a modification of the deadlines to file its Form 10-K and Form 10-Q as discussed above and to take all actions available to maintain its Nasdaq listing, there can be no assurance that AMERCO will be able to do so.

Our preferred stock may be delisted from the New York Stock Exchange.

      The New York Stock Exchange has completed a review of the continued listing of the Series A 8 1/2% preferred stock of AMERCO following its filing for protection under Chapter 11. According to NYSE, this assessment has shown that the Company is currently in compliance with all of the NYSE’s quantitative continued listing standards. The NYSE will continue to closely monitor events at the Company in connection with assessing the appropriateness of continued listing of the Company’s preferred stock. The NYSE has indicated that it will give consideration to immediate suspension of the Company’s preferred stock if authoritative advice is received that the Company’s securities, including the common stock, are without value, or if the Company subsequently falls below any of the NYSE’s quantitative continued listing standards. In addition, the NYSE noted that it may, at any time, suspend a security if it believes that continued dealings in the security on the NYSE are not advisable. Accordingly, there can be no assurance that the Company’s preferred stock will continue to be listed on NYSE.

RepWest has consented to an Order of Supervision issued by the Arizona Department of Insurance.

      On May 20, 2003, RepWest consented to an Order of Supervision issued by the DOI. Pursuant to this Order and Arizona law, during the period of supervision, RepWest may not engage in certain activities without the prior approval of the DOI.

      The requirements to abate the order are for RepWest to eliminate the specific credit risk associated with the exposures to AMERCO and its affiliates and establish that it possesses surplus sufficient with Arizona law and as the Arizona Director of Insurance may require based on type, volume or nature of its business pursuant to Arizona law.

      In addition, if RepWest fails to satisfy the requirements to abate DOI’s concerns, the DOI may take further action, including, but not limited to, commencing a conservatorship.

IRS Examination

      In connection with the resolution of litigation with certain members of the Shoen family and their corporations, AMERCO has deducted for income tax purposes approximately $372.0 million of the payments made to plaintiffs in a lawsuit. While AMERCO believes that such income tax deductions are appropriate, there can be no assurance that such deductions ultimately will be allowed in full. The IRS has proposed adjustments to the Company’s 1997 and 1996 tax returns. Nearly all of the adjustments are attributable to denials of deductions claimed for certain payments made in connection with this litigation. We believe these income tax deductions are appropriate and are vigorously contesting the IRS adjustments. No additional taxes have been provided in the accompanying financial statements, as management believes that none will result.

New Accounting Pronouncements

      SFAS No. 143, Accounting for Asset Retirement Obligations, requires recognition of the fair value of liabilities associated with the retirement of long-lived assets when a legal obligation to incur such costs arises as a result of the acquisition, construction, development and/or the normal operation of a long-lived asset. Upon recognition of the liability, a corresponding asset is recorded at present value and accreted over the life of the asset and depreciated over the remaining life of the long-lived asset. SFAS 143 defines a legal obligation as one that a party is required to settle as a result of an existing or enacted law, statute, ordinance, or written or oral contract or by legal construction of a contract under the doctrine of promissory estoppel. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The implementation of this accounting standard is not expected to have a material impact on the financial statements.

      In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. We have adopted this statement effective April 1, 2002 and it did not affect our consolidated financial position or results of operations.

      In April 2002, the FASB issued SFAS No. 145, Rescission of No. 4, (Reporting Gains and Losses from Extinguishment of Debt), No. 44 (Accounting for Intangible Assets of Motor Carriers), No. 64, (Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements), Amendment of FASB Statement No. 13 (Accounting for Leases) and Technical Corrections. This statement eliminates the current requirement that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent, in accordance with the current GAAP criteria for extraordinary classification. In addition,

SFAS 145 eliminates an inconsistency in lease accounting by requiring that modification of capital leases that result in reclassification as operating leases be accounted for consistent with sale-leaseback accounting rules. The statement also contains other nonsubstantive corrections to authoritative accounting literature. The changes related to debt extinguishment were effective for fiscal years beginning after May 15, 2002, and the changes related to lease accounting were effective for transactions occurring after May 15, 2002. Pre-tax earnings were reduced by $3.3 million and $547 thousand for the fiscal year ended March 31, 2001 and 2000, respectively. The reclassification did not reduce net earnings for the fiscal year ended March 31, 2001 and 2000 as the extraordinary loss on early extinguishment of debt was reported net of taxes.

      In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, (SFAS 146) Accounting for Costs Associated with Exit or Disposal Activities, which addresses accounting for restructuring and similar costs. SFAS 146 supersedes previous accounting guidance, principally Emerging Issues Task Force (EITF) Issue No. 94-3. SFAS 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of a company’s commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS 146 may affect the timing of recognizing future restructuring costs as well as the amount recognized. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS 146 will not have any immediate effect on the Company’s consolidated financial statements and will be applied prospectively.

      In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor’s Accounting for Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34, Disclosure of Indirect Guarantees of Indebtedness of Others (“FIN 45”). FIN 45 clarifies the requirements for a guarantor’s accounting for and disclosure of certain guarantees issued and outstanding. It also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company entered into a support party agreement for $70.0 million of indebtedness of an affiliate. Under the terms of FIN 45, the Company recognized a liability in the amount of $70.0 million, which is management’s estimate of the liabilities associated with the guarantee.

      In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“FAS 148”), which amends Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”). FAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, FAS 148 amends the disclosure requirement of FAS 123 to require more prominent and more frequent disclosures in financial statements of the effects of stock-based compensation. The transition guidance and annual disclosure provisions of FAS 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The Company does not have any stock based compensation plans and the adoption of FAS 148 is not expected to have a material impact on the Company’s consolidated balance sheet or results of operations.

      In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This Statement amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. In particular, SFAS No. 149 (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in SFAS No. 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying derivative to conform it to the language used in FASB Interpretation No. 45, Guarantor Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and (4) amends certain other existing pronouncements.. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003. The Company does not believe the adoption of SFAS No. 149 will have a material impact on the Company’s financial position, results of operations or cash flows.

      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS No. 150 is effective at the beginning of the first interim period beginning after June 15, 2003; including all financial instruments created or modified after May 31, 2003. SFAS No. 150 currently has no impact on the Company.

      In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletins (“ARB”) No. 51, Consolidated Financial Statements (“FIN 46”). FIN 46 applies immediately to variable interest entities created after January 31, 2003, and in the first interim period beginning after June 15, 2003 for variable interest entities created prior to January 31, 2003. The interpretation explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. The interpretation requires variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Variable interest entities that effectively disperse risks will not be consolidated unless a single party holds an interest or combination of interests that effectively recombines risks that were previously dispersed. The Company has determined that Private Mini is a Variable Interest Entity and will need to be consolidated beginning in July 2003. The impact of this on the consolidated financial statements is to increase assets by approximately $320.0 million and increase debt by approximately $308.0 million. AMERCO also determined that SAC qualifies as a Variable Interest Entity and will continue to be consolidated.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

      In the normal course of business, AMERCO is exposed to fluctuations in interest rates. AMERCO manages such exposure through the use of a variety of derivative financial instruments when deemed prudent. AMERCO does not enter into leveraged financial transactions or use derivative financial instruments for trading purposes. The exposure to market risk for changes in interest rates relates primarily to debt obligations. AMERCO’s objective is to mitigate the impact of changes in interest rates on its variable rate debt. Historically, AMERCO has used interest rate swap agreements to provide for matching the gain or loss recognition on the hedging instrument with the recognition of the changes in the cash flows associated with the hedged asset or liability attributable to the hedged risk or the earnings effect of the hedged forecasted transaction. At March 31, 2003, no interest rate swap contracts existed. At March 31, 2002, the Company had interest rate swap contracts to pay variable rates of interest at the 3-month US LIBOR and receive fixed rates of interest (average rate of 8.6%) on $45 million notional amount of indebtedness. This resulted in approximately $238 million of the Company’s underlying debt being subject to variable interest rates. See Note 6 of Notes to Consolidated Financial Statements in Item 8. A fluctuation in the interest rates of 100 basis points would change AMERCO’s interest expense by approximately $2.5 million.

      SAC Holdings debt is primarily fixed rate. Fluctuations in interest rates for new operations could have an impact on operations. SAC Holdings does not enter into leveraged financial transactions or use derivative financial instruments for trading purposes.

Foreign Currency Exchange Rate Risk

      The Company’s earnings are affected by fluctuations in the value of foreign currency exchange rates. Approximately 2.0% of the Company’s revenue is generated in Canada. The result of a 10% change in the value of the U.S. dollar relative to the Canadian dollar would not be material. The Company does not typically hedge any foreign currency risk since the exposure is not considered material.

      SAC Holdings earnings are affected by fluctuations in the value of foreign currency exchange rates. Approximately 6.4% of SAC Holdings revenue is generated in Canada. SAC Holdings does not typically hedge any foreign currency risk since the exposure is not considered material.

Item 8.	Financial Statements and Supplementary Data

      The Report of Independent Accountants and Consolidated Financial Statements of AMERCO and SAC Holdings, including the notes to such statements and the related schedules, are set forth on pages 54 through 106 and are thereby incorporated herein.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial

Disclosure

      On July 17, 2002, the Company dismissed PricewaterhouseCoopers LLP (“PwC”) as the Company’s independent auditors. On August 8, 2002, the Company engaged BDO as the Company’s independent auditing firm.

      On July 23, 2002, the Company disclosed the following:

•	That the reports of PwC on the financial statements of the Company for the fiscal years ended March 31, 2002 and 2001 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles.

•	That the decision to dismiss PwC was recommended by the Company’s audit committee and authorized by the Board of Directors of the Company.

•	That for the Company’s fiscal years ended March 31, 2002 and 2001 and through July 17, 2002, there were no disagreements with PwC on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of PwC would have caused it to make reference to the subject matter of the disagreements in its report.

•	That for the Company’s fiscal years ended March 31, 2002 and 2001 and through July 17, 2002, there had occurred none of the “reportable events” listed in Item 304(a)(1)(v)(A-D) of Regulation S-K.

•	That PwC indicated to the Company that material weaknesses exist in certain aspects of the Company’s internal controls that were noted during PwC’s audits of the Company’s financial statements for the fiscal years ended March 31, 2001 and 2002.

•	That PwC recommended examination and augmentation, as appropriate, of certain aspects of the Company’s internal control procedures, including the following: (1) Responsibility for each general ledger account should be assigned to an appropriate person, reconciliations (particularly with respect to intercompany accounts with SAC Holdings, inventory, and fixed assets) should be performed on a monthly basis, and the financial reporting manager should ensure that all accounts with variances at month-end are investigated and corrected within an appropriate timeframe; (2) The internal control structure and monitoring process of management should be strengthened to help detect misstated account balances on a timely basis. Corrections of items should be made on a timely basis, as well, to ensure proper quarterly and annual reporting; (3) Access to the general ledger should be limited to a few select individuals, with the appropriate level of authority, who do not possess incompatible job responsibilities. Further, journal entries should be reviewed and approved to ensure that each adjustment is supported by appropriate documentation and that each entry has been reflected on the subsidiary ledger, if applicable; (4) Controls relating to inventory costing, including LIFO reserve calculations, manufacturing and overhead costs, and retention of records should be improved; and (5) Position vacancies should be filled in a timely manner with competent personnel. Documentation of job responsibilities, processes, etc. should be prepared to ensure efficient and accurate knowledge transfer. In addition, cross training of employees and functions should occur to strengthen the control environment and to minimize disruptions in the event of employee turnover.

•	That the Audit Committee had discussed these matters with PwC and the Company had begun addressing these matters.

•	That the Company had authorized PwC to respond fully to any inquiries concerning these matters from the auditor selected to replace PwC.

•	That the Company had received a letter from PwC stating that PwC agreed with the statements reported above.

      Subsequently, the Report of Independent Accountants on the financial statements of the Company for the year ended March 31, 2002 issued by PwC on January 6, 2003 included a going concern explanatory paragraph. Such explanatory paragraph expressed substantial doubt about the Company’s ability to continue as a going concern due, in part, to AMERCO’s default (either directly or indirectly as a result of cross-default) of approximately $1,175.4 million in current obligations.

      On May 7, 2003 PwC notified the Company that the report referred to in the preceding paragraph, that is dual dated September 23, 2002, except notes 1, 21, and 22, which are dated January 6, 2003, should no longer be associated with the financial statements (a) of AMERCO and its subsidiaries, SAC Holding Corporation and its subsidiaries, and SAC Holding Corporation II and its subsidiaries at March 31, 2002, and the results of their operations and their cash flows for the year then ended and (b) of AMERCO and its subsidiaries and SAC Holding Corporation and its subsidiaries at March 31, 2001, and the results of their operations and their cash flows for each of the two years in the period ended March 31, 2001.

PART III

Item 10.	Directors and Executive Officers of the Registrants

      The Registrant’s Directors and Executive Officers are:

Name	Age*	Office

Edward J. Shoen	54	Chairman of the Board, President, and Director
William E. Carty	76	Director
John M. Dodds	66	Director
Charles J. Bayer	63	Director
John P. Brogan	59	Director
James J. Grogan	49	Director
M. Frank Lyons	67	Director
James P. Shoen	43	Director
Gary B. Horton	59	Treasurer of AMERCO and Asst. Treasurer of U-Haul
Gary V. Klinefelter	55	Secretary & General Counsel of AMERCO and U-Haul
Rocky D. Wardrip	45	Assistant Treasurer of AMERCO
Mark V. Shoen	52	President of U-Haul Phoenix Operations
John C. Taylor	45	Director and Executive V.P. of U-Haul
Ronald C. Frank	62	Executive V.P. of U-Haul Field Operations
Mark A. Haydukovich	46	President of Oxford Life Insurance Company
Carlos Vizcarra	56	President of Amerco Real Estate Company
Richard M. Amoroso	44	President of Republic Western Insurance Company

*	Ages are as of June 30, 2003

Class I (Term Expires at 2003 Meeting)

      JOHN P. BROGAN has served as a Director of AMERCO since August 1998 and has served as the Chairman of Muench-Kreuzer Candle Company since 1980. He has been involved with various companies including a seven year association with Alamo Rent-A-Car that ended in 1986. He is a member of the American Institute of Certified Public Accountants and served as Chairman of the Board of Trustees, College of the Holy Cross, from 1988 to 1996.

      JAMES J. GROGAN has served as a Director of AMERCO since August 1998 and is the CEO of Loreto Bay Company. He was President of G.W. Holdings, a diversified investment company, from 2001 to 2002. Throughout 1999 and 2000, he served as President and CEO of Sterling Financial Corporation, a Toronto Stock Exchange company focused on real estate investments. He was the Senior Executive Vice President of UDC Homes, a homebuilder, from 1996 to 1998. He serves on the Board of Directors of several charitable organizations.

Class II (Term Expires at 2004 Meeting)

      EDWARD J. SHOEN has served as a Director and Chairman of the Board of AMERCO since 1986, as President since 1987, as a Director of U-Haul since 1990, and as the President of U-Haul since 1991. Mr. Shoen has been associated with the Company since 1971.

      M. FRANK LYONS was elected to the Board of AMERCO on February 6, 2002 to fill the vacancy created by the resignation of Richard J. Herrera. Mr. Lyons served in various positions with the Company from 1959 until 1991, including 25 years as the president of Warrington Manufacturing. From 1991 until his retirement in 2000 he was president of Evergreen Realty, Inc.

Class III (Term Expires at 2005 Meeting)

      JOHN M. DODDS has served as a Director of AMERCO since 1987 and Director of U-Haul since 1990. Mr. Dodds has been associated with the Company since 1963. He served in regional field operations until 1986 and served in national field operations until 1994. Mr. Dodds retired from the Company in 1994.

      JAMES P. SHOEN has served as a director of AMERCO since 1986 and was Vice President of AMERCO from 1989 to November 2000. Mr. Shoen has been associated with the Company since 1976. He served from 1990 to November 2000 as Executive Vice President of U-Haul.

Class IV (Term Expires at 2006 Meeting)

      WILLIAM E. CARTY has served as a Director of AMERCO since 1987 and as a Director of U-Haul since 1986. He has been associated with the Company since 1946. He has served in various executive positions in all areas of the Company. Mr. Carty retired from the Company in 1987.

      CHARLES J. BAYER has served as a Director of AMERCO since 1990 and has been associated with the Company since 1967. He has served in various executive positions and served as President of Amerco Real Estate Company until his retirement in October 2000.

Other Executive Officers

      GARY B. HORTON has served as Treasurer of AMERCO since 1982 and Assistant Treasurer of U-Haul since 1990. He has been associated with the Company since 1969.

      GARY V. KLINEFELTER, Secretary of AMERCO since 1988 and Secretary of U-Haul since 1990, is licensed as an attorney in Arizona and has served as General Counsel of AMERCO and U-Haul since June 1988. He has been associated with the Company since 1978.

      ROCKY D. WARDRIP, Assistant Treasurer of AMERCO since 1990, has been associated with the Company since 1978 in various capacities within accounting and treasury operations.

      MARK V. SHOEN has served as a Director of AMERCO from 1990 until February 1997. He has served as a Director of U-Haul from 1990 until November 1997 and as President, Phoenix Operations, from 1994 to present.

      JOHN C. TAYLOR, Director of U-Haul since 1990, has been associated with the Company since 1981. He is presently an Executive Vice President of U-Haul.

      RONALD C. FRANK has been associated with the Company since 1959. He is presently Executive Vice President of U-Haul Field Operations.

      MARK A. HAYDUKOVICH has served as President of Oxford since June 1997. From 1980 to 1997 he served as Vice President of Oxford.

      CARLOS VIZCARRA has served as President of Amerco Real Estate Company since September 2000. He began his previous position as Vice President/ Storage Product Group for U-Haul in 1988.

      RICHARD M. AMOROSO has served as President of RepWest since August 2000. He was Assistant General Counsel of U-Haul from 1993 until February 2000. He served as Assistant General Counsel of ON Semiconductor Corporation from February to August 2000.

      Edward J., Mark V., and James P. Shoen are brothers. William E. Carty is the uncle of Edward J. and Mark V. Shoen. M. Frank Lyons was married to William E. Carty’s sister and the aunt of Edward J. and Mark V. Shoen until her death in 1992. See Item 1. Business — Recent Developments for a discussion of AMERCO’s Chapter 11 filing.

      Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers, and persons who own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership of, and transactions in, the Company’s securities with the Securities and Exchange Commission. Such directors, executive officers and 10% stockholders are also required to furnish the Company with copies of all Section 16(a) forms they file.

      Based solely on a review of the copies of such forms received by it, the Company believes that during fiscal 2003, all Section 16(a) filing requirements applicable to its directors, officers and 10% stockholders were complied with.

Item 11.	Executive Compensation

      The following Summary Compensation Table shows the annual compensation paid to (1) the Company’s chief executive officer; and (2) the four most highly compensated executive officers of the Company, other than the chief executive officer.

Summary Compensation Table

		Annual Compensation

				All Other
		Salary	Bonus	Compensation
Name and Principal Position	Year	($)(1)	($)	($)(2)

Edward J. Shoen	2003	503,708	—	334
Chairman of the Board and President of AMERCO	2002	503,708	—	1,311
and U-Haul	2001	503,708	—	2,311
Mark V. Shoen	2003	617,308	—	334
President of U-Haul Phoenix Operations	2002	623,077	—	1,311
	2001	623,077	—	2,311
Gary V. Klinefelter	2003	251,738	55,000	334
Secretary and General Counsel of AMERCO and U-Haul	2002	222,547	67,000	1,311
	2001	224,239	60,000	2,311
Gary B. Horton	2003	242,308	40,000	334
Treasurer of AMERCO and Assistant Treasurer	2002	233,655	40,000	1,311
of U-Haul	2001	234,539	110,000	2,192
Ronald C. Frank	2003	237,995	15,704	334
Executive V.P. U-Haul Field Operations	2002	188,471	—	1,311
	2001	188,471	—	2,311

(1)	Includes annual fees paid to Directors of AMERCO and U-Haul.

(2)	Represents the value of Common Stock allocated under the AMERCO Employee Savings, Profit Sharing and Employee Stock Ownership Plan.

      The annual fee for all services as a director of AMERCO prior to June 4, 2003 was $26,400. Effective on that date, the annual fee was increased to $50,000. This amount is paid in equal monthly installments. Audit Committee members receive an additional $50,000 annual fee. Executive Finance Committee and Compensation Committee members each receive an additional $20,000 annual fee. Independent Governance Committee members receive an annual fee of $50,000.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      To the best of the Company’s knowledge, the following table lists, as of June 30, 2003 (1) the beneficial ownership of AMERCO’s equity securities of each director and director nominee of AMERCO, of each executive officer named in Item 11, and of all directors and executive officers of AMERCO as a group; (2) the beneficial ownership of Common Stock of those persons who beneficially own more than five percent (5%) of AMERCO’s Common Stock; and (3) the beneficial ownership of each director and director nominee of AMERCO, of each executive officer named in Item 11, and of all directors and executive officers of the Company as a group, of the percentage of net payments received by such persons during the 2003 fiscal year in respect of fleet-owner contracts issued by U-Haul.

	Shares of Common		Percentage of	Percentage of Net
Name and Address of	Stock Beneficially		Common Stock	Fleet Owner
Beneficial Owner	Owned		Class	Contract Payments

Edward J. Shoen(1)	3,487,645	(2)	16.9	.001
Chairman of the Board,
President and Director
2727 N. Central Ave
Phoenix, AZ 85004
Mark V. Shoen(1)	3,355,471	(2)	16.3	N/A
President, U-Haul
Phoenix Operations
2727 N. Central Ave
Phoenix, AZ 85004
James P. Shoen(1)	2,049,962	(2)	9.9	N/A
Director
1325 Airmotive Way
Reno, NV 89502
Sophia M. Shoen	1,388,668	(2)	6.7	N/A
5104 N. 32nd Street
Phoenix, AZ 85018
Heartland Advisors, Inc.	1,143,500	(3)	5.5	N/A
789 North Water Street
Milwaukee, WI 53202
Paul F. Shoen	1,110,442	(2)	5.4	N/A
P.O. Box 524
Glenbrook, NV 89413
The ESOP Trust(2)	2,402,456		11.7	N/A
2727 N. Central Ave
Phoenix, AZ 85004
John M. Dodds	0		0	N/A
Director
2727 N. Central Ave
Phoenix, AZ 85004
William E. Carty(1)	0		0	N/A
Director
2727 N. Central Ave
Phoenix, AZ 85004

	Shares of Common	Percentage of	Percentage of Net
Name and Address of	Stock Beneficially	Common Stock	Fleet Owner
Beneficial Owner	Owned	Class	Contract Payments

Charles J. Bayer	2,186	**	.001
Director
2727 N. Central Ave
Phoenix, AZ 85004
John P. Brogan	6,000	**	N/A
Director and Director Nominee
2727 N. Central Ave
Phoenix, AZ 85004
James J. Grogan	100	**	N/A
Director and Director Nominee
2727 N. Central Ave
Phoenix, AZ 85004
M. Frank Lyons	300	**	N/A
Director
2727 N. Central Ave
Phoenix, AZ 85004
Gary V. Klinefelter	3,513	**	N/A
Secretary and General Counsel
2727 N. Central Ave
Phoenix, AZ 85004
Ronald C. Frank	2,592	**	.002
Executive V.P. Field
Operations of U-Haul
2727 N. Central Ave
Phoenix, AZ 85004
John C. Taylor	1,423	**	N/A
Executive Vice President of U-Haul
2727 N. Central Ave
Phoenix, AZ 85004
Officers and Directors as a group (17 persons)(1)	8,917,548	43.2	.004

**	The percentage of the referenced class beneficially owned is less than one percent.

(1)	Edward J. Shoen, Mark V. Shoen, James P. Shoen, and William E. Carty beneficially own 16,300 shares (0.26%), 16,700 shares (0.27%), 31,611 shares (0.51%), and 12,000 shares (0.19%) of AMERCO’s Series A 8 1/2% Preferred Stock, respectively. The executive officers and directors as a group beneficially own 77,611 shares (1.27%) of AMERCO’s Series A 8 1/2% Preferred Stock.

(2)	The complete name of the ESOP Trust is the ESOP Trust Fund for the AMERCO Employee Savings and Employee Stock Ownership Trust. The ESOP Trustee, which consists of three individuals without a past or present employment history or business relationship with the Company, is appointed by the Company’s Board of Directors. Under the ESOP, each participant (or such participant’s beneficiary) in the ESOP directs the ESOP Trustee with respect to the voting of all Common Stock allocated to the participant’s account. All shares in the ESOP Trust not allocated to participants are voted by the ESOP Trustee. As of June 30, 2003, of the 2,402,456 shares of Common Stock held by the ESOP Trust, 1,607,509 shares were allocated to participants and 794,947 shares remained unallocated. The number of shares reported as beneficially owned by Edward J. Shoen, Mark V. Shoen, James P. Shoen, Paul F. Shoen, and Sophia M. Shoen include Common Stock held directly by those individuals and 3,964, 3,690, 3,648, 779, and 196 shares of Common Stock, respectively, allocated by the ESOP Trust to those individuals. Those shares are also included in the number of shares held by the ESOP Trust.

(3)	The ownership information set forth herein is based on material contained in a Schedule 13G, dated February 13, 2003, filed with the SEC by William Nasgovitz and Heartland Advisors, Inc. According to

the Schedule 13G, Heartland Advisors, Inc. has sole voting and sole dispositive power over 264,200 and 1,143,500 shares, respectively. According to the same Schedule 13G, Mr. Nasgovitz has sole voting and sole dispositive power over 788,000 and 0 shares, respectively.

      To the best of the Company’s knowledge, there are no arrangements giving any stockholder the right to acquire the beneficial ownership of any shares owned by any other stockholder.

Item 13.	Certain Relationships and Related Transactions

      AMERCO has related party transactions with certain major stockholders, directors and officers of the consolidated group as disclosed in Notes 11 and 19 of Notes to Consolidated Financial Statements and below. Management believes that the transactions described in the related notes and below were consummated on terms equivalent to those that would prevail in arm’s-length transactions.

      On December 23, 2002, Mark V. Shoen, President, U-Haul Phoenix Operations and a significant stockholder of AMERCO, purchased a condominium in Phoenix, Arizona from Oxford Life Insurance Company. The purchase price was $279,573, which was in excess of the appraised value.

      During fiscal 2003, U-Haul purchased $2.1 million of printing from Form Builders, Inc. Mark V. Shoen, his daughter and Edward J. Shoen’s sons are major stockholders of Form Builders, Inc. Edward J. Shoen is Chairman of the Board of Directors and President of AMERCO and is a significant stockholder of AMERCO. Mark V. Shoen is President, U-Haul Phoenix Operations and is a significant stockholder of AMERCO. The Company ceased doing business with Form Builders, Inc. on April 18, 2003.

      During fiscal 2003, Sam Shoen, a son of Edward J. Shoen, was employed by U-Haul as project group supervisor. Mr. Shoen was paid an aggregate salary and bonus of $77,327 for his services during the fiscal year.

      During fiscal 2003, a subsidiary of the Company held various senior and junior unsecured notes of SAC Holdings. Substantially all of the equity interest of SAC Holdings is owned by Mark V. Shoen, a significant shareholder and executive officer of AMERCO. The Company does not have an equity ownership interest in SAC Holdings, except for minority investments made by RepWest and Oxford in a SAC Holdings-controlled limited partnership which holds Canadian self-storage properties. The senior unsecured notes of SAC Holdings that the Company holds rank equal in right of payment with the notes of certain senior mortgage holders, but junior to the extent of the collateral securing the applicable mortgages and junior to the extent of the cash flow waterfalls that favor the senior mortgage holders. The Company received cash interest payments of $26.6 million from SAC Holdings during fiscal year 2003. The notes receivable balance outstanding at March 31, 2003 was, in the aggregate, $394.2 million. The largest aggregate amount outstanding during the fiscal year ended March 31, 2003 was $407.4 million. At March 31, 2003, SAC Holdings’ notes and loans payable to third parties totaled $589.0 million. Interest on the senior and junior notes accrues at rates ranging from 6.5% to 13%.

      Interest accrues on the outstanding principal balance of senior notes of SAC Holdings that the Company holds at a fixed rate and is paid on a monthly basis.

      Interest accrues on the outstanding principal balance of junior notes of SAC Holdings that the Company holds at a stated rate of basic interest. A fixed portion of that basic interest is paid on a monthly basis. Additional interest is paid on the same payment date based on the difference between the amount of remaining basic interest and an amount equal to a specified percentage of the net cash flow before interest expense generated by the underlying property minus the sum of the principal and interest due on the senior notes of SAC Holdings relating to that property and a multiple of the fixed portion of basic interest paid on that monthly payment date.

      The latter amount is referred to as the “cash flow-based calculation.”

      To the extent that this cash flow-based calculation exceeds the amount of remaining basic interest, contingent interest equal to that excess and the amount of remaining basic interest are paid on the same monthly date as the fixed portion of basic interest. To the extent that the cash flow-based calculation is less than the amount of remaining basic interest, the additional interest payable on the applicable monthly date is limited to the amount of that cash flow-based calculation. In such a case, the excess of the remaining basic interest over the cash flow-based calculation is deferred and all amounts so deferred bear the stated rate of basic interest until maturity of the junior note.

      In addition, subject to certain contingencies, the junior notes provide that the holder of the note is entitled to receive 90% of the appreciation realized upon, among other things, the sale of such property by SAC Holdings. To date, no such properties have been sold by SAC Holdings.

      The Company currently manages the self-storage properties owned by SAC Holdings pursuant to a standard form of management agreement with each SAC Holdings subsidiary, under which the Company receives a management fee equal to 6% of the gross receipts. The Company received management fees of $12.3 million during fiscal year 2003. This management fee is consistent with the fees received for other properties the Company manages for third parties.

      RepWest and Oxford currently hold a 46% limited partnership interest in Securespace Limited Partnership (“Securespace”), a Nevada limited partnership. A SAC Holdings subsidiary serves as the general partner of Securespace and owns a 1% interest. Another SAC Holdings subsidiary owns the remaining 53% limited partnership interest in Securespace. Securespace was formed by SAC Holdings to be the owner of various Canadian self-storage properties.

      During fiscal year 2003, the Company leased space for marketing company offices, vehicle repair shops and hitch installation centers in 35 locations owned by subsidiaries of SAC Holdings. Total lease payments pursuant to such leases were $2.1 million during fiscal year 2003. The terms of the leases are similar to the terms of leases for other properties owned by unrelated parties that are leased to the Company.

      At March 31, 2003, subsidiaries of SAC Holdings acted as U-Haul independent dealers. The financial and other terms of the dealership contracts with subsidiaries of SAC Holdings are substantially identical to the terms of those with the Company’s other independent dealers. During fiscal 2003, the Company paid subsidiaries of SAC Holdings $27.7 million in commissions pursuant to such dealership contracts.

      The transactions discussed above involving SAC Holdings have all been eliminated from the Company’s consolidated financial statements. Although these transactions have been eliminated for financial statement reporting purposes, except for minority investments made by RepWest and Oxford in Securespace, the Company has not had any equity ownership interest in SAC Holdings.

      SAC Holdings were established in order to acquire self-storage properties which are being managed by the Company pursuant to management agreements. The sale of self-storage properties by the Company to SAC Holdings has in the past provided significant cash flows to the Company and the Company’s outstanding loans to SAC Holdings entitle the Company to participate in SAC Holdings’ excess cash flows (after senior debt service).

      Management believes that its sales of self-storage properties to SAC Holdings over the past several years provided a unique structure for the Company to earn rental revenues from the SAC Holdings self-storage properties that the Company manages and participate in SAC Holdings’ excess cash flows as described above.

      Although the Board of Directors of the appropriate subsidiary which was a party to each transaction with SAC Holdings approved such transaction at the time it was completed, the Company did not seek approval by AMERCO’s Board of Directors for such transactions. However, AMERCO’s Board of Directors, including the independent members, was made aware of and received periodic updates regarding such transactions from time to time. All future real estate transactions with SAC Holdings that involve the Company or any of its subsidiaries will have the prior approval of AMERCO’s Board of Directors, even if it is not legally required, including a majority of the independent members of AMERCO’s Board of Directors.

      In connection with transactions described above regarding parts, tools and printing services, the Internal Audit Department of U-Haul periodically tests pricing against competitive third party bids for fairness.

      Management believes that the foregoing transactions were consummated on terms equivalent to those that prevail in arm’s-length transactions.

Item 14.	Controls and Procedures

Evaluation of Controls and Procedures

      We maintain disclosure control procedures, which are designed to ensure that material information related to AMERCO and its subsidiaries and SAC Holdings and their subsidiaries is disclosed in our public filings on a regular basis. In response to recent legislation and proposed regulations, we reviewed our internal control structure and our disclosure controls and procedures. Internal controls are procedures which are designed with the objective of providing reasonable assurance that 1) records are maintained that in reasonable detail accurately reflect the Company’s transactions and dispositions of its assets; 2) assets are safeguarded against unauthorized or improper use; and 3) transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principles. Disclosure controls are designed with the objective of ensuring that information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

      The Company’s management does not expect that the internal controls and disclosure controls will prevent all error or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to the cost. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

      Within 90 days prior to filing this Form 10-K, members of the Company’s management, including the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, management has concluded that there were deficiencies in the design and operations of our internal controls that adversely affected our ability to record, process, summarize and report financial data. The deficiencies were considered to be material weaknesses under the standards established by the American Institute of Certified Public Accountants. As a result of the conclusions discussed above, under the direction of the Audit Committee and the Board of Directors, we have taken corrective action to strengthen our internal controls and procedures to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and accurately reported, within the time periods specified in the SEC’s rules and forms.

Changes in Controls and Procedures

      There were significant changes in the Company’s internal controls and other factors that could significantly affect these internal controls after the date of our most recent evaluation. They include, but are not limited to, the following:

a. We limited access to the general ledger (posting ability) to specifically identified individuals;

b. We require documentation for all journal postings;

c. We have hired a system administrator to document and map all accounting imports and exports to the various subledgers maintained throughout the organization;

d. We have initiated a formal cross training program to ensure that any unforeseen loss of personnel does not adversely affect the financial reporting and disclosure processes;

e. We have hired additional qualified accounting personnel; and

f. We are implementing control procedures to verify each inter company account is reconciled prior to each month end closing process.

PART IV, ITEM 16, EXHIBITS, FINANCIAL STATEMENT SCHEDULES

AND REPORTS ON FORM 8-K

      (a) The following documents are filed as part of this Report:

All other schedules are omitted as the required information is not applicable or the information is presented in the financial statements or related notes thereto.

      (b) No reports on Form 8-K were filed during the last quarter of the period covered by this report.

Exhibit No.	Description

2.1	Order Confirming Plan(1)
2.2	Second Amended and Restated Debtor’s Plan of Reorganization Proposed by Edward J. Shoen(1)
3.1	Restated Articles of Incorporation of AMERCO(2)
3.2	Restated By-Laws of AMERCO(3)
3.3	Restated Articles of Incorporation of U-Haul International, Inc.
3.4	Bylaws of U-Haul International, Inc.
4.1	Debt Securities Indenture dated May 1, 1996(1)
4.2	First Supplemental Indenture, dated as of May 6, 1996(4)
4.3	Rights Agreement, dated as of August 7, 1998(13)
4.5	Second Supplemental Indenture, dated as of October 22, 1997(11)
4.6	Calculation Agency Agreement(11)
4.7	6.65% — AMERCO Series 1997 A Bond Backed Asset Trust Certificates (“BATs”) due October 15, 2000(11)
4.8	Indenture dated September 10, 1996(9)
4.9	First Supplemental Indenture dated September 10, 1996(9)
4.10	Senior Indenture dated April 1, 1999(14)
4.11	First Supplemental Indenture dated April 5, 1999(14)
4.12	Second Supplemental Indenture dated February 4, 2000(15)
10.1*	AMERCO Employee Savings, Profit Sharing and Employee Stock Ownership Plan(5)
10.1A*	First Amendment to the AMERCO Employee Savings, Profit Sharing and Employee Stock Ownership Plan(16)
10.2	U-Haul Dealership Contract(5)
10.3	Share Repurchase and Registration Rights Agreement with Paul F. Shoen(5)
10.5	ESOP Loan Credit Agreement(6)
10.6	ESOP Loan Agreement(6)
10.7	Trust Agreement for the AMERCO Employee Savings, Profit Sharing and Employee Stock Ownership Plan(6)
10.8	Amended Indemnification Agreement(6)
10.9	Indemnification Trust Agreement(6)
10.10	Promissory Note between SAC Holding Corporation and a subsidiary of AMERCO(12)
10.10A	Addendum to Promissory Note between SAC Holding Corporation and a subsidiary of AMERCO(20)
10.11	Promissory Notes between Four SAC Self-Storage Corporation and a subsidiary of AMERCO(12)
10.11A	Amendment and Addendum to Promissory Note between Four SAC Self-Storage Corporation and Nationwide Commercial Co. (20)
10.12	Management Agreement between Three SAC Self-Storage Corporation and a subsidiary of AMERCO(12)
10.13	Management Agreement between Four SAC Self-Storage Corporation and a subsidiary of AMERCO(12)
10.14	Agreement, dated October 17, 1995, among AMERCO, Edward J. Shoen, James P. Shoen, Aubrey K. Johnson, John M. Dodds and William E. Carty(8)

Exhibit No.	Description

10.15	Directors’ Release, dated October 17, 1995, executed by Edward J. Shoen, James P. Shoen, Aubrey K. Johnson, John M. Dodds and William E. Carty in favor of AMERCO(8)
10.16	AMERCO Release, dated October 17, 1995, executed by AMERCO in favor of Edward J. Shoen, James P. Shoen, Aubrey K. Johnson, John M. Dodds and William E. Carty(8)
10.21	Management Agreement between Five SAC Self-Storage Corporation and a subsidiary of AMERCO(10)
10.22	Management Agreement between Eight SAC Self-Storage Corporation and a subsidiary of AMERCO(10)
10.23	Management Agreement between Nine SAC Self-Storage Corporation and a subsidiary of AMERCO(10)
10.24	Management Agreement between Ten SAC Self-Storage Corporation and a subsidiary of AMERCO(10)
10.25	Management Agreement between Six-A SAC Self-Storage Corporation and a subsidiary of AMERCO(16)
10.26	Management Agreement between Six-B SAC Self-Storage Corporation and a subsidiary of AMERCO(16)
10.27	Management Agreement between Six-C SAC Self-Storage Corporation and a subsidiary of AMERCO(16)
10.28	Management Agreement between Eleven SAC Self-Storage Corporation and a subsidiary of AMERCO(16)
10.29	Management Agreement between Twelve SAC Self-Storage Corporation and a subsidiary of AMERCO(18)
10.30	Management Agreement between Thirteen SAC Self-Storage Corporation and a subsidiary of AMERCO(18)
10.31	Management Agreement between Fourteen SAC Self-Storage Corporation and a subsidiary of AMERCO(18)
10.32	Management Agreement between Fifteen SAC Self-Storage Corporation and a subsidiary of AMERCO(19)
10.33	Management Agreement between Sixteen SAC Self-Storage Corporation and a subsidiary of AMERCO(19)
10.34	Management Agreement between Seventeen SAC Self-Storage Corporation and a subsidiary of AMERCO(17)
10.35	Management Agreement between Eighteen SAC Self-Storage Corporation and U-Haul(20)
10.36	Management Agreement between Nineteen SAC Self-Storage Limited Partnership and U-Haul(20)
10.37	Management Agreement between Twenty SAC Self-Storage Corporation and U-Haul(20)
10.38	Management Agreement between Twenty-One SAC Self-Storage Corporation and U-Haul(20)
10.39	Management Agreement between Twenty-Two SAC Self-Storage Corporation and U-Haul(20)
10.40	Management Agreement between Twenty-Three SAC Self-Storage Corporation and U-Haul(20)
10.41	Management Agreement between Twenty-Four SAC Self Storage Limited Partnership and U-Haul(20)
10.42	Management Agreement between Twenty-Five SAC Self-Storage Limited Partnership and U-Haul(20)
10.43	Management Agreement between Twenty-Six SAC Self-Storage Limited Partnership and U-Haul(20)

Exhibit No.	Description

10.44	Management Agreement between Twenty-Seven SAC Self-Storage Limited Partnership and U-Haul(20)
10.45	3-Year Credit Agreement with certain lenders named therein(20)
10.46	Promissory Note between Four SAC Self-Storage Corporation and U-Haul International, Inc.(20)
10.46A	Amendment and Addendum to Promissory Note between Four SAC Self-Storage Corporation and U-Haul International, Inc.(20)
10.47	Promissory Note between SAC Holding Corporation and Nationwide Commercial Co.(20)
10.48	Promissory Note between SAC Holding Corporation and Nationwide Commercial Co.(20)
10.48A	Amendment and Addendum to Promissory Note between SAC Holding Corporation and Nationwide Commercial Co.(20)
10.49	Promissory Note between Five SAC Self-Storage Corporation and Nationwide Commercial Co.(20)
10.50	Promissory Note between Five SAC Self-Storage Corporation and Nationwide Commercial Co.(20)
10.50A	Amendment and Addendum to Promissory Note between Five SAC Self-Storage Corporation and Nationwide Commercial Co.(20)
10.51	Promissory Note between Five SAC Self-Storage Corporation and U-Haul International, Inc.(20)
10.52	Promissory Note between SAC Holding Corporation and Oxford Life Insurance Company(20)
10.52A	Amendment and Addendum to Promissory Note between SAC Holding Corporation and Oxford Life Insurance Company(20)
10.53	Promissory Note between SAC Holding Corporation and Nationwide Commercial Company(20)
10.53A	Amendment and Addendum to Promissory Note between SAC Holding Corporation and Nationwide Commercial Co.(20)
10.54	Promissory Note between SAC Holding Corporation and U-Haul International, Inc.(20)
10.54A	Amendment and Addendum to Promissory Note between SAC Holding Corporation and U-Haul International, Inc.(20)
10.55	Promissory Note between SAC Holding Corporation and U-Haul International, Inc.(20)
10.55A	Amendment and Addendum to Promissory Note between SAC Holding Corporation and U-Haul International, Inc.(20)
10.56	Promissory Note between SAC Holding Corporation and U-Haul International, Inc.(20)
10.56A	Amendment and Addendum to Promissory Note between SAC Holding Corporation and U-Haul International, Inc.(20)
10.57	Promissory Note between SAC Holding Corporation and Nationwide Commercial Co.(20)
10.57A	Amendment and Addendum to Promissory Note between SAC Holding Corporation and Nationwide Commercial Co.(20)
10.58	Promissory Note between SAC Holding Corporation and Nationwide Commercial Co.(20)
10.58A	Amendment and Addendum to Promissory Note between SAC Holding Corporation and Nationwide Commercial Co.(20)
10.59	Promissory Note between SAC Holding Corporation and Nationwide Commercial Co.(20)
10.60	Junior Promissory Note between SAC Holding Corporation and Nationwide Commercial Co.(20)
10.61	Promissory Note between SAC Holding Corporation and U-Haul International, Inc.(20)
10.62	Promissory Note between SAC Holding Corporation and U-Haul International, Inc.(20)
10.63	Promissory Note between SAC Financial Corporation and U-Haul International, Inc.(20)
10.64	1997 AMERCO Support Party Agreement

Exhibit No.	Description

10.65	Private Mini Storage Realty, L.P. Non-Exoneration Agreement
10.66	2003 AMERCO Support Party Agreement for the benefit of GMAC Commercial Holding Capital Corp.
10.67	Engagement Letter with Alvarez & Marsal, Inc. dated May 22, 2003
10.68	Wells Fargo Foothill, Inc. Commitment Letter dated June 19, 2003
10.69	State of Arizona Department of Insurance Notice of Determination, Order for Supervision and Consent Thereto
21	Subsidiaries of AMERCO
23.1	Consent of Independent Certified Public Accountants
23.2	Report of Independent Certified Public Accountants
99.1	Certificate of Edward J. Shoen, Chairman of the Board and President of AMERCO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certificate of Gary B. Horton, Treasurer of AMERCO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.3	Certificate of Edward J. Shoen, Chairman of the Board and President of U-Haul International, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.4	Certificate of Gary B. Horton, Assistant Treasurer of U-Haul International, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates compensatory plan arrangement

(1)	Incorporated by reference to AMERCO’s Registration Statement on Form S-3, Registration no. 333-1195.

(2)	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1992, file no. 1-11255.

(3)	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, file no. 1-11255.

(4)	Incorporated by reference to AMERCO’s Current Report on Form 8-K, dated May 6, 1996, file no. 1-11255.

(5)	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 1993, file no. 1-11255.

(6)	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 1990, file no. 1-11255.

(8)	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, file no. 1-11255.

(9)	Incorporated by reference to AMERCO’s Current Report on Form 8-K dated September 6, 1996, file no. 1-11255.

(10)	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 1999, file no. 1-11255.

(11)	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1997, file no. 1-11255.

(12)	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 1997, file no. 1-11255.

(13)	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, file no. 1-11255.

(14)	Incorporated by reference to AMERCO’s Current Report on Form 8-K dated April 5, 1999, file no. 1-11255.

(15)	Incorporated by reference to AMERCO’s Current Report on Form 8-K dated February 4, 2000, file no. 1-11255.

(16)	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 2000, file no. 1-11255.

(17)	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 2001, file no. 1-11255.

(18)	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, file no. 1-11255.

(19)	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000, file no. 1-11255.

(20)	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

The Board of Directors and Stockholders of AMERCO

      We have audited the accompanying consolidated balance sheets of AMERCO and its subsidiaries, SAC Holding Corporation and its subsidiaries, and SAC Holding Corporation II and its subsidiaries (collectively, the “Company”) as of March 31, 2003 and 2002, and the related consolidated statements of operations, changes in stockholders’ equity, comprehensive income/ (loss), and cash flows for each of the three years in the period ended March 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AMERCO and its subsidiaries, SAC Holding Corporation and its subsidiaries, and SAC Holding Corporation II and its subsidiaries as of March 31, 2003 and 2002 and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

      The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the continuity of the Company’s operations and realization of its assets and payments of its liabilities in the ordinary course of business. As more fully described in Note 1 to the consolidated financial statements, on June 20, 2003, AMERCO, the parent corporation, filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code. Amerco Real Estate Company filed a voluntary petition for relief under Chapter 11 on August 13, 2003. The uncertainties inherent in the bankruptcy process raise substantial doubt about AMERCO’s ability to continue as a going concern. AMERCO is currently operating its business as a debtor-in-possession under the jurisdiction of the bankruptcy court, and continuation of the Company as a going concern is contingent upon, among other things, the confirmation of a plan of reorganization, the Company’s ability to comply with all debt covenants under the existing debtor-in-possession financing arrangement, and obtaining financing sources to meet its future obligations. If a reorganization plan is not approved, it is possible some assets of the Company may be liquidated. Management’s plans in regards to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments to reflect future effects on the recoverability and classification of assets or the amount and classification of liabilities that might result from the outcome of these uncertainties.

      As discussed in Note 2 to the accompanying consolidated financial statements, the Company has restated the consolidated balance sheet as of March 31, 2002, and the related consolidated statements of operations, changes in stockholders’ equity, comprehensive income/(loss), and cash flows for the years ended March 31, 2002 and 2001.

      Our audits were conducted for the purpose of forming an opinion on the consolidated financial statements taken as a whole. The consolidating balance sheets, statements of operations schedules, statements of cash flows schedules, and the summary of earnings of independent trailer fleets information included on pages 107 through 109 of this Form 10-K are presented for purposes of additional analysis of the consolidated financial statements rather than to present the financial position, results of operations, and cash flows of the individual companies or the earnings of the independent fleets. Accordingly, we do not express an opinion on the financial position, results of operations, and cash flows of the individual companies, or on the earnings of the independent trailer fleets. However, such information has been subjected to the auditing procedures applied in the audit of the consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the consolidated financial statements taken as a whole.

/s/ BDO Seidman, LLP

Los Angeles, California

August 18, 2003

AMERCO AND CONSOLIDATED SUBSIDIARIES AND

SAC HOLDING CORPORATION, SAC HOLDING II CORPORATION
AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,

		Restated
	2003	2002

	(In thousands)
ASSETS
Cash and cash equivalents	$66,834	$41,446
Trade receivables, net	263,737	274,870
Notes and mortgage receivables, net	2,868	7,279
Inventories, net	53,270	65,776
Prepaid expenses	21,846	15,279
Investments, fixed maturities	860,600	988,397
Investments, other	389,252	240,912
Deferred policy acquisition costs, net	105,100	97,918
Deferred income taxes	32,242	6,045
Other assets	63,600	58,319

	1,859,349	1,796,241

Property, plant and equipment, at cost:
Land	157,987	160,895
Buildings and improvements	747,853	725,214
Furniture and equipment	291,383	288,711
Rental trucks	1,140,294	1,071,604
Rental trailers and other rental equipment	149,707	162,768
SAC Holdings property plant and equipment	757,292	727,630

	3,244,516	3,136,822
Less accumulated depreciation	(1,298,199)	(1,200,746)

Total property, plant and equipment	1,946,317	1,936,076

Total assets	$3,805,666	3,732,317

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses	$387,017	233,874
AMERCO’S notes and loans payable	954,856	1,045,801
SAC Holdings’ notes and loans payable, non-recourse to AMERCO	589,019	561,887
Policy benefits and losses, claims and loss expenses payable	836,632	819,583
Liabilities from investment contracts	639,998	572,793
Other policyholders’ funds and liabilities	30,309	73,597
Deferred income	40,387	43,258

Total liabilities	3,478,218	3,350,793

Stockholders’ equity:
Serial preferred stock, with or without par value, 50,000,000 shares authorized —
Series A preferred stock, with no par value, 6,100,000 shares authorized; 6,100,000 shares issued and outstanding as of March 31, 2003 and 2002
Series B preferred stock, with no par value, 100,000 shares authorized; none issued and outstanding as of March 31, 2003 and 2002.	—	—
Serial common stock, with or without par value, 150,000,000 shares authorized —
Series A common stock of $0.25 par value, 10,000,000 shares authorized; 5,662,496 shares issued as of March 31, 2003 and 2002.	1,441	1,441
Common stock of $0.25 par value, 150,000,000 shares authorized; 35,664,367 and 35,919,281 issued as of March 31, 2003 and 2002.	9,122	9,122
Additional paid-in capital	238,983	239,492
Accumulated other comprehensive income/ (loss)	(55,765)	(40,580)
Retained earnings	568,222	606,171
Cost of common shares in treasury, net (20,969,663 and 20,850,763 shares as of March 31, 2003 and 2002, respectively)	(421,378)	(419,970)
Unearned employee stock ownership plan shares	(13,177)	(14,152)

Total stockholders’ equity	327,448	381,524

Total liabilities and stockholders’ equity	$3,805,666	$3,732,317

The accompanying notes are an integral part of these consolidated financial statements.

AMERCO AND CONSOLIDATED SUBSIDIARIES AND

SAC HOLDING CORPORATION, SAC HOLDING II CORPORATION
AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended March 31,

		Restated	Restated
	2003	2002	2001

	(In thousands, except share and per share data)
Revenues
Rental revenue	$1,560,005	1,512,250	1,436,832
Net sales	222,889	222,816	212,243
Premiums	307,925	411,170	328,108
Net investment and interest income	41,568	47,343	52,297

Total revenues	2,132,387	2,193,579	2,029,480

Costs and expenses
Operating expenses	1,134,460	1,146,305	1,076,307
Commission expenses	136,827	140,442	132,865
Cost of sales	115,115	122,694	126,506
Benefits and losses	281,868	423,709	331,079
Amortization of deferred acquisition costs	37,819	40,674	36,232
Lease expense	179,642	174,664	175,460
Depreciation, net	137,446	102,957	103,807

Total costs and expenses	2,023,177	2,151,445	1,982,256

Earnings from operations	109,210	42,134	47,224
Interest expense	148,131	109,465	111,878

Pretax earnings/(loss)	(38,921)	(67,331)	(64,654)
Income tax benefit/(expense)	13,935	19,891	22,544

Net earnings/(loss)	$(24,986)	(47,440)	(42,110)
Less: Preferred stock dividends	(12,963)	(12,963)	(12,963)

Net earnings/(loss) available to common shareholders	$(37,949)	(60,403)	(55,073)

Basic and diluted loss per common share:	$(1.83)	(2.87)	(2.56)

Weighted average common shares outstanding:
Basic and diluted	20,743,072	21,022,712	21,486,370

The accompanying notes are an integral part of these consolidated financial statements.

AMERCO AND CONSOLIDATED SUBSIDIARIES AND

SAC HOLDING CORPORATION, SAC HOLDING II CORPORATION
AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Years Ended March 31,

		Restated	Restated
	2003	2002	2001

	(In thousands)
Series A common stock of $0.25 par value:
10,000,000 shares authorized; 5,662,496 shares issued in 2003, 2002 and 2001
Beginning and end of year	$1,441	1,441	1,441

Common stock of $0.25 par value: 150,000,000 shares authorized; 35,664,367, 35,919,281, and 35,919,281 shares issued in 2003, 2002 and 2001
Beginning and end of year	9,122	9,122	9,122

Additional paid-in capital:
Beginning of year	239,492	239,403	239,307
Issuance of common shares under leveraged employee stock ownership plan	(509)	89	96

End of year	238,983	239,492	239,403

Accumulated other comprehensive income:
Beginning of year	(40,580)	(45,197)	(44,879)
Foreign currency translation	3,781	(25,031)	(7,253)
Fair market value of cash flow hedge	(6,318)	8,942	(1,186)
Unrealized gain (loss) on investments	(12,648)	20,706	8,121

End of year	(55,765)	(40,580)	(45,197)

Retained earnings:
Beginning of year	606,171	666,574	721,647
Net earnings/(loss)	(24,986)	(47,440)	(42,110)
Preferred stock dividends:
Series A ($2.13 per share for 2003, 2002 and 2001)	(12,963)	(12,963)	(12,963)

End of year	568,222	606,171	666,574

Less treasury stock:
Beginning of year	(419,970)	(409,816)	(400,199)
Net increase	(1,408)	(10,154)	(9,617)

End of year	(421,378)	(419,970)	(409,816)

Less Unearned employee stock ownership plan shares:
Beginning of year	(14,152)	(15,173)	(16,366)
Purchase of shares		(72)	(46)
Shares allocated to participants	975	1,093	1,239

End of year	(13,177)	(14,152)	(15,173)

Total stockholders’ equity	$327,448	381,524	446,354

The accompanying notes are an integral part of these consolidated financial statements.

AMERCO AND CONSOLIDATED SUBSIDIARIES AND

SAC HOLDING CORPORATION, SAC HOLDING II CORPORATION
AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME/(LOSS)

	Years Ended March 31,

		Restated	Restated
	2003	2002	2001

	(In thousands)
Comprehensive income/(loss):
Net earnings/(loss)	$(24,986)	(47,440)	(42,110)
Other comprehensive income/(loss) net of tax
Foreign currency translation	3,781	(25,031)	(7,253)
Fair market value of cash flow hedges	(6,318)	8,942	(1,186)
Unrealized gain (loss) on investments, net	(12,648)	20,706	8,121

Total comprehensive income/(loss)	$(40,171)	(42,823)	(42,428)

The accompanying notes are an integral part of these consolidated financial statements.

AMERCO AND CONSOLIDATED SUBSIDIARIES AND

SAC HOLDING CORPORATION, SAC HOLDING II CORPORATION
AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended March 31,

		Restated	Restated
	2003	2002	2001

	(In thousands)
Cash flows from operating activities:
Net earnings/(loss)	$(24,986)	(47,440)	(42,110)
Depreciation and amortization	185,833	149,058	148,026
Provision for losses on accounts receivable	3,903	5,682	4,311
Net gain on sale of real and personal property	(10,515)	(3,526)	(13,302)
Loss on sale of investments	9,497	5,923	6,738
Changes in policy liabilities and accruals	(78,314)	(6,561)	62,673
Additions to deferred policy acquisition costs	(42,663)	(39,252)	(42,535)
Net change in other operating assets and liabilities	31,775	(83,515)	48,829

Net cash provided(used)by operating activities	74,530	(19,631)	172,630

Cash flows from investing activities:
Purchases of investments:
Property, plant and equipment	(243,161)	(381,483)	(617,274)
Fixed maturities	(278,357)	(257,559)	(122,864)
Common stock	—	(418)	(31,773)
Preferred stock	—	(2,072)	—
Other asset investment	(1,410)	(2,259)	(5,915)
Real estate	(21,759)	4,277	(26)
Mortgage loans	—	(1,351)	(22,563)
Proceeds from sales of investments:
Property, plant and equipment	96,889	229,375	354,240
Fixed maturities	364,114	233,716	152,761
Common stock	—	—	6,194
Preferred stock	2,885	4,400	372
Real estate	22,043	3,700	—
Mortgage loans	18,173	18,690	17,224
Changes in other investments	4,481	2,897	—

Net cash (used) by investing activities	(36,102)	(148,087)	(269,624)

Cash flows from financing activities:
Net change in short-term borrowings	21,900	(9,277)	156,070
Proceeds from notes	349,836	247,893	94,077
Debt issuance costs	(3,010)	(390)	(694)
Leveraged Employee Stock Ownership Plan:
Purchase of shares	—	(72)	(46)
Payments on loan	975	1,093	1,239
Principal payments on notes	(442,112)	(107,181)	(143,594)
Treasury stock acquisitions, net	(1,408)	(10,154)	(9,617)
Preferred stock dividends paid	(6,480)	(12,963)	(12,963)
Investment contract deposits	165,281	150,432	86,657
Investment contract withdrawals	(98,022)	(99,845)	(72,953)

Net cash provided (used) by financing activities	(13,040)	159,536	98,176

Increase (decrease) in cash and cash equivalents	25,388	(8,182)	1,182
Cash and cash equivalents at beginning of year	41,446	49,628	48,446

Cash and cash equivalents at end of year	$66,834	41,446	49,628

The accompanying notes are an integral part of these consolidated financial statements.

AMERCO AND CONSOLIDATED SUBSIDIARIES AND

SAC HOLDING CORPORATION, SAC HOLDING II CORPORATION
AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Summary of Significant Accounting Policies

Organization

      AMERCO, a Nevada corporation (“AMERCO”), is the holding company for U-Haul International, Inc. (“U-Haul”), which conducts moving and storage operations; Amerco Real Estate Company (“Real Estate”), which conducts real estate operations; Republic Western Insurance Company (“RepWest”), which conducts property and casualty insurance operations; and Oxford Life Insurance Company (“Oxford”), which conducts life insurance operations. Unless the context otherwise requires, the term “Company” refers to AMERCO and all of its legal subsidiaries. All references to a fiscal year refer to AMERCO’s fiscal year ended March 31 of that year.

      SAC Holding Corporation and SAC Holding II Corporation and their consolidated subsidiaries (collectively referred to as SAC Holdings) are majority owned by Mark V. Shoen. Mark V. Shoen is the beneficial owner of 16.3% of AMERCO’s common stock and is an executive officer of U-Haul.

Going Concern Basis

      On June 20, 2003 (the “Petition Date”), AMERCO filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court, District of Nevada (the “Bankruptcy Court”) (Case No. 0352103). AMERCO will continue to manage its properties and operate its businesses as “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code. In general, as debtor-in-possession, AMERCO is authorized under Chapter 11 to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court. Specific information pertaining to the bankruptcy filing may be obtained from the website www.amerco.com.

      The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the continuity of the Company’s operations and realization of its assets and payments of its liabilities in the ordinary course of business. The uncertainties inherent in the bankruptcy process raise substantial doubt about AMERCO’s ability to continue as a going concern. AMERCO is currently operating its business as a debtor-in-possession under the jurisdiction of the bankruptcy court, and continuation of the Company as a going concern is contingent upon, among other things, the confirmation of a plan of reorganization, the Company’s ability to comply with all debt covenants under the existing debtor-in-possession financing arrangement, and obtaining financing sources to meet its future obligations. If a reorganization plan is not approved, it is possible some assets of the Company may be liquidated. The consolidated financial statements do not include any adjustments to reflect future effects on the recoverability and classification of assets or the amount and classification of liabilities that might result from the outcome of these uncertainties.

      The Chapter 11 filing was undertaken to facilitate a restructuring of AMERCO’s debt in response to liquidity issues which developed during the second half of 2002. In February 2002, the Company’s prior independent auditor advised the Company that its financial statements would have to be consolidated for reporting purposes with those of SAC Holdings. This consolidation, and the resulting lack of clarity regarding AMERCO’s operating results and financial condition, contributed substantially and directly to a series of significant developments adversely impacting the Company’s access to capital. The consolidation of SAC Holdings resulted in a material decrease in the Company’s reported net earnings and net worth and a corresponding increase in its consolidated leverage ratios. Consolidating SAC Holdings also required a costly and time-consuming restatement of prior period results that led to the untimely filing of quarterly and annual reports with the Securities and Exchange Commission.

AMERCO AND CONSOLIDATED SUBSIDIARIES AND
SAC HOLDING CORPORATION, SAC HOLDING II CORPORATION
AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      As the situation was occurring, AMERCO was attempting to negotiate the replacement of its $400 million credit facility with JP Morgan Chase. On June 28, 2002, AMERCO entered into a new credit facility with JP Morgan Chase, which reduced AMERCO’s line of credit to $205 million. The terms of the new JP Morgan Chase facility required that AMERCO raise $150 million through a capital markets transaction prior to October 15, 2002. Additionally AMERCO had payments for principal and related swap arrangements under AMERCO’s Series 1997-C Bond Backed Asset Trust (“BBAT”) maturing October 15, 2002. In response to these requirements, AMERCO undertook a $275 million bond offering. The bond offering was ultimately unsuccessful, exemplifying AMERCO’s significantly reduced access to the capital markets to meet its financial needs due to, among other things, the confusion and adverse perception resulting from the SAC Holdings consolidation. On October 15, 2002, AMERCO defaulted on the repayment of the BBATs, which led to cross-defaults and an acceleration of substantially all of the other outstanding instruments in the Company’s debt structure.

      Since that time, AMERCO has continuously negotiated with its creditor groups to attempt to reach a consensual restructuring arrangement that would provide for the repayment of all creditors and the maintenance of AMERCO’s existing equity. However, while substantial progress has been made in negotiations with certain key creditor constituencies, the complexity of AMERCO’s capital structure and the diversity of interests of the creditor groups has made an equitable and consensual restructuring, outside of formal reorganization proceedings, exceedingly difficult. Accordingly, AMERCO filed its Chapter 11 proceeding to provide the structure and framework to finalize and implement a restructuring of all of its debt.

      We have secured from Wells Fargo Foothill a $300 million debtor-in-possession financing facility (the “DIP Facility”), and a commitment for a $650 million bankruptcy emergence facility. These financing arrangements provide the basic foundation upon which AMERCO plans to build its reorganization plan. On August 13, 2003, Amerco Real Estate Company (“Real Estate”) was filed into Chapter 11 proceedings in order to facilitate granting security to the lending group in real estate assets. Real Estate administers all of the Company’s real property and owns approximately 90 percent of the Company’s real estate assets.

      The exit or emergence financing facility will be used to fund cash payments to AMERCO’s creditors, with the balance of the creditor claims being paid through the issuance of new, restructured debt securities at market interest rates. Notwithstanding AMERCO’s default on the BBATs in October 2002, and the resulting cross-defaults under AMERCO’s other debt facilities, until the Petition Date AMERCO has remained current in interest payments on all of its debt obligations, in many cases at default interest rates.

      In order to exit Chapter 11 successfully, AMERCO will need to propose, and obtain confirmation by the Bankruptcy Court of, a plan of reorganization that satisfies the requirements of the Bankruptcy Code. A plan of reorganization would resolve, among other things, AMERCO’s pre-petition obligations and set forth the revised capital structure. The timing of filing a plan of reorganization by AMERCO will depend on the timing and outcome of numerous other ongoing matters in the Chapter 11 case. Although AMERCO expects to file a “full-value” plan of reorganization that provides creditors with a combination of cash and new debt securities equal to the full amount of their allowed claims as well as AMERCO’s emergence from bankruptcy as a going concern, there can be no assurance at this time that a plan of reorganization will be confirmed by the Bankruptcy Court or that any such plan will be implemented successfully.

      Under Section 362 of the Bankruptcy Code, the filing of a bankruptcy petition automatically stays most actions against a debtor, including most actions to collect pre-petition indebtedness or to exercise control over the property of the debtor’s estate. Absent an order of the Bankruptcy Court, substantially all pre-petition liabilities are subject to settlement under the plan of reorganization.

AMERCO AND CONSOLIDATED SUBSIDIARIES AND
SAC HOLDING CORPORATION, SAC HOLDING II CORPORATION
AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Under Section 365 of the Bankruptcy Code, AMERCO may assume, assume and assign, or reject certain executory contracts and unexpired leases, subject to the approval of the Bankruptcy Court and certain other conditions. In general, rejection of an unexpired lease or executory contract is treated as a pre-petition breach of the lease or contract in question. Subject to certain exceptions, this rejection relieves AMERCO of performing its future obligations under that lease or contract but entitles the lessor or contract counterparty to a pre-petition general unsecured claim for damages caused by the deemed breach.

      Counterparties to these rejected contracts or leases may file proofs of claim against AMERCO’s estate for such damages. Generally, the assumption of an executory contract or unexpired lease requires a debtor to cure most existing defaults under such executory contract or unexpired lease.

      The United States Trustee for the District of Nevada (the “U.S. Trustee”) has appointed an official committee of unsecured creditors (the “Creditors’ Committee”) and an Equity Committee. The Creditors’ Committee and Equity Committee and their respective legal representatives have a right to be heard on certain matters that come before the Bankruptcy Court. There can be no assurance that the Creditors’ Committee and Equity Committee will support AMERCO’s positions or AMERCO’s ultimate plan of reorganization, once proposed, and disagreements between AMERCO and the Creditors’ Committee and Equity Committee could protract the Chapter 11 case, could negatively impact AMERCO’s ability to operate during the Chapter 11 case, and could prevent AMERCO’s emergence from Chapter 11. At this time, it is not possible to predict accurately the effect of the Chapter 11 reorganization process on the Company’s business or when AMERCO may emerge from Chapter 11. The Company’s future results depend on the timely and successful confirmation and implementation of a plan of reorganization. The rights and claims of various creditors and security holders will be determined by the plan as well. Although AMERCO expects to file and consummate a “full value” plan of reorganization that provides creditors with a combination of cash and new debt securities equal to the full amount of their allowed claims and also preserves the value of AMERCO’s common and preferred stock, no assurance can be given as to what values, if any, will be ascribed in the bankruptcy proceedings to each of these constituencies. Accordingly, the Company urges that appropriate caution be exercised with respect to existing and future investments in any of such securities and claims.

Reclassifications

      Certain reclassifications have been made to the 2002 and 2001 financial statements to conform to the 2003 presentation.

Principles of Consolidation

      The consolidated financial statements include the accounts of AMERCO and its wholly-owned subsidiaries and SAC Holdings and their subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation. Except for minority investments made by RepWest and Oxford in a SAC Holdings-controlled limited partnership, which holds Canadian self-storage properties, the Company has not had any equity ownership interest in SAC Holdings.

      RepWest, which consists of Republic Western Insurance Company and its wholly-owned subsidiary North American Fire & Casualty Insurance Company (“NAFCIC”), and Oxford, which consists of Oxford Life Insurance company and its wholly-owned subsidiaries North American Insurance Company (“NAI”) and Christian Fidelity Life Insurance Company (“CFLIC”), have been consolidated on the basis of calendar years ended December 31. Accordingly, all references to the years 2002, 2001 and 2000 correspond to AMERCO’s fiscal years 2003, 2002, and 2001, respectively.

AMERCO AND CONSOLIDATED SUBSIDIARIES AND
SAC HOLDING CORPORATION, SAC HOLDING II CORPORATION
AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The operating results and financial position of AMERCO’s consolidated insurance operations are determined as of December 31 of each year. There were no effects related to intervening events between January 1 and March 31 of 2003, 2002, or 2001 that would materially affect the consolidated financial position or results of operations for the financial statements presented herein.

      See Note 22 for additional information regarding the insurance subsidiaries and for financial information regarding the industry segments.

Description of Operating Segment

      U-Haul moving and self-storage operations consist of the rental of trucks and trailers, sales of moving supplies, sales of trailer hitches, sales of propane, and the rental of self-storage spaces to the do-it-yourself mover. Operations are conducted under the registered tradename U-Haul® throughout the United States and Canada.

      SAC moving and self-storage operations consist of the rental of self-storage spaces, sales of moving supplies, sales of trailer hitches, and sales of propane. In addition, SAC functions as an independent dealer and earns commissions from the rental of U-Haul trucks and trailers. Operations are conducted under the registered tradename U-Haul® throughout the United States and Canada.

      Real Estate owns approximately 90% of the Company’s real estate assets, including U-Haul Center and Storage locations. The remainder of the real estate assets are owned by various U-Haul entities. Real Estate is responsible for overseeing property acquisitions, dispositions and managing environmental risks of the properties.

      RepWest originates and reinsures property and casualty insurance products for various market participants, including independent third parties, U-Haul’s customers, and the Company.

      Oxford originates and reinsures annuities, credit life and disability, life insurance, and supplemental health products. Oxford also administers the self-insured employee health and dental plans for the Company.

Foreign Currency

      The consolidated financial statements include the accounts of U-Haul Co. (Canada) Ltd., a subsidiary of U-Haul. The assets and liabilities, denominated in foreign currency, are translated into U.S. dollars at the exchange rate as of the balance sheet date. Revenue and expense amounts are translated at average monthly exchange rates. The related translation gains or losses are included in the Consolidated Statements of Changes in Stockholders’ Equity and Consolidated Statements of Comprehensive Income/(Loss).

Accounting Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents

      The Company and SAC Holdings consider liquid investments with an original maturity of three months or less to be cash equivalents.

AMERCO AND CONSOLIDATED SUBSIDIARIES AND
SAC HOLDING CORPORATION, SAC HOLDING II CORPORATION
AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue Recognition Policies

      Rental revenue is recognized over the period trucks and equipment are rented. Sales are recognized at the time title passes and the customer accepts delivery. Premium revenues are recognized over the policy periods. Interest and investment income are recognized as earned.

Receivables

      Accounts receivable include trade accounts from customers and dealers. RepWest and Oxford receivables include premiums and agents’ balances due, net of commissions payable and amounts due from ceding reinsurers. Accounts receivable are reduced by amounts considered by management to be uncollectible based on historical collection loss experience and a review of the current status of existing receivables.

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

Investments

      Fixed maturities consist of bonds and redeemable preferred stocks. Fair values for investments are based on quoted market prices, dealer quotes or discounted cash flows. Fixed maturities are classified as follows:

•	Held-to-maturity — recorded at cost adjusted for the amortization of premiums or accretion of discounts.

•	Available-for-sale — recorded at fair value with unrealized gains or losses reported on a net basis in the Consolidated Statements of Changes in Stockholders’ Equity unless such changes are deemed to be other than temporary. Gains and losses on the sale of these securities are reported as a component of revenues using the specific identification method.

      Mortgage loans & notes on real estate — at unpaid balances, net of allowance for possible losses and any unamortized premium or discount.

      Real estate — at cost less accumulated depreciation.

      Policy loans — at their unpaid balance.

      Investment income is recognized as follows:

•	Interest on bonds and mortgage loans & notes — recognized when earned.

•	Dividends on common and redeemable preferred stocks — recognized on ex-dividend dates.

•	Realized gains and losses on the sale of investments — recognized at the trade date and included in revenues using the specific identification method.

•	Short-term investments consist of other securities scheduled to mature within one year of their acquisition date. See Note 5 of Notes to Consolidated Financial Statements.

AMERCO AND CONSOLIDATED SUBSIDIARIES AND
SAC HOLDING CORPORATION, SAC HOLDING II CORPORATION
AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred Policy Acquisition Costs

      Commissions and other costs, which vary with and are primarily related to the production of new business have been deferred.

      For Oxford, costs are amortized in relation to revenue such that costs are realized as a constant percentage of revenue.

      For RepWest, costs are amortized over the related contract period which generally do not exceed one year.

Property, Plant and Equipment

      Property, plant and equipment are carried at cost and are depreciated on the straight-line and accelerated methods over the estimated useful lives of the assets. Building and non-rental equipment have estimated lives ranging from three to fifty-five years, while rental equipment have estimated lives ranging from two to twenty years. Maintenance is charged to operating expenses as incurred, while renewals and betterments are capitalized. Major overhaul costs are amortized over the estimated period benefited. Gains and losses on dispositions are netted against depreciation expense when realized. Interest costs incurred as part of the initial construction of assets are capitalized. Interest of $732 thousand, $2.0 million and $2.5 million was capitalized during fiscal years 2003, 2002 and 2001, respectively.

      During fiscal year 2002, based on an in-depth market analysis, U-Haul decreased the estimated salvage value and increased the useful lives of certain rental trucks. The effect of the change reduced net losses for fiscal year 2002 by $3.1 million ($0.15 per share) net of taxes. The in-house analysis of sales of trucks was completed for the fiscal years ending March 31, 1996 through March 31, 2001. The study compared the truck model, size, age and average residual value of units sold for each fiscal year indicated. The analysis revealed that average residual values (as computed) when compared to sales prices were not reflective of the values that the Company was receiving upon disposition. Based on the analysis, the estimated residual values were decreased to approximately 25% of historic cost. In addition, this analysis revealed that our estimates of useful lives were not reflective of the economic lives of our trucks, which ultimately were being utilized by the Company for longer periods of time. Thus the useful lives for certain of our trucks were increased by approximately 3 years. The adjustment reflects management’s best estimate, based on information available, of the estimated salvage value and useful lives of these rental trucks.

      The Company reviews property, plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable through expected undiscounted future operating cash flows.

      The carrying value of the Company’s real estate that is no longer necessary for use in its current operations, and available for sale/lease, at March 31, 2003 and 2002, was approximately $13.0 million and $18.4 million respectively. Such properties available for sale are carried at cost, less accumulated depreciation, which is less than fair market value and is included in investments, other.

Environmental Costs

      Liabilities for future remediation costs are recorded when environmental assessments and remedial efforts, if applicable, are probable and the costs can be reasonably estimated. The liability is based on the Company’s best estimate of undiscounted future costs. Certain recoverable environmental costs related to the removal of underground storage tanks or related contamination are capitalized and depreciated over the

AMERCO AND CONSOLIDATED SUBSIDIARIES AND
SAC HOLDING CORPORATION, SAC HOLDING II CORPORATION
AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

estimated useful lives of the properties. The capitalized costs improve the safety or efficiency of the property as compared to when the property was originally acquired or are incurred in preparing the property for sale.

Financial Instruments

      Historically AMERCO has entered into interest rate swap agreements to reduce its floating interest rate exposure and does not use the agreements for trading purposes. Although the counterparties to the agreements expose AMERCO to credit loss for the interest rate differential in the event of nonperformance, it does not anticipate nonperformance by the counterparties.

      For the years ended March 31, 2003, 2002 and 2001, AMERCO recognized $0 thousand, $16 thousand and $16 thousand as interest income, respectively, representing the ineffectiveness of the cash flow hedging activity.

      The Company has mortgage receivables, which potentially expose the Company to credit risk. The portfolio of notes is principally collateralized by mini-warehouse storage facilities and other residential and commercial properties. The Company has not experienced losses related to the notes from individual notes or groups of notes in any particular industry or geographic area. The estimated fair values were determined using the discounted cash flow method, using interest rates currently offered for similar loans to borrowers with similar credit ratings.

Fair Value Summary of Note and Mortgage Receivables

      Note and mortgage receivables are carried at $14.1 million and $14.6 million in 2003 and 2002, fair value of these receivables approximates carrying value.

      Other financial instruments that are subject to fair value disclosure requirements are carried in the financial statements at amounts that approximate fair value, unless elsewhere disclosed. See below, as well as Notes 5 and 6 of Notes to Consolidated Financial Statements.

      The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of temporary cash investments, trade receivables and notes receivable. The Company places its temporary cash investments with financial institutions and limits the amount of credit exposure to any one financial institution. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers and their dispersion across many different industries and geographic areas.

Policy Benefits and Losses, Claims and Loss Expenses Payable

      Liabilities for policy benefits payable on traditional life and certain annuity policies are established in amounts adequate to meet estimated future obligations on policies in force. These liabilities are computed using mortality and withdrawal assumptions, which are based upon recognized actuarial tables and contain margins for adverse deviation. At December 31, 2002, interest assumptions used to compute policy benefits payable range from 2.5% to 9.25%.

      The liability for annuity contracts, which are accounted for as investment contract deposits, consists of contract account balances that accrue to the benefit of the policyholders, excluding surrender charges. Carrying value of investment contract deposits were $640.0 million and $572.8 million at December 31, 2002 and 2001, respectively.

      Liabilities for health and disability and other policy claims and benefits payable represent estimates of payments to be made on insurance claims for reported losses and estimates of losses incurred but not yet reported. These estimates are based on past claims experience and consider current claim trends.

AMERCO AND CONSOLIDATED SUBSIDIARIES AND
SAC HOLDING CORPORATION, SAC HOLDING II CORPORATION
AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      RepWest’s liability for reported and unreported losses is based on RepWest’s historical and industry averages. The liability for unpaid loss adjustment expenses is based on historical ratios of loss adjustment expenses paid to losses paid. Amounts recoverable from reinsurers on unpaid losses are estimated in a manner consistent with the claim liability associated with the reinsured policy. Adjustments to the liability for unpaid losses and loss expenses as well as amounts recoverable from reinsurers on unpaid losses are charged or credited to expense in periods in which they are made.

Income Taxes

      AMERCO files a consolidated federal income tax return with its subsidiaries, except for NAI and CFLIC, which file on a stand alone basis. SAC Holdings files a consolidated return with its subsidiaries. SAC Holdings II files a consolidated return with its subsidiaries. For tax purposes AMERCO and SAC returns are not consolidated with one another. The provision for income taxes reflects deferred income taxes resulting from changes in temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements in accordance with SFAS No. 109.

Advertising Costs

      The Company expenses advertising costs as incurred. Advertising expense of $39.9 million, $37.8 million and $37.9 million was charged to operations for fiscal years 2003, 2002 and 2001, respectively.

New Accounting Standards

      Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, requires recognition of the fair value of liabilities associated with the retirement of long-lived assets when a legal obligation to incur such costs arises as a result of the acquisition, construction, development and/or the normal operation of a long-lived asset. Upon recognition of the liability, a corresponding asset is recorded at present value and accreted over the life of the asset and depreciated over the remaining life of the long-lived asset. SFAS 143 defines a legal obligation as one that a party is required to settle as a result of an existing or enacted law, statute, ordinance, or written or oral contract or by legal construction of a contract under the doctrine of promissory estoppel. SFAS 143 is effective for fiscal years beginning after June 15, 2002. We have adopted this statement effective April 1, 2003 and we do not expect it to have a material effect on the Company’s financial position, results of operation or cash flows.

      In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. We have adopted this statement effective April 1, 2002 and it did not affect our consolidated financial position or results of operations.

      In April 2002, the FASB issued SFAS No. 145, Rescission of No. 4, (Reporting Gains and Losses from Extinguishment of Debt), No. 44 (Accounting for Intangible Assets of Motor Carriers), No. 64, (Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements), Amendment of FASB Statement No. 13 (Accounting for Leases) and Technical Corrections. This statement eliminates the current requirement that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent, in accordance with the current GAAP criteria for extraordinary classification. In addition,

AMERCO AND CONSOLIDATED SUBSIDIARIES AND
SAC HOLDING CORPORATION, SAC HOLDING II CORPORATION
AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SFAS 145 eliminates an inconsistency in lease accounting by requiring that modification of capital leases that result in reclassification as operating leases be accounted for consistent with sale-leaseback accounting rules. The statement also contains other nonsubstantive corrections to authoritative accounting literature. The changes related to debt extinguishment will be effective for fiscal years beginning after May 15, 2002, and the changes related to lease accounting will be effective for transactions occurring after May 15, 2002. We have to reclassify debt extinguishments expense net of taxes, previously reported as extraordinary to interest expense. The effect was to increase interest expense by $3.3 million and $0.5 million and the benefit for income taxes by $1.2 million and $0.2 million for the fiscal years 2001 and 2000 respectively.

      In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This Statement amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. In particular, SFAS No. 149 (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in SFAS No. 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying derivative to conform it to the language used in FASB Interpretation No. 45, Guarantor Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and (4) amends certain other existing pronouncements. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003. The Company does not believe the adoption of SFAS No. 149 will have a material impact on the Company’s financial position, results of operations or cash flows.

      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS No. 150 is effective at the beginning of the first interim period beginning after June 15, 2003; including all financial instruments created or modified after May 31, 2003. SFAS No. 150 currently has no impact on the Company.

      In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, (SFAS 146) Accounting for Costs Associated with Exit or Disposal Activities, which addresses accounting for restructuring and similar costs. SFAS 146 supersedes previous accounting guidance, principally Emerging Issues Task Force (EITF) Issue No. 94-3. SFAS 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of a company’s commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS 146 may affect the timing of recognizing future restructuring costs as well as the amount recognized. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. We have adopted this statement effective January 1, 2003, and it did not effect our consolidated financial position or results of operations.

      In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor’s Accounting for Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34, Disclosure of Indirect Guarantees of Indebtedness of Others (“FIN 45”). FIN 45 clarifies the requirements for a guarantor’s accounting for and disclosure of certain guarantees issued and outstanding. It also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This Interpretation also incorporates without reconsideration the guidance in FASB Interpretation No. 34, which is being superseded. The Company entered into a support party agreement for

AMERCO AND CONSOLIDATED SUBSIDIARIES AND
SAC HOLDING CORPORATION, SAC HOLDING II CORPORATION
AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$70 million of indebtedness of an affiliate. Under the terms of FIN 45, the Company recognized a liability in the amount of $70 million, which management estimated to be the fair value of the guarantee.

      In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“FAS 148”), which amends Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”). FAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, FAS 148 amends the disclosure requirement of FAS 123 to require more prominent and more frequent disclosures in financial statements of the effects of stock-based compensation. The transition guidance and annual disclosure provisions of FAS 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The Company does not have any stock based compensation plans and the adoption of FAS 148 is not expected to have a material impact on the Company’s consolidated balance sheet or results of operations.

      In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletins (“ARB”) No. 51, Consolidated Financial Statements (“FIN 46”). FIN 46 applies immediately to variable interest entities created after January 31, 2003, and in the first interim period beginning after June 15, 2003 for variable interest entities created prior to January 31, 2003. The interpretation explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. The interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Variable interest entities that effectively disperse risks will not be consolidated unless a single party holds an interest or combination of interests that effectively recombines risks that were previously dispersed. The Company has determined that Private Mini is a Variable Interest Entity and will need to be consolidated beginning in July 2003. The impact of this on the consolidated financial statements is to increase assets by approximately $320.0 million and increase debt by approximately $308.0 million. AMERCO also determined that SAC qualifies as a Variable Interest Entity and will continue to be consolidated.

Earnings Per Share

      Basic earnings per common share are computed based on the weighted average number of shares outstanding for the year and quarterly periods, excluding shares of the employee stock ownership plan that have not been committed to be released. Preferred dividends include undeclared (i.e. contractual) or unpaid dividends of AMERCO. Net income is reduced for preferred dividends for the purpose of the calculation. For the purpose of calculating earnings per share, the Company aggregates both the Series A Common and the Common Stock.

Comprehensive Income/(Loss)

      Comprehensive income/(loss) consists of net income, foreign currency translation adjustment, unrealized gains and losses on investments and fair market value of cash flow hedges, net of the related tax effects.

2.     Restatements and Reclassifications

      The Company has identified various adjustments to its previously issued consolidated financial statements. The following table highlights the effects of the restatement adjustments on the previously reported

AMERCO AND CONSOLIDATED SUBSIDIARIES AND
SAC HOLDING CORPORATION, SAC HOLDING II CORPORATION
AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

consolidated statement of operations for fiscal 2002 and 2001, and 2001 beginning retained earnings. All notes and schedules have been restated as appropriate.

	Net	Net
	Income/(Loss)	Income/(Loss)	April 1, 2000
	Fiscal 2002	Fiscal 2001	Retained Earnings

	(In thousands)
As previously reported	$2,721	1,012	738,805
Adjustments to net income/(loss):
Insurance reserves(a)	(55,570)	(56,255)	(13,320)
Investments in Private Mini(b)	(9,729)	(8,392)	(8,132)
Capitalized G&A costs(c)	(900)	—	(31,749)
Accrued property taxes(d)	—	—	(3,600)
Fixed assets(e)	3,846	(4,829)	—
Cash surrender value(f)	(3,943)	636	3,307
Impairment of real estate investments(g)	(2,366)	—	—
Other(h)	(860)	800	(5,156)

Pretax adjustments	(69,522)	(68,040)	(58,650)
Income tax benefit(i)	19,361	24,918	41,492
As restated:	$(47,440)	(42,110)	721,647

      2002 net income, 2001 net income, and beginning retained earnings were adjusted by $50.2 million, $43.1 million, and $17.2 million, respectively, after tax as a result of the following restatement adjustments:

(a) To accrue for fully-developed actuarial estimates of the Company’s insurance reserves.

(b) To recognize equity-method losses relating to the Company’s investments in Private Mini Storage Realty, L.P.

(c) To write-down unamortized capitalized G&A costs.

(d) To adjust property tax under-accruals.

(e) To correct net depreciation expense and gains and losses on the disposition of fixed assets.

(f) To record changes in the cash surrender value of life insurance in the proper periods.

(g) To record impairment of real estate in the proper period.

(h) Other miscellaneous adjustments.

(i) To record the income tax effects of the restatement adjustments.

AMERCO AND CONSOLIDATED SUBSIDIARIES AND
SAC HOLDING CORPORATION, SAC HOLDING II CORPORATION
AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.     Trade Receivables, Notes and Mortgage Receivables, Net

      A summary of trade receivables follows:

	March 31,

	2003	2002

	(In thousands)
Trade accounts receivable	$14,082	24,778
Premiums and agents’ balances	40,401	54,630
Reinsurance recoverable	165,464	155,176
Accrued investment income	10,405	11,827
Independent dealer receivable	1,349	1,718
Other receivables	34,319	29,369

	266,020	277,498
Less allowance for doubtful accounts	(2,283)	(2,628)

	$263,737	274,870

      A small portion of the independent dealer receivables set forth in the table above originates from transactions with related parties. See also Note 19.

      A summary of notes and mortgage receivables follows:

	March 31,

	2003	2002

	(In thousands)
Notes, mortgage receivables and other, net of discount	$2,938	7,349
Less allowance for doubtful accounts	(70)	(70)

	$2,868	7,279

4.     Inventories, Net

      A summary of inventory components follows:

	March 31,

	2003	2002

	(In thousands)
Truck and trailer parts and accessories	$33,256	43,075
Hitches and towing components	10,389	12,033
Moving supplies and promotional items	9,625	10,668

	$53,270	65,776

      Inventories are stated net of reserve for obsolescence of $4.9 million and $2.7 million at March 31, 2003 and 2002, respectively.

      LIFO inventories, which represent approximately 99% and 96% of total inventories at March 31, 2003 and 2002, respectively, would have been $4.9 million greater at March 31, 2003 and 2002, if the consolidated group had used the FIFO (first-in, first-out) method.

AMERCO AND CONSOLIDATED SUBSIDIARIES AND
SAC HOLDING CORPORATION, SAC HOLDING II CORPORATION
AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.     Investments, Fixed Maturities & Other

      A comparison of amortized cost to estimated market value for fixed maturities is as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

	(In thousands)
DECEMBER 31, 2002
CONSOLIDATED HELD-TO-MATURITY
U.S. treasury securities and government obligations	$500	170	—	670
U.S. government agency mortgage-backed securities
Corporate securities
Mortgage-backed securities	15,683	583	—	16,266
Redeemable preferred stocks

	16,183	753	—	16,936

DECEMBER 31, 2002
CONSOLIDATED AVAILABLE-FOR-SALE
U.S. treasury securities and government obligations	$31,697	3,405	(49)	35,053
U.S. government agency mortgage-backed securities	10,182	201	(13)	10,370
Obligations of states and political subdivisions	3,974	232		4,206
Corporate securities	574,334	25,996	(25,392)	574,938
Mortgage-backed securities	95,893	2,206	(4,316)	93,783
Redeemable preferred stocks	126,301	1,558	(2,962)	124,897
Redeemable common stocks	1,101	304	(235)	1,170

	843,482	33,902	(32,967)	844,417

Total	$859,665	34,655	(32,967)	861,353

DECEMBER 31, 2001
CONSOLIDATED HELD-TO-MATURITY
U.S. treasury securities and government obligations	$3,289	219	—	3,508
U.S. government agency mortgage-backed securities	15,155	554	(35)	15,674
Corporate securities	42,625	1,219	(97)	43,747
Mortgage-backed securities	20,648	705	(1)	21,352
Redeemable preferred stocks	112,350	502	(2,122)	110,730

	194,067	3,199	(2,255)	195,011

AMERCO AND CONSOLIDATED SUBSIDIARIES AND
SAC HOLDING CORPORATION, SAC HOLDING II CORPORATION
AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

	(In thousands)
DECEMBER 31, 2001
CONSOLIDATED AVAILABLE-FOR-SALE
U.S. treasury securities and government obligations	$40,656	2,223	(128)	42,751
U.S. government agency mortgage-backed securities	20,001	843	(3)	20,841
Obligations of states and political subdivisions	10,035	344	(2)	10,377
Corporate securities	651,125	24,635	(14,792)	660,968
Mortgage-backed securities	26,520	2,128	(865)	27,783
Redeemable preferred stocks	29,976	314	(422)	29,868
Redeemable common stocks	2,434	—	(692)	1,742

	780,747	30,487	(16,904)	794,330

Total	$974,814	33,686	(19,159)	989,341

      Fixed maturities estimated market values are based on publicly quoted market prices at the close of trading on December 31, 2002 or December 31, 2001, as appropriate.

      The amortized cost and estimated market value of debt securities by contractual maturity are shown below. Expected maturities will differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2002		December 31, 2001

	Amortized	Estimated	Amortized	Estimated
	Cost	Market Value	Cost	Market Value

	(In thousands)
CONSOLIDATED HELD-TO-MATURITY
Due in one year or less	$19	20	20,652	21,154
Due after one year through five years	204	252	19,457	20,159
Due after five years through ten years	205	287	1,358	1,461
After ten years	72	111	4,447	4,481

	500	670	45,914	47,255
Mortgage-backed securities	15,683	16,266	35,803	37,026
Redeemable preferred stock	—	—	112,350	110,730

	$16,183	16,936	194,067	195,011

CONSOLIDATED AVAILABLE-FOR-SALE
Due in one year or less	$53,240	53,985	52,290	53,309
Due after one year through five years	210,765	215,996	259,659	266,002
Due after five years through ten years	181,425	176,645	251,413	254,002
After ten years	164,575	167,571	138,454	140,783

	610,005	614,197	701,816	714,096

AMERCO AND CONSOLIDATED SUBSIDIARIES AND
SAC HOLDING CORPORATION, SAC HOLDING II CORPORATION
AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2002		December 31, 2001

	Amortized	Estimated	Amortized	Estimated
	Cost	Market Value	Cost	Market Value

	(In thousands)
Mortgage-backed securities	106,075	104,153	46,521	48,624
Redeemable preferred stock	126,301	124,897	29,976	29,868
Redeemable common stock	1,101	1,170	2,434	1,742

	843,482	844,417	780,747	794,330

Total	$859,665	861,353	974,814	989,341

      Proceeds from sales of investments in debt securities for the years ended December 31, 2002, 2001 and 2000 were $248.0 million, $175.9 million and $52.8 million respectively. Gross gains of $6.0 million, $3.8 million and $733 thousand and gross losses of $2.4 million, $256 thousand and $646 thousand were realized on those sales for the years ended December 31, 2002, 2001 and 2000, respectively. The Company realized a write-down of investments due to other than temporary declines approximating $9.8 million, $6.7 million, and $6.5 million for the years ended December 31, 2002, 2001 and 2000, respectively.

      At December 31, 2002 and 2001 fixed maturities include bonds with an amortized cost of $11.7 million and $18.5 million respectively, on deposit with insurance regulatory authorities to meet statutory requirements.

      Investments, other consists of the following:

	March 31,

	2003	2002

	(In thousands)
Short-term investments	$111,377	65,934
Mortgage loans	67,513	85,455
Real estate	75,014	74,829
Policy loans	5,784	6,205
Receivable from Private Mini	125,000	—
Other	4,564	8,489

	$389,252	240,912

AMERCO AND CONSOLIDATED SUBSIDIARIES AND
SAC HOLDING CORPORATION, SAC HOLDING II CORPORATION
AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A summary of net investment and interest income follows:

	Year Ended
	March 31,

	2003	2002	2001

	(In thousands)
Fixed maturities	$60,855	67,945	57,379
Real estate	2,438	(1,518)	12
Policy loans	368	1,092	250
Mortgage loans	8,007	8,796	7,262
Short-term, amounts held by ceding reinsurers, net and other investments	(2,176)	(1,575)	4,199

Investment income	69,492	74,740	69,102
Less investment expenses	(32,388)	(30,914)	(21,973)

Net investment income	37,104	43,826	47,129
Interest income	4,464	3,517	5,168

Net investment and interest income	$41,568	47,343	52,297

      Short-term investments consist primarily of fixed maturities of three months to one year from acquisition date. Mortgage loans, representing first lien mortgages held by the insurance subsidiaries, are carried at unpaid balances, less allowance for possible losses and any unamortized premium or discount. Equity investments and real estate obtained through foreclosures and held for sale are carried at the lower of cost or fair value. Policy loans are carried at their unpaid balance. Investment expenses include costs incurred in the management of the investment portfolio and interest credited on annuity policies.

      At December 31, 2002 and 2001, mortgage loans held as investments with a carrying value of $68.0 million, and $85.5 million, respectively, were outstanding. The estimated fair value of the mortgage loans at December 31, 2002 and 2001 aggregated $68.0 million and $86.4 million, respectively. The estimated fair values were determined using the discounted cash flow method, using interest rates currently offered for similar loans to borrowers with similar credit ratings. Investments in mortgage loans, included as a component of investments, are reported net of allowance for possible losses of $527 thousand and $323 thousand in 2002 and 2001, respectively.

      In February 1997, AMERCO, through its insurance subsidiaries, invested in the equity of Private Mini Storage Realty, L.P. (Private Mini), a Texas-based self-storage operator. RepWest invested $13.5 million and has a direct 30.6% interest and an indirect 13.2% interest. Oxford invested $11 million and has a direct 24.9% interest and an indirect 10.8% interest. U-Haul is a 50% owner of Storage Realty L.L.C., which serves as the general partner and has a direct 1% interest in Private Mini. AMERCO does not maintain operating control of Private Mini and the minority holders have substantial participation rights. During 1997, Private Mini secured a line of credit in the amount of $225.0 million with a financing institution, which was subsequently reduced in accordance with its terms to $125.0 million in December 2001. Under the terms of this credit facility, AMERCO entered into a support party agreement with Private Mini whereby upon default or noncompliance with debt covenants by Private Mini, AMERCO assumes responsibility in fulfilling all obligations related to this credit facility.

      At March 31, 2003 AMERCO had become contingently liable for the $55.0 million under the terms of the support agreement. This resulted in increasing other liabilities by $55.0 million and our investment in a receivable from Private Mini by $55.0 million. Under the terms of FIN 45, the Company recognized a liability

AMERCO AND CONSOLIDATED SUBSIDIARIES AND
SAC HOLDING CORPORATION, SAC HOLDING II CORPORATION
AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in the amount of $70.0 million, which is management’s estimate on the liability associated with the guarantee. This resulted in increasing other liabilities by $70.0 million and our investment in Private Mini by $70.0 million.

      On June 30, 2003, RepWest and Oxford exchanged their respective interests in Private Mini for certain real property owned by certain SAC Holding’s entities. The exchanges were non-monetary and were recorded on the basis of the book values of the assets exchanged. Private Mini has been determined to be a variable interest entity as defined by FIN 46. Since the entity was created before January 31, 2003, it will be consolidated effective July 1, 2003. By virtue of the non-monetary exchange of assets discussed above, SAC Holdings became the primary beneficiary of the Private Mini variable interests. SAC Holdings will initially measure the assets and liabilities at their carrying amounts, which is the amounts at which they would have been recorded in the consolidated financial statements if FIN 46 had been effective at the inception of Private Mini. Accordingly, on July 1, 2003 SAC Holding’s assets will increase by approximately $320.0 million, liabilities will increase by approximately $308.0 million, and shareholders’ equity will increase by approximately $12.0 million. The consolidation of this VIE will not have a material effect on results of operations. For the year ended December 31, 2002 Private Mini had revenue of approximately $39.0 million and a net loss of $4.0 million.

6.	Notes and Loans Payable

      At March 31, 2003 the Company was in default under substantially all of its borrowings due to the cross default provisions in the agreements. As a result of this default, all amounts in the following charts are currently due and payable other than borrowings against the cash surrender values of life insurance policies.

AMERCO AND CONSOLIDATED SUBSIDIARIES AND
SAC HOLDING CORPORATION, SAC HOLDING II CORPORATION
AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      AMERCO’s notes and loans payable consist of the following:

	March 31,

	2003	2002

	(In thousands)
Short-term borrowings, 2.85% interest rate	$—	12,500
Notes payable to banks under revolving lines of credit, unsecured, 7.00% interest rates	205,000	283,000
Notes payable to insurance companies, 9.0% to 11.0%	100,000	—
Medium-term notes payable, unsecured, 7.23% to 8.08% interest rates, due through 2027	109,500	109,500
Notes payable under Bond Backed Asset Trust, unsecured, 7.14% interest rate, due through 2002	100,000	100,000
Notes payable to public, unsecured, 7.85% interest rate, due through 2003	175,000	175,000
Senior Note, unsecured, 7.20% interest rate, due through 2002	—	150,000
Senior Note, unsecured, 8.80% interest rate, due through 2005	200,000	200,000
BBAT option termination	26,550	—
Loan against cash surrender value of insurance policy	18,229	—
Fair market value SWAP	—	775
Debt related to SWAP termination	5,590	—
Other notes payable, secured and unsecured, 7.00% to 11.25% interest rate, due through 2005	194	234

	940,063	1,031,009
Financed lease obligations	14,793	14,792

	$954,856	1,045,801

      Other notes payable are secured by land and buildings at various locations with a net carrying value of $6.0 million and $5.5 million at March 31, 2003 and 2002, respectively.

      At March 31, 2003, AMERCO had a revolving credit loan (long-term) available from participating banks under an agreement, which provided for a credit line of $205 million through June 30, 2005. Depending on the form of borrowing elected, interest will be based on the London Interbank Offering Rate (LIBOR), prime rate, the federal funds effective rate, or rates determined by a competitive bid. LIBOR loans include a spread based upon the senior debt rates of AMERCO. Facility fees paid are based upon the amount of credit line. As of March 31, 2003, loans outstanding under the revolving credit line totaled $205 million.

      At March 31, 2003, AMERCO had short-term borrowings, from its total uncommitted lines of credit of $59.7 million.

AMERCO AND CONSOLIDATED SUBSIDIARIES AND
SAC HOLDING CORPORATION, SAC HOLDING II CORPORATION
AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Revolving Credit Activity			Short-Term Borrowing
	Year Ended			Year Ended

	2003	2002	2001	2003	2002	2001

		(In thousands, except interest rates)
Weighted average interest rate during the year	4.6%	3.53%	6.36%	N/A	3.59%	6.67%
Interest rate at year end	7.0%	2.44%	5.68%	N/A	2.63%	5.96%
Maximum amount outstanding during the year	$400,000	283,000	258,000	N/A	33,553	41,500
Average amount outstanding during the year	$248,847	224,667	86,000	N/A	23,531	18,458
Facility fees	$1,537	507	507	N/A	N/A	N/A

      AMERCO has entered into interest rate swap agreements (SWAPS) to potentially mitigate the impact of changes in interest rates on its floating rate debt. These agreements effectively change AMERCO’s interest rate exposure on $45.0 million of floating rate notes to a weighted average fixed rate of 8.63%. The SWAPS mature at the time the related notes mature. Incremental interest expense associated with SWAP activity was $1.5 million, $2.4 million and $1.0 million during 2003, 2002 and 2001, respectively.

      As of March 31, 2003, the Company no longer has interest rate swap agreements. All interest rate swap agreements at March 31, 2002 expired during the year ended March 31, 2003, except for two (2), which were converted to debt in the amount of $5.6 million.

      During fiscal year 2002, AMERCO paid down $102.5 million of 7.44% to 7.52% Medium Term Notes.

      During fiscal year 2001, AMERCO extinguished $100.0 million of BBATs with interest of 6.89% originally due in fiscal year 2011, and $25.0 million of 6.71% Medium-Term notes originally due in fiscal year 2009. This resulted in an extraordinary loss of $2.1 million, net of tax of $1.2 million ($0.10 per share).

      Certain of AMERCO’s credit agreements contain restrictive financial and other covenants, including, among others, covenants with respect to incurring additional indebtedness, maintaining certain financial ratios and placing certain additional liens on its properties and assets.

      Interest paid in cash amounted to $76.6 million, $77.9 million and $92.6 million for fiscal years 2003, 2002 and 2001, respectively.

      SAC Holdings’ notes and loans payable, non-recourse to AMERCO consist of the following:

	March 31,

	2003	2002

	(In thousands)
Notes payable, secured, bearing interest rates ranging from 7.50% to 8.82%, due between 2004 and 2032	$590,813	563,922
Less discounts on notes payable	$(1,794)	(2,035)

	$589,019	561,887

      Secured notes payable are secured by deeds of trusts on the collateralized land and buildings. Principal and interest payments on notes payable to third-party lenders are due monthly. Certain notes payable contain provisions whereby the loans may not be prepaid at any time prior to the maturity date without payment to the lender of a Yield Maintenance Premium, as defined in the loan agreements. The loans on a portfolio of sixteen properties are cross-collateralized and cross-defaulted.

AMERCO AND CONSOLIDATED SUBSIDIARIES AND
SAC HOLDING CORPORATION, SAC HOLDING II CORPORATION
AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The annual maturities of long-term debt for the next five years adjusted for subsequent activity are presented in the table below:

	Year Ended

	2004	2005	2006	2007	2008	Thereafter

	(In thousands)
Notes payable, secured	79,971	88,236	8,212	8,918	10,323	393,359

      Interest paid in cash amounted to $20.1 million, $33.8 million and $23.7 million for fiscal years 2003, 2002 and 2001, respectively.

7.	Stockholders’ Equity

      AMERCO has authorized capital stock consisting of 150,000,000 shares of common stock, 150,000,000 shares of Serial common stock and 50,000,000 shares of Serial preferred stock. The Board of Directors may authorize the Serial common stock to be issued in such series and on such terms as the Board shall determine. Serial preferred stock issuance may be with or without par value.

      AMERCO has issued 6,100,000 shares of 8 1/2% cumulative, no par, non-voting Series A preferred stock (“Series A”). The Series A is not convertible into, or exchangeable for, shares of any other class or classes of stock of AMERCO. Dividends are payable quarterly in arrears and have priority as to dividends over AMERCO’s common stock. On or after December 1, 2000, AMERCO, at its option, may redeem all or part of the Series A, for cash at $25.00 per share plus accrued and unpaid dividends to the redemption date. Due to the Chapter 11 filing, AMERCO does not expect to make any dividend payments on the Series A for the duration of such proceedings. As of March 31, 2003, AMERCO has accrued unpaid dividends of $6.5 million.

8.     Accumulated Other Comprehensive Income/ (Loss)

      A summary of accumulated comprehensive income/ (loss) components follows:

		Unrealized	Fair Market	Accumulated
	Foreign	Gain/(Loss)	Value of	Other
	Currency	on	Cash Flow	Comprehensive
	Translation	Investments	Hedge	Income

	(In thousands)
Balance at March 31, 2001	$(35,450)	(7,123)	(2,624)	(45,197)
Foreign currency translation	(25,031)	—	—	(25,031)
Fair market value of cash flow hedge	—	—	8,942	8,942
Unrealized gain on investments	—	20,706	—	20,706

Balance at March 31, 2002	$(60,481)	13,583	6,318	(40,580)
Foreign currency translation	3,781	—	—	3,781
Fair market value of cash flow hedge	—	—	(6,318)	(6,318)
Unrealized (loss) on investments	—	(12,648)	—	(12,648)

Balance at March 31, 2003	$(56,700)	935	—	(55,765)

AMERCO AND CONSOLIDATED SUBSIDIARIES AND
SAC HOLDING CORPORATION, SAC HOLDING II CORPORATION
AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.     Earnings Per Share

      As of March 31, 2003, 2002 and 2001, 6,100,000 shares of preferred stock have been excluded from the weighted average shares outstanding calculation because they are not common stock equivalents

10.     Income Taxes

      The components of the consolidated expense/ (benefit) for income taxes applicable to operations are as follows:

	Year Ended

	2003	2002	2001

	(In thousands)
Current:
Federal	$4,440	3,831	2,252
State and local	2,127	3,591	1,072
Foreign	840	923	1,042
Deferred:
Federal	(19,631)	(25,136)	(24,659)
State and local	(1,711)	(3,100)	(2,251)
Foreign	—	—	—

	$(13,935)	(19,891)	(22,544)

      Income taxes paid in cash amounted to $12.8 million, $7.2 million and $6.3 million for fiscal years 2003, 2002 and 2001, respectively.

      Actual tax expense reported on earnings from operations differs from the “expected” tax expense amount (computed by applying the United States federal corporate tax rate of 35% in 2003, 2002 and 2001) as follows:

	Year Ended

	2003	2002	2001

	(In thousands)
Computed “expected” tax expense (benefit)	(13,622)	(23,566)	(22,629)
Increases (reductions) in taxes resulting from:
Tax-exempt interest income/ (loss)	630	755	—
Dividends received deduction	—	914	—
Canadian subsidiary income/ (loss)	(1,130)	(1,202)	(361)
Federal tax expense/ (benefit) of state and local taxes	(1,027)	(511)	(746)
Other	(42)	2,305	1,329

Actual federal tax expense/ (benefit	(15,191)	(21,305)	(22,407)
State and local income tax expense/ (benefit)	1,256	1,414	(137)

Actual tax expense/ (benefit) of operations	$(13,935)	(19,891)	(22,544)

AMERCO AND CONSOLIDATED SUBSIDIARIES AND
SAC HOLDING CORPORATION, SAC HOLDING II CORPORATION
AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Deferred tax assets and liabilities are comprised as follows:

	March 31,

	2003	2002

	(In thousands)
Deferred tax assets
Tax net operating loss and credit carryforwards	$99,375	88,212
Accrued expenses/ (benefit)	127,675	111,301
Deferred revenue from sale/ leaseback	5,137	9,893
Policy benefits and losses, claims and loss expenses payable, net	26,596	30,987
Unrealized gains/ (losses)	2,043	(4,992)

Total deferred tax assets	260,826	235,401
Deferred tax liabilities Property, plant and equipment	196,525	194,270
Deferred policy acquisition costs	26,127	24,217
Other	5,932	10,869

Total deferred tax liabilities	228,584	229,356

Net deferred tax assets	$32,242	6,045

      Prior to the restatements, AMERCO had a history of profitable operations and management has concluded that it is more likely than not that AMERCO will ultimately realize the full benefit of its deferred tax assets. Management has determined it has tax strategies which could be implemented sufficient to recover all of its deferred tax assets. Accordingly, AMERCO believes that a valuation allowance is not required at March 31, 2003 and 2002. See also Note 15 of Notes to Consolidated Financial Statements.

      Under the provisions of the Tax Reform Act of 1984 (the Act), the balance in Oxford’s account designated “Policyholders’ Surplus Account” is frozen at its December 31, 1983 balance of $19.3 million. Federal income taxes (Phase III) will be payable thereon at applicable current rates if amounts in this account are distributed to the stockholder or to the extent the account exceeds a prescribed maximum. Oxford did not incur a Phase III liability for the years ended December 31, 2002, 2001 and 2000.

      In connection with the resolution of litigation with certain members of the Shoen family and their corporations, AMERCO has deducted for income tax purposes approximately $372.0 million of the payments made to plaintiffs in a lawsuit. While AMERCO believes that such income tax deductions are appropriate, there can be no assurance that such deductions ultimately will be allowed in full. The IRS has proposed adjustments to the Company’s 1997 and 1996 tax returns. Nearly all of the adjustments are attributable to denials of deductions claimed for such payments. We believe these income tax deductions are appropriate and are vigorously contesting the IRS adjustments. No additional taxes have been provided in the accompanying financial statements, as management believes that none will result.

      At March 31, 2003 and March 31, 2002, AMERCO and RepWest have non-life net operating loss carryforwards available to offset federal taxable income in future years of $181.6 million and $181.4 million, respectively. These carryforwards expire in 2011 through 2020. At March 31, 2003 and March 31, 2002, AMERCO has alternative minimum tax credit carryforwards of $5.4 million and $5.3 million, respectively, which do not have an expiration date, and may only be utilized in years in which regular tax exceeds alternative minimum tax.

AMERCO AND CONSOLIDATED SUBSIDIARIES AND
SAC HOLDING CORPORATION, SAC HOLDING II CORPORATION
AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The SAC consolidated group consists of two separate affiliated groups for tax purposes. The SAC Holdings affiliated group has net operating losses of $61.6 million and $42.2 million in fiscal years ending March 31, 2003 and March 31, 2002 respectively, to offset federal taxable income in future years. The SAC Holding II group, which began to file tax returns in fiscal year ending March 31, 2003 has a net operating loss carryforward of $7.6 million to offset federal taxable income in future years. These carryforwards expire in 2013 through 2023.

      During 1994, Oxford distributed its investment in RepWest common stock as a dividend to its parent at book value. As a result of such dividend, a deferred intercompany gain arose due to the difference between the book value and fair value of such common stock. However, such gain can only be triggered if certain events occur. If the DOI places RepWest under conservatorship, that event might be deemed to trigger the deferred gain. The current tax payable as result of that deferred gain could be as much as $18 million. However, the same hypothetical action by the DOI would most likely lead to an offsetting current tax loss to AMERCO resulting in future recovery of that same tax. To date, no events have occurred which would trigger such gain recognition. No deferred taxes have been provided in the accompanying consolidated financial statements as management believes that no events have occurred to trigger such gain.

      Under certain circumstances and sections of the Internal Revenue Code a change in ownership for tax purposes will limit the amount of net operating loss carryforwards that can be used to offset future taxable income.

11.     Transactions with Fleet Owners and Other Rental Equipment Owners

      Independent rental equipment owners (fleet owners) own approximately 4% of all U-Haul rental trailers and 0.01% of certain other rental equipment. There are approximately 1,290 fleet owners, including certain officers, directors, employees and stockholders of AMERCO. Such AMERCO officers, directors, employees and stockholders owned approximately 0.07%, 0.09% and 0.10% of all U-Haul rental trailers during the fiscal years 2003, 2002 and 2001, respectively. All rental equipment is operated under contract with U-Haul whereby U-Haul administers the operations and marketing of such equipment and in return receives a percentage of rental fees paid by customers. Based on the terms of various contracts, rental fees are distributed to U-Haul (for services as operators), to the fleet owners (including certain subsidiaries and related parties of U-Haul) and to Rental Dealers (including Company-operated U-Haul Centers).

      See also note 19.

12.     Employee Benefit Plans

      AMERCO employees participate in the AMERCO Employee Savings, Profit Sharing and Employee Stock Ownership Plan (the “Plan”) which is designed to provide all eligible employees with savings for their retirement and to acquire a proprietary interest in AMERCO.

      The Plan has three separate features: a profit sharing feature under which the Employer may make contributions on behalf of participants; a savings feature which allows participants to defer income under Section 401(k) of the Internal Revenue Code of 1986; and an employee stock ownership feature under which AMERCO may make contributions of AMERCO common stock or cash to acquire such stock on behalf of participants. Generally, employees of AMERCO are eligible to participate in the Plan upon completion of a one year service requirement.

      No contributions were made to the profit sharing plan in fiscal year 2003, 2002, or 2001.

AMERCO AND CONSOLIDATED SUBSIDIARIES AND
SAC HOLDING CORPORATION, SAC HOLDING II CORPORATION
AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      AMERCO has arranged financing to fund the ESOP trust (ESOT) and to enable the ESOT to purchase shares. Below is a summary of the financing arrangements:

	Amount
	Outstanding
	as of	Interest Payments
	March 31,
Financing Date	2003	2003	2002	2001

		(In thousands)
May 1990	—	—	—	8
June 1991	14,398	978	1,210	1,113
March 1999	140	11	14	16
February 2000	885	62	74	—
April, 2001	144	5	—	—

      Shares are released from collateral and allocated to active employees based on the proportion of debt service paid in the plan year. Contributions to the ESOT charged to expense were $2.2 million, $2.1 million and $2.2 million for fiscal years 2003, 2002 and 2001, respectively.

      The shares held by ESOP as of March 31 were as follows:

	March 31, 1992

	2003	2002

	(In thousands)
Allocated shares	1,639	1,674
Shares committed to be released	—	—
Unreleased shares	795	860
Fair value of unreleased shares	$3,212	14,973

      For purposes of the schedule, fair value of unreleased shares issued prior to December 31, 1992 is defined as the historical cost of such shares. Fair value of unreleased shares issued subsequent to December 31, 1992 is defined as the March 31 trading value of such shares for 2002 and 2001.

      Oxford insures various group life and group disability insurance plans covering employees of the consolidated group. Premiums earned were $2.7 million, $2.0 million and $1.4 million during the years ended December 31, 2002, 2001 and 2000, respectively, and were eliminated in consolidation.

13.     Postretirement and Postemployment Benefits

      AMERCO provides medical and life insurance benefits to retired employees and eligible dependents over age 65 if the employee meets specified age and service requirements.

      AMERCO uses the accrual method of accounting for postretirement benefits. AMERCO continues to fund medical and life insurance benefit costs as claims are incurred.

AMERCO AND CONSOLIDATED SUBSIDIARIES AND
SAC HOLDING CORPORATION, SAC HOLDING II CORPORATION
AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The components of net periodic postretirement benefit cost for 2003, 2002 and 2001 are as follows:

	Year Ended

	2003	2002	2001

	(In thousands)
Service cost for benefits earned during the period	$299	259	228
Interest cost on accumulated postretirement benefit	355	302	276
Other components	(279)	(315)	(340)

Net periodic postretirement benefit cost	$375	246	164

      The 2003 and 2002 postretirement benefit liability included the following components:

	Year Ended

	2003	2002

	(In thousands)
Beginning of year	$4,982	4,097
Service cost	299	259
Interest cost	355	302
Benefit payments and expense	(122)	(81)
Actuarial (gain) loss	(536)	405

Accumulated postretirement benefit obligation	4,978	4,982
Unrecognized net gain	4,364	4,107

	$9,342	9,089

      The discount rate assumptions in computing the information above were as follows:

	2003	2002	2001

Accumulated postretirement benefit obligation	6.75%	7.25%	7.50%

      The year-to-year fluctuations in the discount rate assumptions primarily reflect changes in U.S. interest rates. The discount rate represents the expected yield on a portfolio of high-grade (AA-AAA rated or equivalent) fixed-income investments with cash flow streams sufficient to satisfy benefit obligations under the plans when due.

      The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 5.6% in 2003, declining annually to an ultimate rate of 4.20% in 2016.

      If the health care cost trend rate assumptions were increased by 1.00%, the accumulated postretirement benefit obligation as of March 31, 2003 would be increased by approximately $270 thousand and a decrease of 1.00% would reduce the accumulated postretirement benefit obligation by $294 thousand.

      Post employment benefits, other than retirement, provided by AMERCO are not material.

14.	Reinsurance

      In the normal course of business, RepWest and Oxford assume and cede reinsurance on both a coinsurance and risk premium basis. RepWest and Oxford obtain reinsurance for that portion of risks exceeding retention limits. The maximum amount of life insurance retained on any one life is $150,000.

AMERCO AND CONSOLIDATED SUBSIDIARIES AND
SAC HOLDING CORPORATION, SAC HOLDING II CORPORATION
AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A summary of reinsurance transactions by business segment is as follows:

		Ceded to	Assumed		Percentage of
	Direct	Other	from Other	Net	Amount
	Amount(a)	Companies	Companies	Amount(a)	Assumed to Net

	(In thousands)
Year ended December 31, 2002 Life insurance in force	$2,036,998	1,045,011	1,613,812	2,605,789	62%

Premiums earned:
Life	22,973	10,078	15,111	28,006	54%
Accident and health	114,526	15,274	26,581	125,833	21%
Annuity	1,272	—	3,609	4,881	74%
Property and casualty	166,677	69,374	51,902	149,205	34%

Total	$305,448	94,726	97,203	307,925	—

		Ceded to	Assumed		Percentage of
	Direct	Other	from Other	Net	Amount
	Amount(a)	Companies	Companies	Amount(a)	Assumed to Net

	(In thousands)
Year ended December 31, 2001 Life insurance in force	$2,088,898	925,608	1,732,122	2,895,412	60%

Premiums earned:
Life	$21,437	8,889	14,083	26,631	53%
Accident and health	115,364	18,265	28,051	125,150	23%
Annuity	1,651	—	3,939	5,590	70%
Property and casualty	217,401	55,301	91,699	253,799	37%

Total	$355,853	82,455	137,772	411,170	—

		Ceded to	Assumed		Percentage of
	Direct	Other	from Other	Net	Amount
	Amount(a)	Companies	Companies	Amount(a)	Assumed to Net

	(In thousands)
Year ended December 31, 2000 Life insurance in force	$1,736,332	923,472	1,812,548	2,625,408	69%

Premiums earned:
Life	$23,666	2,493	8,232	29,405	28%
Accident and health	72,593	15,195	16,884	74,282	23%
Annuity	574	—	6,932	7,506	92%
Property and casualty	153,816	33,182	96,281	216,915	44%

Total	$250,649	50,870	128,329	328,108	—

(a)	Balances are reported net of intersegment transactions. Premiums eliminated in consolidation total $3.4 million, $8.2 million and $9.2 million for RepWest, and $2.7 million, $2.0 million and $1.4 million for Oxford for the years ended December 31, 2002, 2001 and 2000, respectively.

AMERCO AND CONSOLIDATED SUBSIDIARIES AND
SAC HOLDING CORPORATION, SAC HOLDING II CORPORATION
AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      To the extent that a reinsurer is unable to meet its obligation under the related reinsurance agreements, RepWest would remain liable for the unpaid losses and loss expenses. Pursuant to certain of these agreements, RepWest holds letters of credit of $7.6 million from reinsurers and has issued letters of credit of approximately $15.7 million in favor of certain ceding companies as of December 31, 2002.

      RepWest is a reinsurer of municipal bond insurance through an agreement with MBIA, Inc. Premiums generated through this agreement are recognized on a pro rata basis over the contract coverage period. On December 1, 2002, MBIA, Inc. and RepWest entered into a termination agreement to terminate the agreement on a cut-off basis. In conjunction with the Termination Agreement, RepWest paid MBIA, Inc. $3.4 million in December of 2002 for reimbursement of unearned premiums.

      The following is a summary of balances related to the agreement with MBIA, Inc as of December 31, 2001:

(In thousands)
Unearned premiums	$4,300
Case loss reserves	$702
Aggregate exposure for Class I municipal bond insurance	$5,200

15.	Contingent Liabilities and Commitments

      The Company uses certain equipment and occupies certain facilities under operating lease commitments with terms expiring through 2079. Lease expense was $163.8 million, $170.0 million and $173.0 million for the years ended 2003, 2002 and 2001, respectively. During the year ended March 31, 2003, a subsidiary of U-Haul entered into two transactions, whereby AMERCO sold rental trucks, which were subsequently leased back. AMERCO has guaranteed $192.0 million of residual values at March 31, 2003, for these assets at the end of the respective lease terms. Certain leases contain renewal and fair market value purchase options as well as mileage and other restrictions similar to covenants disclosed in Note 6 of Notes to Consolidated Financial Statements for notes payable and loan agreements.

      Following are the lease commitments for leases having terms of more than one year:

	March 31, 2003

	Property, Plant and	Rental
Year Ended	Other Equipment	Fleet	Total

	(In thousands)
2004	$120,334	117,514	237,848
2005	2,837	107,408	110,245
2006	2,692	84,891	87,583
2007	2,178	71,436	73,614
2008	1,379	25,690	27,069
Thereafter	5,699	10,107	15,806

	$135,119	417,046	552,165

      The Company, at the expiration of the lease, has the option to renew the lease, purchase for fair market value, or sell to a third party on behalf of the lessor.

      The Company maintains credit facilities and leasing agreements, collectively the Lease Facilities. Under these Lease Facilities, the lessor acquires land to be developed for storage locations with advances of funds (the Advances) made by certain parties to the facilities. AMERCO separately leases the land and

AMERCO AND CONSOLIDATED SUBSIDIARIES AND
SAC HOLDING CORPORATION, SAC HOLDING II CORPORATION
AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

improvements, including completed locations (the Properties) under the facilities and respective lease supplements.

      In December of 1996, AMERCO executed a $100.0 million Lease Facility with a number of financial institutions, which was amended and restated in July 1999 to $170.0 million. This credit facility related to this Lease Facility terminated in July of 2001, however the leasing agreement under which AMERCO leases the Properties does not terminate until July of 2004. In September 1999, and April of 2001, AMERCO entered into additional Lease Facilities for available credit of $115.5 million and $49.0 million, respectively. Both the Credit Facility and the Leasing Agreement for the respective facilities expire in September 2004 and April 2004, respectively. There was no available credit under the Lease Facilities at March 31, 2003 and 2002.

      As of March 31, 2003 the Company had obligations outstanding of $254.0 million under the Lease Facilities, of this, $117.0 million represents properties qualifying as operating leases.

      The facilities contain certain restrictions similar to those contained in Note 6. Upon occurrence of any event of default, the lessor may rescind or terminate any or all leases and, among other things, require AMERCO to repurchase any or all of the properties. The facilities have a three-year term, with options for successive one-year renewal terms subject to consent of other parties.

      Upon the expiration of the facilities, AMERCO may either purchase all of the properties based on a purchase price equal to all amounts outstanding under the Advances, including the interest and yield thereon, or remarket all of the properties to a third party purchaser.

      In the normal course of business, AMERCO is a defendant in a number of suits and claims. AMERCO is also a party to several administrative proceedings arising from state and local provisions that regulate the removal and/or cleanup of underground fuel storage tanks. It is the opinion of management that none of such suits, claims or proceedings involving AMERCO, individually or in the aggregate, are expected to result in a material loss. Also see Note 16.

      Compliance with environmental requirements of federal, state and local governments significantly affects Real Estate’s business operations. Among other things, these requirements regulate the discharge of materials into the water, air and land and govern the use and disposal of hazardous substances. Real Estate is aware of issues regarding hazardous substances on some of its properties. Real Estate regularly makes capital and operating expenditures to stay in compliance with environmental laws and has put in place a remedial plan at each site where it believes such a plan is necessary. Since 1988, Real Estate has managed a testing and removal program for underground storage tanks. Under this program we have spent $43.7 million.

      Based upon the information currently available to AREC, compliance with the environmental laws and its share of the costs of investigation and cleanup of known hazardous waste sites are not expected to have a material adverse effect on AMERCO’s financial position or operating results.

16.	Legal Proceedings

      Pursuant to the $7.5 million settlement of a class action lawsuit relating to overtime compensation and brought on behalf of current and former Moving Center General Managers in California, Sarah Saunders, et al. vs. U-Haul Company of California, Inc., final payment was made on April 5, 2002.

      On July 20, 2000, Charles Kocher (“Kocher”) filed suit in Wetzel County, West Virginia, Civil Action No. 00-C-51-K, entitled Charles Kocher v. Oxford Life Insurance Co. (“Oxford”) seeking compensatory and punitive damages for breach of contract, bad faith and unfair claims settlement practices arising from an alleged failure of Oxford to properly and timely pay a claim under a disability and dismemberment policy. On March 22, 2002, the jury returned a verdict of $5 million in compensatory damages and $34 million in punitive

AMERCO AND CONSOLIDATED SUBSIDIARIES AND
SAC HOLDING CORPORATION, SAC HOLDING II CORPORATION
AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

damages. On November 5, 2002, the trial court entered an Order (“Order”) affirming the $39 million jury verdict and denying Oxford’s motion for New Trial Or, in The Alternative, Remittitur. Oxford has perfected its appeal to the West Virginia Supreme Court. Oral argument on the appeal petition is set for September 9, 2003. Management does not believe that the Order is sustainable and expects the Order to be overturned by the West Virginia Supreme Court, in part because the jury award has no reasonable nexus to the actual harm suffered by Kocher. The Company has accrued $725,000, which represents management’s best estimate of the costs associated with legal fees to appeal and re-try the case and the Company’s uninsured exposure to an unfavorable outcome.

      As previously discussed, on June 20, 2003, AMERCO filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code. As debtor-in-possession, AMERCO is authorized under Chapter 11 to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court. As of the Petition Date, all pending litigation against AMERCO is stayed, and absent further order of the Bankruptcy Court, no party, subject to certain exceptions, may take any action, again subject to certain exceptions, to recover on pre-petition claims against AMERCO. The automatic stay, however, does not apply to AMERCO’s subsidiaries, other than Amerco Real Estate Company, which filed for protection under Chapter 11, on August 13, 2003.

      On September 24, 2002, Paul F. Shoen filed a derivative action in the Second Judicial District Court of the State of Nevada, Washoe County, captioned Paul F. Shoen vs. SAC Holding Corporation et al, CV02-05602, seeking damages and equitable relief on behalf of AMERCO from SAC Holdings and certain current and former members of the AMERCO Board of Directors, including Edward J. Shoen, Mark V. Shoen and James P. Shoen as defendants. AMERCO is named a nominal defendant for purposes of the derivative action. The complaint alleges breach of fiduciary duty, self-dealing, usurpation of corporate opportunities, wrongful interference with prospective economic advantage and unjust enrichment and seeks the unwinding of sales of self-storage properties by subsidiaries of AMERCO to SAC Holdings over the last several years. The complaint seeks a declaration that such transfers are void as well as unspecified damages. On October 28, 2002, AMERCO, the Shoen directors, the non-Shoen directors and SAC Holdings filed Motions to Dismiss the complaint. In addition, on October 28, 2002, Ron Belec filed a derivative action in the Second Judicial District Court of the State of Nevada, Washoe County, captioned Ron Belec vs. William E. Carty, et al, CV 02-06331 and on January 16, 2003, M.S. Management Company, Inc. filed a derivative action in the Second Judicial District Court of the State of Nevada, Washoe County, captioned M.S. Management Company, Inc. vs. William E. Carty, et. al, CV 03-00386. Two additional derivative suits were also filed against these parties. These additional suits are substantially similar to the Paul F. Shoen derivative action. The five suits assert virtually identical claims. In fact, three of the five plaintiffs are parties who are working closely together and chose to file the same claims multiple times. The court consolidated all five complaints before dismissing them on May 8, 2003. Plaintiffs have filed a notice of appeal. These lawsuits falsely alleged that the AMERCO Board lacked independence. In reaching its decision to dismiss these claims, the court determined that the AMERCO Board of Directors had the requisite level of independence required in order to have these claims resolved by the Board.

      A subsidiary of U-Haul, INW Company (“INW”), owns one property located within two different state hazardous substance sites in the State of Washington. The sites are referred to as the “Yakima Valley Spray Site” and the “Yakima Railroad Area.” INW has been named as a “potentially liable party” under state law with respect to this property as it relates to both sites. As a result of the cleanup costs of approximately $5.0 million required by the State of Washington, INW filed for reorganization under the federal bankruptcy laws in May of 2001. A successful mediation with other liable parties has occurred and future liability to INW will be in the range of $750,000 to $1.25 million.

AMERCO AND CONSOLIDATED SUBSIDIARIES AND
SAC HOLDING CORPORATION, SAC HOLDING II CORPORATION
AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Securities and Exchange Commission (“SEC”) has issued a formal order of investigation to determine whether the Company has violated the Federal securities laws. On January 7, 2003, the Company received the first of four subpoenas issued by the SEC. SAC Holdings, the Company’s current and former auditors, and others have also received one or more subpoenas relating to this matter. The Company is cooperating fully with the SEC and is facilitating the expeditious review of its financial statements and any other issues that may arise. The Company has produced a large volume of documents and other materials in response to the subpoenas, and the Company is continuing to assemble and produce additional documents and materials for the SEC. Although the Company has fully cooperated with the SEC in this matter and intends to continue to fully cooperate, the SEC may determine that the Company has violated Federal securities laws. We cannot predict when this investigation will be completed or its outcome. If the SEC makes a determination that we have violated Federal securities laws, we may face sanctions, including, but not limited to, significant monetary penalties and injunctive relief.

      AMERCO is a defendant in four putative class action lawsuits. Article Four Trust v. AMERCO, et al., District of Nevada, United States District Court, Case No. CV-N-03-0050-DWH-VPC. Article Four Trust, a purported AMERCO shareholder, commenced this action on January 28, 2003 on behalf of all persons and entities who purchased or acquired AMERCO securities between February 12, 1998 and September 26, 2002. The Article Four Trust action alleges one claim for violation of Section 10(b) of the Securities Exchange Act and Rule 10b-5 thereunder. Mates v. AMERCO, et al., United States District Court, District of Nevada, Case No. CV-N-03-0107. Maxine Mates, an AMERCO shareholder, commenced this putative class action on behalf of all persons and entities who purchased or acquired AMERCO securities between February 12, 1998 and September 26, 2002. The Mates action asserts claims under section 10(b) and Rule 10b-5, and section 20(a) of the Securities Exchange Act. Klug v. AMERCO, et al., United States District Court of Nevada, Case No. CV-S-03-0380. Edward Klug, an AMERCO shareholder, commenced this putative class action on behalf of all persons and entities who purchased or acquired AMERCO securities between February 12, 1998 and September 26, 2002. The Klug action asserts claims under section 10(b) and Rule 10b-5 and section 20(a) of the Securities Exchange Act. IG Holdings v. AMERCO, et al., United States District Court, District of Nevada, Case No. CV-N-03-0199. IG Holdings, an AMERCO bondholder, commenced this putative class action on behalf of all persons and entities who purchased, acquired, or traded AMERCO bonds between February 12, 1998 and September 26, 2002, alleging claims under section 11 and section 12 of the Securities Act of 1933 and section 10(b) and Rule 10b-5, and section 20(a) of the Securities Exchange Act. Each of these four securities class actions allege that AMERCO engaged in transactions with SAC entities that falsely improved AMERCO’s financial statements, and that AMERCO failed to disclose the transactions properly. The actions are at a very early stage. The Klug action has not been served. In the other three actions, AMERCO does not currently have a deadline by which it must respond to the complaints. Management has stated that it intends to defend these cases vigorously. We have filed a notice of AMERCO’s bankruptcy petition and the automatic stay in each of the Courts where these cases are pending.

      The United States Department of Labor (“DOL”) is presently investigating whether there were violations of the Employee Retirement Income Security Act of 1974 (“ERISA”) involving the AMERCO Employee Savings, Profit Sharing, and Employee Stock Ownership Plan (the “Plan”). The DOL has interviewed a number of Company representatives as well as the Plan fiduciaries and has issued a subpoena to the Company and a subpoena to SAC Holdings. At the present time, the Company is unable to determine whether the DOL will assert any claims against the Company, SAC Holdings, or the Plan fiduciaries. The DOL has asked AMERCO and its current directors as well as the Plan Trustees to sign an agreement tolling the statute of limitations until December 31, 2003 with respect to any claims arising out of certain transactions between AMERCO or any affiliate of AMERCO and SAC Holdings or any of its affiliates and such persons have done so. The DOL recently asked such parties to extend the tolling agreement. The DOL has not advised

AMERCO AND CONSOLIDATED SUBSIDIARIES AND
SAC HOLDING CORPORATION, SAC HOLDING II CORPORATION
AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Company that it believes that any violations of ERISA have in fact occurred. Instead, the DOL is simply investigating potential violations. The Company intends to take any corrective action that may be needed in light of the DOL’s ultimate findings. Although the Company has fully cooperated with the DOL in this matter and intends to continue to fully cooperate, the DOL may determine that the Company has violated ERISA. In that event, the Company may face sanctions, including, but not limited to, significant monetary penalties and injunctive relief.

17.	Preferred Stock Purchase Rights

      AMERCO’s Board of Directors adopted a stockholder-rights plan in July 1998. The rights were declared as a dividend of one preferred share purchase right for each outstanding share of AMERCO’s common stock. The dividend distribution was payable on August 17, 1998 to the stockholders of record on that date. When exercisable, each right will entitle its holder to purchase from AMERCO one one-hundredth of a share of Series C Junior Participating Preferred Stock (Series C), no par value per share of AMERCO, at a price of $132.00 per one one-hundredth of a share of Series C, subject to adjustment. AMERCO has created a series of 3,000,000 shares of authorized but unissued preferred stock for the Series C stock authorized in this stockholder-rights plan.

      The rights will become exercisable if a person or group of affiliated or associated persons acquire or obtain the right to acquire beneficial ownership of 10% or more of the common stock without approval of a majority of the Board of Directors of AMERCO. The rights will expire on August 7, 2008 unless earlier redeemed or exchanged by AMERCO.

      In the event AMERCO is acquired in a merger or other business combination transaction after the rights become exercisable, each holder of a right would be entitled to receive that number of shares of the acquiring company’s common stock equal to the result obtained by multiplying the then current Purchase Price by the number one one-hundredths of a share of Series C for which a right is then exercisable and dividing that product by 50% of the then current market price per share of the acquiring company.

18.	Stock Option Plan

      AMERCO’s stockholders approved a ten year incentive plan entitled the AMERCO Stock Option and Incentive Plan (the Plan) for officers and key employees in October 1992. No stock options or awards were granted under this plan, the plan has terminated during fiscal year 2003.

19.	Related Party Transactions

      AMERCO has related party transactions with certain major stockholders, directors and officers of the consolidated group as disclosed in Notes 3 and 11 of Notes to Consolidated Financial Statements and below. Management believes that the transactions described in the related notes and below were consummated on terms equivalent to those that would prevail in arm’s-length transactions.

      On December 23, 2002, Mark V. Shoen, a significant shareholder purchased a condominium in Phoenix, Arizona from Oxford Life Insurance Company. The purchase price was $279,573, which was in excess of the appraised value.

      During fiscal 2003, U-Haul purchased $2.1 million of printing from Form Builders, Inc. Mark V. Shoen, his daughter and Edward J. Shoen’s sons are major stockholders of Form Builders, Inc. Edward J. Shoen is Chairman of the Board of Directors and President of AMERCO and is a significant stockholder of AMERCO. Mark V. Shoen is President, U-Haul Phoenix Operations and is a significant stockholder of AMERCO. The Company ceased doing business with Form Builders, Inc. on April 18, 2003.

AMERCO AND CONSOLIDATED SUBSIDIARIES AND
SAC HOLDING CORPORATION, SAC HOLDING II CORPORATION
AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      During fiscal 2003, Sam Shoen, a son of Edward J. Shoen, was employed by U-Haul as project group supervisor. Mr. Shoen was paid an aggregate salary and bonus of $77,327 for his services during the fiscal year.

      During fiscal 2003, a subsidiary of the Company held various senior and junior unsecured notes of SAC Holdings. Substantially all of the equity interest of SAC Holdings is owned by Mark V. Shoen, a significant shareholder and executive officer of AMERCO. The Company does not have an equity ownership interest in SAC Holdings, except for minority investments made by RepWest and Oxford in a SAC Holdings-controlled limited partnership which holds Canadian self-storage properties. The senior unsecured notes of SAC Holdings that the Company holds rank equal in right of payment with the notes of certain senior mortgage holders, but junior to the extent of the collateral securing the applicable mortgages and junior to the extent of the cash flow waterfalls that favor the senior mortgage holders. The Company received cash interest payments of $26.6 million from SAC Holdings during fiscal year 2003. The notes receivable balance outstanding at March 31, 2003 was, in the aggregate, $394.2 million. The largest aggregate amount outstanding during the fiscal year ended March 31, 2003 was $407.4 million. At March 31, 2003, SAC Holdings’ notes and loans payable to third parties totaled $589.0 million. Interest on the senior and junior notes accrues at rates ranging from 6.5% to 13%.

      Interest accrues on the outstanding principal balance of senior notes of SAC Holdings that the Company holds at a fixed rate and is paid on a monthly basis.

      Interest accrues on the outstanding principal balance of junior notes of SAC Holdings that the Company holds at a stated rate of basic interest. A fixed portion of that basic interest is paid on a monthly basis. Additional interest is paid on the same payment date based on the difference between the amount of remaining basic interest and an amount equal to a specified percentage of the net cash flow before interest expense generated by the underlying property minus the sum of the principal and interest due on the senior notes of SAC Holdings relating to that property and a multiple of the fixed portion of basic interest paid on that monthly payment date.

      The latter amount is referred to as the “cash flow-based calculation.”

      To the extent that this cash flow-based calculation exceeds the amount of remaining basic interest, contingent interest equal to that excess and the amount of remaining basic interest are paid on the same monthly date as the fixed portion of basic interest. To the extent that the cash flow-based calculation is less than the amount of remaining basic interest, the additional interest payable on the applicable monthly date is limited to the amount of that cash flow-based calculation. In such a case, the excess of the remaining basic interest over the cash flow-based calculation is deferred and all amounts so deferred bear the stated rate of basic interest until maturity of the junior note.

      In addition, subject to certain contingencies, the junior notes provide that the holder of the note is entitled to receive 90% of the appreciation realized upon, among other things, the sale of such property by SAC Holdings. To date, no such properties have been sold by SAC Holdings.

      The Company currently manages the self-storage properties owned by SAC Holdings pursuant to a standard form of management agreement with each SAC Holdings subsidiary, under which the Company receives a management fee equal to 6% of the gross receipts. The Company received management fees of $12.3 million during fiscal year 2003. This management fee is consistent with the fees received for other properties the Company manages.

      RepWest and Oxford currently hold a 46% limited partnership interest in Securespace Limited Partnership (“Securespace”), a Nevada limited partnership. A SAC Holdings subsidiary serves as the general partner of Securespace and owns a 1% interest. Another SAC Holdings subsidiary owns the remaining 53%

AMERCO AND CONSOLIDATED SUBSIDIARIES AND
SAC HOLDING CORPORATION, SAC HOLDING II CORPORATION
AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

limited partnership interest in Securespace. Securespace was formed by SAC Holdings to be the owner of various Canadian self-storage properties.

      During fiscal year 2003, the Company leased space for marketing company offices, vehicle repair shops and hitch installation centers in 35 locations owned by subsidiaries of SAC Holdings. Total lease payments pursuant to such leases were $2,051,858 during fiscal year 2003. The terms of the leases are similar to the terms of leases for other properties owned by unrelated parties that are leased to the Company.

      At March 31, 2003, subsidiaries of SAC Holdings acted as U-Haul independent dealers. The financial and other terms of the dealership contracts with subsidiaries of SAC Holdings are substantially identical to the terms of those with the Company’s other independent dealers. During fiscal 2003, the Company paid subsidiaries of SAC Holdings $27,658,641 in commissions pursuant to such dealership contracts.

      The transactions discussed above involving SAC Holdings have all been eliminated from the Company’s consolidated financial statements. Although these transactions have been eliminated for financial statement reporting purposes, except for minority investments made by RepWest and Oxford in Securespace, the Company has not had any equity ownership interest in SAC Holdings.

      SAC Holdings were established in order to acquire self-storage properties which are being managed by the Company pursuant to management agreements. The sale of self-storage properties by the Company to SAC Holdings has in the past provided significant cash flows to the Company and the Company’s outstanding loans to SAC Holdings entitle the Company to participate in SAC Holdings’ excess cash flows (after senior debt service).

      Management believes that its sales of self-storage properties to SAC Holdings over the past several years provided a unique structure for the Company to earn rental revenues from the SAC Holdings self-storage properties that the Company manages and participate in SAC Holdings’ excess cash flows as described above.

      Although the Board of Directors of the appropriate subsidiary which was a party to each transaction with SAC Holdings approved such transaction at the time it was completed, the Company did not seek approval by AMERCO’s Board of Directors for such transactions. However, AMERCO’s Board of Directors, including the independent members, was made aware of and received periodic updates regarding such transactions from time to time. All future real estate transactions with SAC Holdings that involve the Company or any of its subsidiaries will have the prior approval of AMERCO’s Board of Directors, even if it is not legally required, including a majority of the independent members of AMERCO’s Board of Directors.

      During the fiscal year ended 2001, AMERCO sold $10.5 million of remanufactured engines and small automotive parts and purchased $53.7 million of automotive parts and tools from a company wherein a major stockholder, director and officer of AMERCO formerly had a beneficial minority ownership interest. The related party interest ceased to exist as of December 31, 2000.

      During the fiscal year ended 2001, AMERCO purchased $1.1 million of rebuilt torque converters and other related transmission parts from a company wherein an owner was a family member of a major stockholder, director and officer of AMERCO. The related party interest ceased to exist as of December 31, 2000.

      During the years ended 2003, 2002 and 2001, AMERCO purchased $2.1 million, $3.2 million and $3.5 million, respectively, of printing services from a company wherein an owner is related to a major

AMERCO AND CONSOLIDATED SUBSIDIARIES AND
SAC HOLDING CORPORATION, SAC HOLDING II CORPORATION
AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

stockholder, director and officer of AMERCO. The Company ceased doing business with this entity on April 18, 2003.

      In connection with transactions described above regarding parts, tools and printing services, the Internal Audit Department of U-Haul periodically tests pricing against competitive third party bids for fairness.

      Management believes that the foregoing transactions were consummated on terms equivalent to those that prevail in arm’s-length transactions.

20.     Supplemental Cash Flow Information

      The (increase) decrease in receivables, and inventories and increase (decrease) in accounts payable and accrued expenses net of other operating and investing activities follows:

	Year Ended

	2003	2002	2001

	(In thousands)
Trade receivables, net	11,133	(26,778)	(57,520)

Inventories	12,506	8,643	9,534

Prepaid expenses	(6,567)	(6,577)	17,958

Deferred income taxes	(26,197)	(26,303)	(4,643)

Accounts payable and accrued expenses	28,143	5,473	68,543

Deferred income	(2,871)	(4,771)	6,572

21.     Summarized Consolidated Financial Information of Insurance Subsidiaries

      Applicable laws and regulations of the State of Arizona require Oxford and RepWest to maintain minimum capital and surplus determined in accordance with statutory accounting practices. The amount of dividends that can be paid to shareholders by insurance companies domiciled in the State of Arizona is limited. Any dividend in excess of the limit requires prior regulatory approval. At December 31, 2002, Oxford cannot distribute any of their statutory surplus as dividends without regulatory approval. At December 31, 2002, RepWest had $6.5 million of statutory surplus available for distribution. However, as discussed above, as a result of the Order of Supervision issued by the DOI, RepWest must obtain approval from the DOI prior to any dividend payments to AMERCO.

      Audited statutory net income (loss) for RepWest for the years ended December 31, 2002, 2001 and 2000 was $4.1 million, $(36.6 million) and $(28.1 million), respectively; audited statutory capital and surplus was $65.4 million and $151.6 million at December 31, 2002 and 2001, respectively. Audited statutory net income (loss) for NAFCIC for the years ended December 31, 2002, 2001 and 2000 was $(346,000), $558,000 and $298,000, respectively; audited statutory capital and surplus was $3.8 million and $4.2 million at December 31, 2002 and 2001, respectively.

      Audited statutory net income (loss) for Oxford for the years ended December 31, 2002, 2001 and 2000 was $(11.6 million), $(1.3 million) and $6.6 million, respectively; audited statutory capital and surplus was $39.1 million and $77.9 million at December 31, 2002 and 2001, respectively. Audited statutory net income for CFLIC for the years ended December 31, 2002, 2001 and 2000 was $3.2 million, $3.6 million and $4.7 million, respectively; audited statutory capital and surplus was $17.2 million and $20.0 million at

AMERCO AND CONSOLIDATED SUBSIDIARIES AND
SAC HOLDING CORPORATION, SAC HOLDING II CORPORATION
AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2002 and 2001, respectively. Audited statutory net income (loss) for NAI for the years ended December 31, 2002, 2001 and 2000 was $3.1 million, $0.7 million and $43,000, respectively; audited statutory capital and surplus was $25.9 million and $40.5 million at December 31, 2002 and 2001, respectively.

      On November 13, 2000, Oxford acquired all of the issued and outstanding shares of Christian Fidelity Life Insurance Company (“CFLIC”), for $37.6 million. CFLIC’s premium volume is primarily from the sale of Medicare Supplement products.

      On May 20, 2003, RepWest consented to an Order for Supervision issued by the Arizona Department of Insurance (“DOI”). The DOI determined that RepWest’s level of risk based capital (“RBC”) allowed for regulatory control. Pursuant to this order and Arizona law, during the period of supervision, RepWest may not engage in certain activities without the prior approval of the DOI.

      If RepWest fails to satisfy the requirements to abate the DOI’s concerns, the DOI may take further action, including, but not limited to, commencing a conservatorship.

AMERCO AND CONSOLIDATED SUBSIDIARIES AND

SAC HOLDING CORPORATIONS AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

22.    Consolidating Industry Segment and Geographic Area Data

     AMERCO has four industry segments represented by moving and storage operations (AMERCO and U-Haul), real estate (AREC), property and casualty insurance (RepWest) and life insurance (Oxford). SAC Holdings consist of one moving and storage industry segment. Moving and Storage. Management tracks revenues separately, but does not report any separate measure of the profitability for rental of vehicles, rental of self-storage spaces and sales of products that are required to be classified as a separate operating segment and accordingly does not present these as separate operating segments. Deferred income taxes are shown as liabilities on the consolidating statements. This differs from the consolidated balance sheet where deferred income taxes are presented as assets. This presentation differs because in total the deferred tax asset is due to the inclusion of SAC.

     Information concerning operations by industry segment follows:

     Consolidating balance sheets by industry segment as of March 31, 2003 are as follows

		U-Haul
		Moving and		Property and
		Storage	Real	Casualty	Life
	AMERCO	Operations	Estate	Insurance(1)	Insurance(1)

	(In thousands)
ASSETS
Cash and cash equivalents	18,524	30,046	174	4,108	9,320
Receivables	—	22,444	1,558	224,427	23,062
Notes and Mortgage receivables, net	—	10,462	17,285	—	—
Inventories, net	—	49,229	4	—	—
Prepaid expenses	87	27,400	11	—	—
Investments, fixed maturities	—	—		253,871	613,206
Investments, other	135,000	170,886	217,619	120,372	224,604
Deferred policy acquisition costs	—	—	—	13,206	91,894
Other assets	471,884	161,825	3,991	88,660	2,289

	625,495	472,292	240,642	704,644	964,375
Investment in Subsidiaries	1,037,756	—	—	—	—
Investment in SACH	(41,938)	—	—	—	—
Property, plant and equipment, at cost:
Land	—	18,849	139,138	—	—
Buildings and improvements	—	145,177	602,676	—	—
Other property, plant and equipment	459	272,884	18,040	—	—
Rental trailers and other rental equipment	—	149,707	—	—	—
Rental trucks	—	1,140,294	—	—	—
SAC Holdings property, plant and equipment(2)	—	—	—	—	—

	459	1,726,911	759,854	—	—
Less accumulated depreciation	(315)	(990,412)	(254,409)	—	—

Total property, plant and equipment	144	736,499	505,445	—	—

TOTAL ASSETS	$1,621,457	1,208,791	746,087	704,644	964,375

[Additional columns below]

[Continued from above table, first column(s) repeated]

				SAC Moving
			AMERCO	and Storage			Total
	Eliminations		Consolidated	Operations	Eliminations		Consolidated

	(In thousands)
ASSETS
Cash and cash equivalents	—		62,172	4,662	—		66,834
Receivables	—		271,491	—	(7,754	)b	263,737
Notes and Mortgage receivables, net	—		27,747	—	(24,879	)b	2,868
Inventories, net	—		49,233	4,037	—		53,270
Prepaid expenses	—		27,498	811	(6,463	)b	21,846
Investments, fixed maturities	—		867,077	—	(6,477	)b	860,600
Investments, other	(79,707	)b	788,774	—	(399,522	)b	389,252
Deferred policy acquisition costs	—		105,100	—	—		105,100
Other assets	(689,684	)b	38,965	24,635	—		63,600

	(769,391)		2,238,057	34,145	(445,095	)a	1,827,107
Investment in Subsidiaries	(1,037,756	)a	—	—	—		—
Investment in SACH	—		(41,938)	—	41,938	a	—
Property, plant and equipment, at cost:
Land	—		157,987	—	—		157,987
Buildings and improvements	—		747,853	—	—		747,853
Other property, plant and equipment	—		291,383	—	—		291,383
Rental trailers and other rental equipment	—		149,707	—	—		149,707
Rental trucks	—		1,140,294	—	—		1,140,294
SAC Holdings property, plant and equipment(2)	—		—	1,015,563	(258,271)		757,292

	—		2,487,224	1,015,563	(258,271)		3,244,516
Less accumulated depreciation	—		(1,245,136)	(59,679)	6,616		(1,298,199)

Total property, plant and equipment	—		1,242,088	955,884	(251,655)		1,946,317

TOTAL ASSETS	(1,807,147)		3,438,207	990,029	(654,812)		3,773,424

(1)	Balances as of December 31, 2002

(2)	Included in this caption is land of $273,470, buildings and improvements of $739,534 and furniture and equipment of $2,559

(a)	Eliminate investment in subsidiaries

(b)	Eliminate intercompany receivables and payables

(c)	Eliminate intercompany lease income

(d)	Eliminate intercompany premiums

(e)	Eliminate intercompany interest on debt

(f)	Eliminate gain on sale of surplus property from AMERCO to SAC

AMERCO AND CONSOLIDATED SUBSIDIARIES AND

SAC HOLDING CORPORATIONS AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Consolidating balance sheets by industry segment as of March 31, 2003 are as follows:

		U-Haul
		Moving and		Property and
		Storage	Real	Casualty	Life
	AMERCO	Operations	Estate	Insurance(1)	Insurance(1)

	(In thousands)
LIABILITIES
Accounts payable and accrued expenses	139,496	263,394	7,892	—	570
AMERCO’s notes and loans payable	861,158	31,693	101,505	—	—
SAC Holdings notes and loans payable	—	—	—	—	—
Policy benefits and losses, claims and loss expenses payable	—	168,666	—	485,383	182,583
Liabilities from investment contracts	—	—	—	—	639,998
Other policyholder’s funds and liabilities	—	—	—	20,164	10,145
Deferred income	2,863	30,943	1,011	—	—
Deferred income taxes	120,446	214,715	94,914	—	8,664
Other liabilities	—	—	325,783	—	11,315

Total liabilities	1,123,963	709,411	531,105	505,547	853,275
Minority Interest	—	—	—	—	—
STOCKHOLDERS’ EQUITY
Serial preferred stock —	—	—	—	—	—
Series A preferred stock	—	—	—	—	—
Series B preferred stock	—	—	—	—	—
Serial common stock —	—	—	—	—	—
Series A common stock	1,441	—	—	—	—
Common stock	9,122	540	1	3,300	2,500
Additional paid-in- capital	396,050	121,230	147,481	70,023	16,435
Additional paid-in- capital — SACH	3,199	—	—	—	—
Accumulated other comprehensive loss	(54,278)	(39,849)	—	13,589	4,166
Accumulated other comprehensive loss — SACH	(1,487)	—	—	—	—
Retained earnings/accumulated deficit	561,606	430,656	67,500	112,185	87,999
Cost of common shares in treasury	(418,179)	—	—	—	—
Unearned ESOP shares	20	(13,197)	—	—	—

Total stockholder’s equity	497,494	499,380	214,982	199,097	111,100

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,621,457	1,208,791	746,087	704,644	964,375

[Additional columns below]

[Continued from above table, first column(s) repeated]

				SAC Moving
			AMERCO	and Storage			Total
	Eliminations		Consolidated	Operations	Eliminations		Consolidated

	(In thousands)
LIABILITIES
Accounts payable and accrued expenses	(39,735	)a	371,617	48,033	(32,633	)b	387,017
AMERCO’s notes and loans payable	(39,500	)b	954,856	—	—		954,856
SAC Holdings notes and loans payable	—		—	983,190	(394,171	)b	589,019
Policy benefits and losses, claims and loss expenses payable	—		836,632	—	—		836,632
Liabilities from investment contracts	—		639,998	—	—		639,998
Other policyholder’s funds and liabilities	—		30,309	—	—		30,309
Deferred income	—		34,817	12,033	(6,463	)b	40,387
Deferred income taxes	(353,058	)b	85,681	(19,918)	(98,005	)f	(32,242)
Other liabilities	(337,098	)b	—	—	—		—

Total liabilities	(769,391)		2,953,910	1,023,338	(531,272)		3,445,976
Minority Interest	—		—	11,828	(11,828)		—
STOCKHOLDERS’ EQUITY
Serial preferred stock —	—		—	—	—		—
Series A preferred stock	—		—	—	—		—
Series B preferred stock	—		—	—	—		—
Serial common stock —	—		—	—	—		—
Series A common stock	—		1,441	—	—		1,441
Common stock	(6,341	)a	9,122	—	—		9,122
Additional paid-in- capital	(355,169	)a	396,050	—	(160,266	)f	235,784
Additional paid-in- capital — SACH	—		3,199	3,199	(3,199	)a	3,199
Accumulated other comprehensive loss	22,094	a	(54,278)		—		(54,278)
Accumulated other comprehensive loss — SACH	—		(1,487)	(1,487)	1,487	a	(1,487)
Retained earnings/accumulated deficit	698,340	a	561,606	(43,650)	50,266	a	568,222
Cost of common shares in treasury	—		(418,179)	(3,199)	—		(421,378)
Unearned ESOP shares	—		(13,177)	—	—		(13,177)

Total stockholder’s equity	(1,037,756)		484,297	(45,137)	(111,712	)a	327,448

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	(1,807,147)		3,438,207	990,029	(654,812)		3,773,424

(1)	Balances as of December 31, 2002

(a)	Eliminate investment in subsidiaries

(b)	Eliminate intercompany receivables and payables

(c)	Eliminate intercompany lease income

(d)	Eliminate intercompany premiums

(e)	Eliminate intercompany interest on debt

(f)	Eliminate gain on sale of surplus property from AMERCO to SAC

AMERCO AND CONSOLIDATED SUBSIDIARIES AND

SAC HOLDING CORPORATION, SAC HOLDING II CORPORATION
AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Consolidating balance sheets by industry segment as of March 31, 2002 (Restated) are as follows:

		U-Haul
		Moving and		Property and
		Storage		Casualty	Life
	AMERCO	Operations	Real Estate	Insurance(1)	Insurance(1)

	(In thousands)
ASSETS
Cash and cash equivalents	$71	25,719	576	5,912	9,158
Receivables	—	40,069	(50)	227,046	24,593
Notes and mortgage receivables, net	—	16,925	4,892	—	—
Inventories, net	—	62,480	4	—	—
Prepaid expenses	112	24,581	10	—	—
Investments, fixed maturities	—	—	—	362,569	632,306
Investments, other	10,000	170,468	227,960	95,717	174,087
Deferred policy acquisition costs	—	—	—	15,946	81,972
Other assets	809,536	8,174	3,715	103,932	1,736

	819,719	348,416	237,107	811,122	923,852
Investment in subsidiaries	991,269	—	—	—	—
Investment in SAC	(34,532)	—	—	—	—
Property, plant and equipment, at cost:
Land	—	18,355	142,540	—	—
Buildings and improvements	—	145,432	579,782	—	—
Furniture and equipment	395	270,075	18,241	—	—
Rental trucks	—	1,071,604	—	—	—
Rental trailers and other rental equipment	—	162,768	—		—
SAC Holdings property, plant and equipment(2)	—	—	—	—	—

	395	1,668,234	740,563	—	—
Less accumulated depreciation	(300)	(917,455)	(248,525)	—	—

Total property, plant and equipment	95	750,779	492,038	—	—

TOTAL ASSETS	$1,776,551	1,099,195	729,145	811,122	923,852

[Additional columns below]

[Continued from above table, first column(s) repeated]

			SAC Moving
		AMERCO	and Storage		Total
	Eliminations	Consolidated	Operations	Eliminations	Consolidated

	(In thousands)
ASSETS
Cash and cash equivalents	—	41,436	10	—	41,446
Receivables	—	291,658	—	(16,788)	274,870
Notes and mortgage receivables, net	—	21,817	—	(14,538)	7,279
Inventories, net	—	62,484	3,292	—	65,776
Prepaid expenses	—	24,703	1,023	(10,447)	15,279
Investments, fixed maturities	—	994,875	—	(6,478)	988,397
Investments, other	(32,845)	645,387	—	(404,475)	240,912
Deferred policy acquisition costs	—	97,918	—	—	97,918
Other assets	(890,392)	36,701	21,618	—	58,319

	(923,237)	2,216,979	25,943	(452,726)	1,790,196
Investment in subsidiaries	(991,269)	—	—	—	—
Investment in SAC	—	(34,532)	—	34,532	—
Property, plant and equipment, at cost:
Land	—	160,895	—	—	160,895
Buildings and improvements	—	725,214	—	—	725,214
Furniture and equipment	—	288,711	—	—	288,711
Rental trucks	—	1,071,604	—	—	1,071,604
Rental trailers and other rental equipment	—	162,768	—	—	162,768
SAC Holdings property, plant and equipment(2)	—	—	985,901	(258,271)	727,630

	—	2,409,192	985,901	(258,271)	3,136,822
Less accumulated depreciation	—	(1,166,280)	(39,156)	4,690	(1,200,746)

Total property, plant and equipment	—	1,242,912	946,745	(253,581)	1,936,076

TOTAL ASSETS	(1,914,506)	3,425,359	972,688	(671,775)	3,726,272

(1)	Balances as of December 31, 2001

(2)	Included in this caption is land of $264,410, buildings and improvements of $719,728 and furniture and equipment of $1,763.

AMERCO AND CONSOLIDATED SUBSIDIARIES AND

SAC HOLDING CORPORATION, SAC HOLDING II CORPORATION
AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Consolidating balance sheets by industry segment as of March 31, 2002 (Restated) are as follows:

		U-Haul
		Moving and		Property and
		Storage		Casualty	Life
	AMERCO	Operations	Real Estate	Insurance(1)	Insurance(1)

	(In thousands)
LIABILITIES
Accounts payable and accrual expenses	$37,876	203,606	10,088	—	9,353
AMERCO’s notes and loans payable	1,030,805	14,793	203	—	—
SAC Holdings notes and loans payable	—	—	—	—	—
Policy benefits and losses, claims and loss expenses payable	—	90,239	—	551,592	177,752
Liabilities from investment contracts	—	—	—	—	572,793
Other policyholders’ funds and liabilities	—	—	—	54,254	19,343
Deferred income	3,434	33,725	996	—	—
Deferred income taxes	149,965	228,900	93,196	—	16,082
Other liabilities	—	69,293	429,202	—	10,807

Total liabilities	1,222,080	640,556	533,685	605,846	806,130
Minority Interest	—	—	—	—	—
STOCKHOLDERS’ EQUITY
Serial preferred stock —
Series A preferred stock	—	—	—	—	—
Series B preferred stock	—	—	—	—	—
Serial common stock —
Series A common stock	1,441	—	—	—	—
Common stock	9,122	540	1	3,300	2,500
Additional paid- in-capital	396,559	121,230	147,347	69,626	16,442
Additional paid- in-capital – SAC	3,199	—	—	—	—
Accumulated other comprehensive loss	(37,802)	(39,804)	—	14,794	9,904
Accumulated other comprehensive loss — SAC	(2,778)	—	—	—	—
Retained earnings/ accumulated deficit	601,481	390,845	48,112	117,556	88,876
Cost of common shares in treasury	(416,771)	—	—	—	—
Unearned ESOP shares	20	(14,172)	—	—	—

Total stockholders’ equity	554,471	458,639	195,460	205,276	117,722

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,776,551	1,099,195	729,145	811,122	923,852

[Additional columns below]

[Continued from above table, first column(s) repeated]

			SAC Moving
		AMERCO	and Storage		Total
	Eliminations	Consolidated	Operations	Eliminations	Consolidated

	(In thousands)
LIABILITIES
Accounts payable and accrual expenses	(32,614)	228,309	36,891	(31,326)	233,874
AMERCO’s notes and loans payable	—	1,045,801	—	—	1,045,801
SAC Holdings notes and loans payable	—	—	961,499	(399,612)	561,887
Policy benefits and losses, claims and loss expenses payable	—	819,583	—	—	819,583
Liabilities from investment contracts	—	572,793	—	—	572,793
Other policyholders’ funds and liabilities	—	73,597	—	—	73,597
Deferred income	—	38,155	15,550	(10,447)	43,258
Deferred income taxes	(381,321)	106,822	(14,862)	(98,005)	(6,045)
Other liabilities	(509,302)	—	—	—	—

Total liabilities	(923,237)	2,885,060	999,078	(539,390)	3,344,748
Minority Interest	—	—	11,341	(11,341)	—
STOCKHOLDERS’ EQUITY
Serial preferred stock —
Series A preferred stock	—	—	—	—	—
Series B preferred stock	—	—	—	—	—
Serial common stock —
Series A common stock	—	1,441	—	—	1,441
Common stock	(6,341)	9,122	—	—	9,122
Additional paid- in-capital	(354,645)	396,559	—	(160,266)	236,293
Additional paid- in-capital – SAC	—	3,199	3,199	(3,199)	3,199
Accumulated other comprehensive loss	15,106	(37,802)	—	—	(37,802)
Accumulated other comprehensive loss — SAC	—	(2,778)	(2,778)	2,778	(2,778)
Retained earnings/ accumulated deficit	(645,389)	601,481	(34,953)	39,643	606,171
Cost of common shares in treasury	—	(416,771)	(3,199)	—	(419,970)
Unearned ESOP shares	—	(14,152)	—	—	(14,152)

Total stockholders’ equity	(991,269)	540,299	(37,731)	(121,044)	381,524

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	(1,914,506)	3,425,359	972,688	(671,775)	3,726,272

(1)	Balances as of December 31, 2001

AMERCO AND CONSOLIDATED SUBSIDIARIES AND

SAC HOLDING CORPORATIONS AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Consolidating income statements by industry segment for the year ended March 31, 2003 are as follows:

		U-Haul
		Moving and		Property and
		Storage		Casualty	Life
	AMERCO	Operations	Real Estate	Insurance(1)	Insurance(1)

	(In thousands)
Revenues
Rental revenue	—	1,433,442	59,162	—	—
Net sales	—	174,065	56	—	—
Premiums	—	—	—	152,618	161,398
Net investment and interest income	1,195	29,358	10,695	22,318	13,891

Total revenues	1,195	1,636,865	69,913	174,936	175,289

Costs and expenses
Operating expenses	43,502	992,214	(5,501)	36,958	40,549
Commission expense	—	164,508	—	—	—
Cost of sales	—	93,735	21	—	—
Benefits and losses		37,560	—	128,680	115,628
Amortization of deferred policy acquisition costs	—	—	—	17,281	20,538
Lease expense	927	165,020	14,182	—	—
Depreciation, net	15	112,815	5,169	—	—

Total costs and expenses	44,444	1,565,852	13,871	182,919	176,715

Equity in Earnings of Subsidiary	52,951	—	—	—	—
Equity in Earning of SAC	(8,697)	—	—	—	—

Earnings (loss) from operations	1,005	71,013	56,042	(7,983)	(1,426)
Interest expense	69,213	9,991	23,652	—	—
Pretax earnings (loss)	(68,208)	61,022	32,390	(7,983)	(1,426)
Income tax (expense)/ benefit	41,296	(21,211)	(13,002)	2,612	549

Net earnings/ (loss)	(26,912)	39,811	19,388	(5,371)	(877)
Less: preferred stock dividends	(12,963)	—	—	—	—

Earnings (loss) available to common shareholders	$(39,875)	39,811	19,388	(5,371)	(877)

[Additional columns below]

[Continued from above table, first column(s) repeated]

				SAC Moving
			AMERCO	and Storage			Total
	Eliminations		Consolidated	Operations	Eliminations		Consolidated

	(In thousands)
Revenues
Rental revenue	(60,116	)c	1,432,488	168,027	(40,510	)c	1,560,005
Net sales	—		174,121	48,768	—		222,889
Premiums	(6,091	)d	307,925	—	—		307,925
Net investment and interest income	—__		77,457	—	(35,889	)e	41,568

Total revenues	(66,207)		1,991,991	216,795	(76,399)		2,132,387

Costs and expenses
Operating expenses	(66,207	)c	1,041,515	105,287	(12,342	)c	1,134,460
Commission expense	—		164,508	—	(27,681	)c	136,827
Cost of sales	—		93,756	21,359	—		115,115
Benefits and losses	—		281,868	—	—		281,868
Amortization of deferred policy acquisition costs	—		37,819	—	—		37,819
Lease expense	—		180,129	—	(487)		179,642
Depreciation, net	—		117,999	21,373	(1,926)		137,446

Total costs and expenses	(66,207)		1,917,594	148,019	(42,436)		2,023,177

Equity in Earnings of Subsidiary	(52,951)		—	—	—		—
Equity in Earning of SAC	—		(8,697)	—	8,697		—

Earnings (loss) from operations	(52,951)		65,700	68,776	(25,266)		109,210
Interest expense	—		102,856	81,164	(35,889)		148,131
Pretax earnings (loss)	(52,951)		(37,156)	(12,388)	10,623		(38,921)
Income tax (expense)/ benefit	—		10,244	3,691	—		13,935

Net earnings/ (loss)	(52,951)		(26,912)	(8,697)	10,623		(24,986)
Less: preferred stock dividends	—		(12,963)	—	—		(12,963)

Earnings (loss) available to common shareholders	(52,951)		(39,875)	(8,697)	10,623		(37,949)

(1)	Balances as of December 31, 2002

(a) Eliminate investment in subsidiaries

(b) Eliminate intercompany receivables and payables

(c) Eliminate intercompany lease income

(d) Eliminate intercompany premiums

(e) Eliminate intercompany interest on debt

(f) Eliminate gain on sale of surplus property from AMERCO to SAC

AMERCO AND CONSOLIDATED SUBSIDIARIES AND

SAC HOLDING CORPORATIONS AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Consolidating income statements by industry segment for the year ended March 31, 2002 (Restated) are as follows:

		U-Haul
		Moving and		Property and
		Storage		Casualty	Life
	AMERCO	Operations	Real Estate	Insurance(1)	Insurance(1)

	(In thousands)
Revenues
Rental revenue	$—	1,425,685	68,245	—	—
Net sales	—	198,312	55	—	—
Premiums	—	—	—	261,975	159,380
Net investment and interest income	873	22,686	8,321	20,651	23,175

Total revenues	873	1,646,683	76,621	282,626	182,555

Costs and expenses
Operating expenses	8,945	1,041,354	(4,442)	77,210	37,473
Commission expense	—	153,465	—	—	—
Cost of sales	—	110,449	24	—	—
Benefits and losses	—	47,036	—	255,756	120,917
Amortization of deferred policy acquisition costs	—	—	—	22,091	18,583
Lease expense	918	171,656	11,221	—	—
Depreciation, net	(500)	92,351	(2,039)	—	—

Total costs and expenses	9,363	1,616,311	4,764	355,057	176,973

Equity in Earnings of Subsidiary	(10,495)	—	—	—	—
Equity in Earnings of SAC	(14,025)	—	—	—	—

Earnings (loss) from operations	(33,010)	30,372	71,857	(72,431)	5,582
Interest expense	30,773	11,675	34,299	—	—

Pretax earnings (loss)	(63,783)	18,697	37,558	(72,431)	5,582
Income tax (expense)/ benefit	14,417	(6,117)	(15,102)	23,736	(2,418)

Net earnings (loss)	(49,366)	12,580	22,456	(48,695)	3,164
Less: preferred stock dividends	(12,963)	—	—	—	—

Earnings (loss) available to common shareholders	$(62,329)	12,580	22,456	(48,695)	3,164

[Additional columns below]

[Continued from above table, first column(s) repeated]

			SAC Moving
		AMERCO	and Storage		Total
	Eliminations	Consolidated	Operations	Eliminations	Consolidated

	(In thousands)
Revenues
Rental revenue	(64,325)	1,429,605	112,747	(30,102)	1,512,250
Net sales	—	198,367	24,449	—	222,816
Premiums	(10,185)	411,170	—	—	411,170
Net investment and interest income	—	75,706	—	(28,363)	47,343

Total revenues	(74,510)	2,114,848	137,196	(58,465)	2,193,579

Costs and expenses
Operating expenses	(74,510)	1,086,030	68,223	(7,948)	1,146,305
Commission expense	—	153,465	—	(13,023)	140,442
Cost of sales	—	110,473	12,221	—	122,694
Benefits and losses	—	423,709	—	—	423,709
Amortization of deferred policy acquisition costs	—	40,674	—	—	40,674
Lease expense	—	183,795	—	(9,131)	174,664
Depreciation, net	—	89,812	15,071	(1,926)	102,957

Total costs and expenses	(74,510)	2,087,958	95,515	(32,028)	2,151,445

Equity in Earnings of Subsidiary	10,495	—	—	—	—
Equity in Earnings of SAC	—	(14,025)	—	14,025	—

Earnings (loss) from operations	10,495	12,865	41,681	(12,412)	42,134
Interest expense	—	76,747	61,081	(28,363)	109,465

Pretax earnings (loss)	10,495	(63,882)	(19,400)	15,951	(67,331)
Income tax (expense)/ benefit	—	14,516	5,375	—	19,891

Net earnings (loss)	10,495	(49,366)	(14,025)	15,951	(47,440)
Less: preferred stock dividends	—	(12,963)	—	—	(12,963)

Earnings (loss) available to common shareholders	10,495	(62,329)	(14,025)	15,951	(60,403)

(1)	Balances as of December 31, 2001

AMERCO AND CONSOLIDATED SUBSIDIARIES AND

SAC HOLDING CORPORATIONS AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Consolidating income statements by industry segment for the year ended March 31, 2001 (Restated) are as follows:

		U-Haul
		Moving and		Property and
		Storage		Casualty	Life
	AMERCO	Operations	Real Estate	Insurance(1)	Insurance(1)

	(In thousands)
Revenues
Rental revenue	(2)	1,364,504	72,041	—	—
Net sales	—	194,270	50	—	—
Premiums	—	—	—	226,088	112,616
Net investment and interest income	963	24,346	10,962	25,479	19,001

Total revenues	961	1,583,120	83,053	251,567	131,617

Costs and expenses
Operating expenses	7,113	1,021,576	467	56,509	29,352
Commission expenses	—	143,588	—	—	—
Cost of sales	—	116,601	28	—	—
Benefits and losses	—	40,521	—	211,325	79,233
Amortization of deferred policy acquisition costs	—	—	—	16,594	19,638
Lease expense	688	167,290	11,576	—	—
Depreciation, net	123	87,539	5,258	—	—

Total costs and expenses	7,924	1,577,115	17,329	284,428	128,223

Equity in earnings of Amerco subsidiaries	(13,652)	—	—	—	—
Equity in earnings of SACH	(9,400)	—	—	—	—

Earnings (loss) from operations	(30,015)	6,005	65,724	(32,861)	3,394
Interest expense	25,522	17,094	44,265	—	—

Pretax earnings/ (loss)	(55,537)	(11,089)	21,459	(32,861)	3,394
Income tax (expense)/ benefit	11,929	4,921	(8,198)	9,880	(1,158)

Net earnings (loss)	(43,608)	(6,168)	13,261	(22,981)	2,236
Less: preferred stock dividends	(12,963)	—	—	—	—

Earnings available to common shareholders	$(56,571)	(6,168)	13,261	(22,981)	2,236

[Additional columns below]

[Continued from above table, first column(s) repeated]

			SAC Moving
		AMERCO	and Storage		Total
	Eliminations	Consolidated	Operations	Eliminations	Consolidated

	(In thousands)
Revenues
Rental revenue	(71,108)	1,365,435	92,457	(21,060)	1,436,832
Net sales	—	194,320	17,923	—	212,243
Premiums	(10,596)	328,108	—	—	328,108
Net investment and interest income	—	80,751	—	(28,454)	52,297

Total revenues	(81,704)	1,968,614	110,380	(49,514)	2,029,480

Costs and expenses
Operating expenses	(81,704)	1,033,313	49,237	(6,243)	1,076,307
Commission expenses	—	143,588	—	(10,723)	132,865
Cost of sales	—	116,629	9,877	—	126,506
Benefits and losses	—	331,079	—	—	331,079
Amortization of deferred policy acquisition costs	—	36,232	—	—	36,232
Lease expense	—	179,554	—	(4,094)	175,460
Depreciation, net	—	92,920	12,385	(1,498)	103,807

Total costs and expenses	(81,704)	1,933,315	71,499	(22,558)	1,982,256

Equity in earnings of Amerco subsidiaries	13,652	—	—	—	—
Equity in earnings of SACH	—	(9,400)	—	9,400	—

Earnings (loss) from operations	13,652	25,899	38,881	(17,556)	47,224
Interest expense	—	86,881	53,451	(28,454)	111,878

Pretax earnings/ (loss)	13,652	(60,982)	(14,570)	10,898	(64,654)
Income tax (expense)/ benefit	—	17,374	5,170	—	22,544

Net earnings (loss)	13,652	(43,608)	(9,400)	10,898	(42,110)
Less: preferred stock dividends	—	(12,963)	—	—	(12,963)

Earnings available to common shareholders	13,652	(56,571)	(9,400)	10,898	(55,073)

(1)	Balances as of December 31, 2000

AMERCO AND CONSOLIDATED SUBSIDIARIES AND

SAC HOLDING CORPORATIONS AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Consolidating cash flow statements by industry segment for the year ended March 31, 2003 are as follows:

		U-Haul
		Moving and		Property and
		Storage		Casualty	Life
	AMERCO	Operations	Real Estate	Insurance(1)	Insurance(1)

	(In thousands)
Net cash flows provided (used) by operating activities	$200,516	83,499	(87,059)	(75,133)	(17,982)

Cash flows from investing activities:
Purchases of investments:
Property, plant and equipment	(64)	(182,409)	(30,176)	—	—
Fixed maturities	—	—	—	(10,408)	(267,949)
Common Stock	—	—	—	—	—
Preferred Stock	—	—	—	—	—
Other asset investment	—	—	—	—	(18,910)
Real estate	—	—	—	—	(21,759)
Mortgage loans	—	—	—	—	(22,000)
Proceeds from sale of investments:
Property, plant and equipment	—	85,289	11,600	—	—
Fixed maturities	—	—	—	101,373	262,741
Common Stock	—	—	—	—	—
Preferred Stock	—	—	—	—	2,885
Real estate	—	—	—	—	22,043
Mortgage loans	—	73	130	561	17,409
Changes in other investments	—	—	4,481	(18,197)	(23,575)

Net cash provided (used) by investing activities	(64)	(97,047)	(13,965)	73,329	(49,115)

Cash flows from financing activities:
Net change in short-term borrowings	5,000	16,900	—	—	—
Proceeds from notes	257,007	—	101,329	—	—
Debt issuance costs	(2,330)	—	(680)	—	—
Leveraged ESOP: Repayment on loan	—	—	—	—	—
Purchase of shares	—	—	—	—	—
Payments on loan	—	975	—	—	—
Principal payments on notes	(433,788)	—	(27)	—	—
Treasury stock acquisitions, net	(1,408)	—	—	—	—
Preferred stock dividends paid	(6,480)	—	—	—	—
Investment contract deposits	—	—	—	—	165,281
Investment contract withdrawals	—	—	—	—	(98,022)

Net cash provided (used) by financing activities	(181,999)	17,875	100,622	—	67,259

Increase (decrease) in cash and cash equivalents	18,453	4,327	(402)	(1,804)	162
Cash and cash equivalents at the beginning of period	71	25,719	576	5,912	9,158

Cash and cash equivalents at the end of period	$18,524	30,046	174	4,108	9,320

[Additional columns below]

[Continued from above table, first column(s) repeated]

			SAC Moving
		AMERCO	and Storage		Total
	Eliminations	Consolidated	Operations	Eliminations	Consolidated

	(In thousands)
Net cash flows provided (used) by operating activities	(41,772)	62,069	13,472	(1,011)	74,530

Cash flows from investing activities:
Purchases of investments:
Property, plant and equipment	—	(212,649)	(30,512)	—	(243,161)
Fixed maturities	—	(278,357)	—	—	(278,357)
Common Stock	—	—	—	—	—
Preferred Stock	—	—	—	—	—
Other asset investment	17,500	(1,410)	—	—	(1,410)
Real estate	—	(21,759)	—	—	(21,759)
Mortgage loans	22,000		—	—	—
Proceeds from sale of investments:
Property, plant and equipment	—	96,889	—	—	96,889
Fixed maturities	—	364,114	—	—	364,114
Common Stock	—	—	—	—	—
Preferred Stock	—	2,885	—	—	2,885
Real estate	—	22,043	—	—	22,043
Mortgage loans	—	18,173	—	—	18,173
Changes in other investments	41,772	4,481	—	—	4,481

Net cash provided (used) by investing activities	81,272	207,059	(30,512)	—	(36,102)

Cash flows from financing activities:
Net change in short-term borrowings	—	21,900	—	—	21,900
Proceeds from notes	(39,500)	318,836	58,827	(27,827)	349,836
Debt issuance costs	—	(3,010)	—	—	(3,010)
Leveraged ESOP: Repayment on loan	—	—	—	—	—
Purchase of shares	—	—	—	—	—
Payments on loan	—	975	—	—	975
Principal payments on notes	—	(433,815)	(37,135)	28,838	(442,112)
Treasury stock acquisitions, net	—	(1,408)	—	—	(1,408)
Preferred stock dividends paid	—	(6,480)	—	—	(6,480)
Investment contract deposits	—	165,281	—	—	165,281
Investment contract withdrawals	—	(98,022)	—	—	(98,022)

Net cash provided (used) by financing activities	(39,500)	(35,743)	21,692	1,011	(13,040)

Increase (decrease) in cash and cash equivalents	—	20,736	4,652	—	25,388
Cash and cash equivalents at the beginning of period	—	41,436	10	—	41,446

Cash and cash equivalents at the end of period	—	62,172	4,662	—	66,834

(1)	Balances as of December 31, 2002

AMERCO AND CONSOLIDATED SUBSIDIARIES AND

SAC HOLDING CORPORATIONS AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Consolidating cash flow statements by industry segment for the year ended March 31, 2002 (Restated) are as follows:

		U-Haul
		Moving
		and			Property and
		Storage		Life	Casualty
	AMERCO	Operations	Real Estate	Insurance(1)	Insurance(1)

	(In Thousands)
Net cash flows provided (used) by operating activities	$148,589	96,245	(144,082)	(5,150)	(61,537)

Cash flows from investing activities:
Purchases of investments:
Property, plant and equipment	(12)	(248,670)	(32,327)	—	—
Fixed maturities	—	—	—	(248,671)	(8,888)
Common stock	—	—	—	(418)	—
Preferred stock	—	—	—	(2,072)	—
Other asset investment	—	—	—	(2,259)	—
Real estate	—	—	—	(35)	4,312
Mortgage loans	—	—	(561)	(790)	—
Proceeds from sales of investments:
Property, plant and equipment	695	143,317	173,184	—	—
Fixed maturities	—	—	—	168,984	64,732
Common stock	—	—	—	—	—
Preferred stock	—	—	—	4,400	—
Real estate	—	—	—	1,038	2,662
Mortgage loans	—	268	510	17,910	2
Changes in other investments	—	—	2,897	(8,575)	1,566

Net cash (used) by investing activities	683	(105,085)	143,703	(70,488)	64,386

Cash flows from financing activities:
Net change in short-term borrowings	(24,070)	14,793	—	—	—
Proceeds from notes	—	—	—	—	—
Debt issuance cost	(390)	—	—	—	—
Leverage Employee Stock Ownership plan:
Purchase of shares	—	(72)	—	—	—
Payments on loan	—	1,093	—	—	—
Principal payments on notes	(101,738)	—	(33)	—	—
Preferred stock dividends paid	(12,963)	—	—	—	—
Treasury stock acquisitions, net	(10,154)	—	—	—	—
Dividends paid	—	—	—	7,501	—
Investment contract deposits	—	—	—	150,432	—
Investment contract withdrawals	—	—	—	(99,845)	—

Net cash provided by financing activities	(149,315)	15,814	(33)	58,088	—

Increase (decrease) in cash and cash equivalents	(43)	6,974	(412)	(17,550)	2,849
Cash and cash equivalents at the beginning of year	114	18,745	988	26,708	3,063

Cash and cash equivalents at the end of year	$71	25,719	576	9,158	5,912

[Additional columns below]

[Continued from above table, first column(s) repeated]

			SAC Moving
		AMERCO	and Storage		Total
	Eliminations	Consolidated	Operations	Eliminations	Consolidated

	(In Thousands)
Net cash flows provided (used) by operating activities	492	34,557	(1,346)	(52,842)	(19,631)

Cash flows from investing activities:
Purchases of investments:
Property, plant and equipment	—	(281,009)	(378,873)	278,399	(381,483)
Fixed maturities	—	(257,559)	—	—	(257,559)
Common stock	—	(418)	—	—	(418)
Preferred stock	—	(2,072)	—	—	(2,072)
Other asset investment	—	(2,259)	—	—	(2,259)
Real estate	—	4,277	—	—	4,277
Mortgage loans	—	(1,351)	—	—	(1,351)
Proceeds from sales of investments:
Property, plant and equipment	—	317,196	53,214	(141,035)	229,375
Fixed maturities	—	233,716	—	—	233,716
Common stock	—	—	—	—	—
Preferred stock	—	4,400	—	—	4,400
Real estate	—	3,700	—	—	3,700
Mortgage loans	—	18,690	—	—	18,690
Changes in other investments	7,009	2,897	—	—	2,897

Net cash (used) by investing activities	7,009	40,208	(325,659)	137,364	(148,087)

Cash flows from financing activities:
Net change in short-term borrowings	—	(9,277)	—	—	(9,277)
Proceeds from notes	—	—	526,292	(278,399)	247,893
Debt issuance cost	—	(390)	—	—	(390)
Leverage Employee Stock Ownership plan:
Purchase of shares	—	(72)	—	—	(72)
Payments on loan	—	1,093	—	—	1,093
Principal payments on notes	—	(101,771)	(199,287)	193,877	(107,181)
Preferred stock dividends paid	—	(12,963)	—	—	(12,963)
Treasury stock acquisitions, net	—	(10,154)	—	—	(10,154)
Dividends paid	(7,501)	—	—	—	—
Investment contract deposits	—	150,432	—	—	150,432
Investment contract withdrawals	—	(99,845)	—	—	(99,845)

Net cash provided by financing activities	(7,501)	(82,947)	327,005	(84,522)	159,536

Increase (decrease) in cash and cash equivalents	—	(8,182)	—	—	(8,182)
Cash and cash equivalents at the beginning of year	—	49,618	10	—	49,628

Cash and cash equivalents at the end of year	—	41,436	10	—	41,446

AMERCO AND CONSOLIDATED SUBSIDIARIES AND

SAC HOLDING CORPORATIONS AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Consolidating cash flow statements by industry segment for the year ended March 31, 2001 are as follows:

		U-Haul
		Moving
		and			Property and
		Storage		Life	Casualty
	AMERCO	Operations	Real Estate	Insurance(1)	Insurance(1)

	(In Thousands)
Net cash flows provided (used) by operating activities	$3,840	106,946	68,698	3,456	15,208

Cash flows from investing activities:
Purchases of investments:
Property, plant and equipment	(16)	(411,910)	(53,063)	—	—
Fixed maturities	—	—	—	(67,733)	(55,131)
Common stock	—	—	—	(31,773)	—
Preferred stock	—	—	—	—	—
Other asset investment	—	—	—	(5,915)	—
Real estate	—	—	—	—	(26)
Mortgage loans	—	(102)	—	(22,461)	—
Proceeds from sales of investments:
Property, plant and equipment	—	303,570	42,197	—	—
Fixed maturities	—	—	—	101,780	50,981
Common stock	—	—	—	6,194	—
Preferred stock	—	—	—	372	—
Real estate	—	—	—	—
Mortgage loans	—	3,342	268	13,607	7
Changes in other investments	—	—	—	(14,232)	(9,345)

Net cash (used) by investing activities	(16)	(105,100)	(10,598)	(20,161)	(13,514)

Cash flows from financing activities:
Net change in short-term borrowings	156,070	—	—	—	—
Proceeds from notes	—	(446)	—	—	—
Debt issuance cost	(435)	—	(259)	—	—
Leverage Employee Stock Ownership plan:
Purchase of shares	—	(46)	—	—	—
Payments on loan	137	1,102	—	—	—
Principal payments on notes	(137,010)	—	(51)	—	—
Net change in cash overdraft	—	—	—	—	—
Preferred stock dividends paid		—	—	—	—
Treasury stock acquisitions, net	(9,617)	—	—	—	—
Dividends paid	(12,963)	—	(57,763)	—	—
Investment contract deposits	—	—	—	86,657	—
Investment contract withdrawals	—	—	—	(72,953)	—

Net cash provided by financing activities	(3,818)	610	(58,073)	13,704	—

Increase (decrease) in cash and cash equivalents	6	2,456	27	(3,001)	1,694
Cash and cash equivalents at the beginning of year	108	16,289	961	29,709	1,369

Cash and cash equivalents at the end of year	$114	18,745	988	26,708	3,063

[Additional columns below]

[Continued from above table, first column(s) repeated]

			SAC Moving
		AMERCO	and Storage		Total
	Eliminations	Consolidated	Operations	Eliminations	Consolidated

	(In Thousands)
Net cash flows provided (used) by operating activities	(81,340)	116,808	15,124	40,698	172,630

Cash flows from investing activities:
Purchases of investments:
Property, plant and equipment	—	(464,989)	(369,673)	217,388	(617,274)
Fixed maturities	—	(122,864)	—	—	(122,864)
Common stock	—	(31,773)	—	—	(31,773)
Preferred stock	—	—	—	—	—
Other asset investment	—	(5,915)	—	—	(5,915)
Real estate	—	(26)	—	—	(26)
Mortgage loans	—	(22,563)	—	—	(22,563)
Proceeds from sales of investments:
Property, plant and equipment	—	345,767	46,952	(38,479)	354,240
Fixed maturities	—	152,761	—	—	152,761
Common stock	—	6,194	—	—	6,194
Preferred stock	—	372	—	—	372
Real estate	—	—	—	—	—
Mortgage loans	—	17,224	—	—	17,224
Changes in other investments	23,577		—	—	—

Net cash (used) by investing activities	23,577	(125,812)	(322,721)	178,909	(269,624)

Cash flows from financing activities:
Net change in short-term borrowings	—	156,070	—	—	156,070
Proceeds from notes	—	(446)	460,537	(366,014)	94,077
Debt issuance cost	—	(694)	—	—	(694)
Leverage Employee Stock Ownership plan:
Purchase of shares	—	(46)	—	—	(46)
Payments on loan	—	1,239	—	—	1,239
Principal payments on notes	—	(137,061)	(152,940)	146,407	(143,594)
Net change in cash overdraft	—	—	—	—	—
Preferred stock dividends paid	—	—	—	—	—
Treasury stock acquisitions, net	—	(9,617)	—	—	(9,617)
Dividends paid	57,763	(12,963)	—	—	(12,963)
Investment contract deposits	—	86,657	—	—	86,657
Investment contract withdrawals	—	(72,953)	—	—	(72,953)

Net cash provided by financing activities	57,763	10,186	307,597	(219,607)	98,176

Increase (decrease) in cash and cash equivalents	—	1,182	—	—	1,182
Cash and cash equivalents at the beginning of year	—	48,436	10	—	48,446

Cash and cash equivalents at the end of year	—	49,618	10	—	49,628

AMERCO AND CONSOLIDATED SUBSIDIARIES AND

SAC HOLDING CORPORATION, SAC HOLDING II CORPORATION
AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Financial information by geographic area are as follows

Year Ended	United States	Canada	Consolidated

	(All amounts are in thousands U.S. $’s)
March 31, 2003
Total revenues	$2,077,333	55,054	2,132,387
Depreciation/ amortization net	169,799	5,466	175,265
Interest expense/ (benefit)	146,144	1,987	148,131
Pretax earnings/ (loss)	(45,628)	6,707	(38,921)
Income tax expense/ (benefit)	16,282	(2,347)	13,935
Identifiable assets	3,673,738	131,928	3,805,666

March 31, 2002
Total revenues	$2,141,229	52,350	2,193,579
Depreciation/ amortization net	138,401	5,230	143,631
Interest expense/ (benefit)	107,370	2,095	109,465
Pretax earnings/ (loss)	(74,828)	7,497	(67,331)
Income tax expense/ (benefit)	22,515	(2,624)	19,891
Identifiable assets	3,615,108	117,209	3,732,317

23.	Subsequent Events

      On April 18, 2003, AMERCO filed suit against its former auditors, PricewaterhouseCoopers (PwC). The complaint seeks actual and punitive damages in excess of $2.5 billion dollars as a result of the alleged negligent, fraudulent and tortious conduct of PwC during the last seven years of its audit engagement.

      On June 20, 2003, AMERCO filed a voluntary petition for protection under Chapter 11 of the U.S. Bankruptcy Code. AMERCO has taken this action in order to expedite the financial restructuring of its debt. On August 13, 2003, Amerco Real Estate Company filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code with joint administration under BK-03-52103-GWZ. Not included in the Chapter 11 filing are the following AMERCO subsidiaries: U-Haul, Oxford Life Insurance Company and its subsidiaries, and Republic Western Insurance Company, among others. The Chapter 11 filing by AMERCO is not expected to impact the operations of these subsidiaries, and their business will continue uninterrupted. Additionally, since the Company is solvent, with asset value in excess of its debt, AMERCO intends to repay its creditors in full pursuant to a full-value plan of reorganization, without diluting the interest of its shareholders.

      On June 30, 2003, RepWest and Oxford exchanged their respective interests in Private Mini for certain real property owned by certain SAC Holdings entities. The exchanges were non-monetary and were recorded on the basis of the book values of the assets exchanged.

      On May 20, 2003, RepWest consented to an Order for Supervision issued by the Arizona Department of Insurance (“DOI”). The DOI determined that RepWest’s level of risk based capital (“RBC”) allowed for regulatory control. Pursuant to this order and Arizona law, during the period of supervision, RepWest may not engage in any of the following activities without the prior approval of the DOI. If RepWest fails to satisfy the requirements to abate DOI’s concerns, the DOI may take further action, including, but not limited to, commencing a conservatorship.

      In April 2003, the Company determined that in connection with overall restructuring efforts, RepWest is exiting non-U-Haul related lines of business.

ADDITIONAL INFORMATION

SUMMARY OF EARNINGS OF INDEPENDENT TRAILER FLEETS

Unaudited

      The following Summary of Earnings of Independent Trailer Fleets is presented for purposes of analysis and is not a required part of the basic financial statements.

	Years Ended March 31,

	2003	2002	2001	2000	1999

	(In thousands, except earnings
	per $100 of average investment)
Earnings data (Note A):
Fleet owner income:
Credited to fleet owner gross rental income	$823	1,028	1,350	1,977	2,191
Credited to trailer accident fund (Notes D and E)	49	61	79	114	144

Total fleet owner income	872	1,089	1,429	2,091	2,335

Fleet owner operation expenses:
Charged to fleet owner (Note C)	422	532	719	999	873
Charged to trailer accident fund (Notes D and F)	9	15	18	23	27

Total fleet owner operation expenses	431	547	737	1,022	900

Fleet owner earnings before trailer accident fund credit, depreciation and income taxes	402	496	631	978	1,318
Trailer accident fund credit (Note D)	39	46	61	91	117

Net fleet owner earnings before depreciation and income taxes	$441	542	692	1,069	1,435

Investment data (Note A):
Amount at end of year	$1,389	1,663	2,046	2,654	3,272

Average amount during year	$1,526	1,855	2,350	3,574	3,574

Net fleet owner earnings before depreciation and income taxes per $100 of average investment (Note B) (unaudited)	$19.95	20.06	23.38	28.12	29.56

The accompanying notes are an integral part of this Summary of Earnings of Independent Trailer Fleets.

ADDITIONAL INFORMATION

NOTES TO SUMMARY OF EARNINGS OF INDEPENDENT TRAILER FLEETS

      (A) The accompanying Summary of Earnings of Independent Trailer Fleets includes the operations of trailers under the brand name of “U-Haul” owned by independent fleet owners. Earnings data represent the aggregate results of operations before depreciation and taxes. Investment data represent the cost of trailers and investments before accumulated depreciation.

      Fleet owner income is based on Independent Rental Dealer reports of rentals transacted through the day preceding the last Monday of each month and received by U-Haul International, Inc. by the end of the month and U-Haul Center reports of rentals transacted through the last day of each month. Payments to fleet owners for trailers lost or retired from rental service as a result of damage by accident have not been reflected in this summary because such payments do not relate to earnings before depreciation and income taxes but, rather, investment (depreciation).

      The investment data is based upon the cost of trailers to the fleet owners as reflected by sales records of the U-Haul manufacturing facilities.

      (B) The summary of earnings data stated in terms of amount per $100 of average investment represents the aggregate results of operations (earnings data) divided by the average amount of investment during the periods. The average amount of investment is based upon a simple average of the month-end investment during each period. Average earnings data is not necessarily representative of an individual fleet owner’s earnings.

      (C) A summary of operations expenses charged directly to independent fleet owners follows:

	Year Ended March 31,

	2003	2002	2001	2000	1999

		(In thousands)
Licenses	$52	86	124	150	159
Public liability insurance	53	65	87	126	134
Repairs and maintenance	317	381	508	723	580

	$422	532	719	999	873

      (D) The fleet owners and subsidiary U-Haul Rental Companies forego normal commissions on a portion of gross rental fees designated for transfer to the Trailer Accident Fund. Trailer accident repair expenses, otherwise chargeable to fleet owners, are paid from this Fund to the extent of the financial resources of the Fund. The amounts designated “Trailer Accident Fund credit” in the accompanying summary of earnings represents independent fleet owner commissions foregone, which exceed expenses borne by the Fund.

      (E) Commissions foregone for transfer to the Trailer Accident Fund follow:

	Fleet Owners

	Subsidiary
	U-Haul	Subsidiary
	Companies	Companies	Independent	Total

		(In thousands)
Year ended:
March 31, 2003	$6,845	3,637	49	10,531
March 31, 2002	6,385	3,377	61	9,823
March 31, 2001	6,073	3,191	79	9,343
March 31, 2000	6,061	3,150	114	9,325
March 31, 1999	6,081	3,131	144	9,356

ADDITIONAL INFORMATION

NOTES TO SUMMARY OF EARNINGS OF INDEPENDENT TRAILER FLEETS — (Continued)

      (F) A summary of independent fleet owner expenses borne by the Trailer Accident Fund follows:

	Fleet Owners					Total
						Trailer
	Subsidiary				Trailer	Accident
	U-Haul	Subsidiary		Sub	Accident	Repair
	Companies	Companies	Independent	Total	Retirements	Expenses

	(In thousands)
Year ended:
March 31, 2003	$1,095	582	8	1,685	394	2,079
March 31, 2002	1,225	647	12	1,884	455	2,339
March 31, 2001	1,067	561	18	1,646	498	2,144
March 31, 2000	1,233	641	23	1,897	354	2,251
March 31, 1999	1,148	591	27	1,766	342	2,108

      (G) Certain reclassifications have been made to the Summary of Earnings of Independent Trailer Fleets for the fiscal years ended 1999 to conform to the current year’s presentation.

SCHEDULE I

CONDENSED FINANCIAL INFORMATION OF AMERCO

BALANCE SHEETS

	March 31,

	2003	2002

	(In thousands)
ASSETS
Cash	$18,524	71
Investment in subsidiaries	995,818	956,737
Due from unconsolidated subsidiaries	451,424	792,327
Other assets	155,691	27,416

Total assets	$1,621,457	1,776,551

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Notes and loans payable	$861,158	1,030,805
Other liabilities	262,805	191,275

Stockholders’ equity:
Preferred stock	—	—
Common stock	10,563	10,563
Additional paid-in capital	399,249	399,758
Accumulated other comprehensive income	(55,765)	(40,580)
Retained earnings/ (loss):
Beginning of year	601,481	663,810
Net earnings/ (loss)	(26,912)	(49,366)
Dividends accrued/ paid	(12,963)	(12,963)

	561,606	601,481
Less:
Cost of common shares in treasury	(418,179)	(416,771)
Unearned employee stock ownership plan shares	20	20

Total stockholders’ equity	497,494	554,471

Total Liabilities and stockholders’ equity	$1,621,457	1,776,551

The accompanying notes are an integral part of these consolidated financial statements.

CONDENSED FINANCIAL INFORMATION OF AMERCO

STATEMENTS OF OPERATIONS

	Years Ended March 31,

		2002	2001
	2003	(Restated)	(Restated)

	(In thousands, except share and per share data)
Revenues
Net interest income from subsidiaries	$1,195	873	961
Expenses
Interest expense	69,213	30,773	25,522
Other expenses	44,444	9,363	7,924

Total expenses	113,657	40,136	33,446

Operating loss	(112,462)	(39,263)	(32,485)
Equity in earnings of unconsolidated subsidiaries	44,254	(24,520)	(23,052)
Income tax (expense)/benefit	41,296	14,417	11,929

Net earnings/(loss)	$(26,912)	(49,366)	(43,608)
Less: preferred stock dividend	(12,963)	(12,963)	(12,963)

Earnings/(Loss) available to common shareholders	(39,875)	(62,329)	(56,571)

Earnings/(Loss) per common share (both basic and diluted):	$(1.92)	(2.96)	(2.63)

Weighted average common shares outstanding	20,743,072	21,022,712	21,486,370

The accompanying notes are an integral part of these consolidated financial statements.

CONDENSED FINANCIAL INFORMATION OF AMERCO

STATEMENTS OF CASH FLOWS

	Years Ended March 31,

	2003	2002 (Restated)	2001 (Restated)

	(In thousands)
Cash flows from operating activities:
Net earnings/ (loss)	$(26,912)	(49,366)	(43,608)
Amortization, net	1,752	2,046	1,364
Gain/ (loss) on sale	—	(559)	—
Equity in earnings of subsidiaries	—	—	—
(Increase) decrease in amounts due from unconsolidated subsidiaries	—	—	—
Net change in operating assets and liabilities	225,676	196,468	46,084

Net cash provided by operating activities	200,516	148,589	3,840

Cash flows from investing activities:
Purchases of property, plant and equipment	(64)	(12)	(16)
Proceeds from sale of property, plant and equipment	–	695	–

Net cash used by investing activities	(64)	683	(16)

Cash flows from financing activities:
Net change in short term borrowings	5,000	(24,070)	156,070
Proceeds from notes	257,007	—	—
Leveraged Employee Stock Ownership Plan-repayments from loan	—	—	137
Principal payments on notes	(433,788)	(101,738)	(137,010)
Debt issuance costs	(2,330)	(390)	(435)
Repurchase of preferred stock	—	—	—
Preferred stock dividends paid	(6,480)	(12,963)	(12,963)
Treasury stock purchase, net	(1,408)	(10,154)	(9,617)
Extraordinary loss on early extinguishment of debt, net	—	—	—

Net cash used by financing activities	(181,999)	(149,315)	(3,818)

Increase (decrease) in cash and cash equivalents	18,453	(43)	6
Cash and cash equivalents at beginning of year	71	114	108

Cash and cash equivalents at end of year	$18,524	71	114

      Income taxes paid in cash amounted to $11.4 million, $5.9 million and $5.4 million for 2003, 2002 and 2001, respectively. Interest paid in cash amounted to $76.6 million, $77.9 million and $92.6 million for 2003, 2002 and 2001, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

CONDENSED FINANCIAL INFORMATION OF AMERCO

NOTES TO CONDENSED FINANCIAL INFORMATION

March 31, 2003, 2002, and 2001

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

      AMERCO is included in a consolidated Federal income tax return with all of its U.S. subsidiaries. Accordingly, the provision for income taxes has been calculated for Federal income taxes of AMERCO and subsidiaries included in the consolidated return of the Registrant. State taxes for all subsidiaries are allocated to the respective subsidiaries.

      The financial statements include only the accounts of the Registrant (a Nevada Corporation), which include certain of the corporate operations of AMERCO (excluding SAC Holdings). The interest in AMERCO’s majority owned subsidiaries is accounted for on the equity method. The debt and related interest expense of AMERCO have been allocated to the consolidated subsidiaries. The intercompany interest income and expenses are eliminated in the consolidated financial statements.

2.	Guarantees

      AMERCO has guaranteed performance of certain long-term leases and other obligations. See Note 15 of Notes to Consolidated Financial Statements.

3.	Notes and Loans Payable

      Notes and loans payable consist of the following:

	March 31,

	2003	2002

	(In thousands)
Medium-term notes payable, unsecured, 7.23% to 8.08% interest rates, due through 2027.	$109,500	109,500
Notes payable under Bond Backed Asset Trust, unsecured, 7.14% interest rates, due through 2002.	100,000	100,000
Notes payable to banks under commercial paper agreements, unsecured, 5.00% to 6.20% interest rates	—	—
Notes payable to public, unsecured, 7.85% interest rate, due through 2003.	175,000	175,000
Senior Note, unsecured, 7.20% interest rate, due through 2002.	—	150,000
Senior Note, unsecured, 8.80% interest rate, due through 2005.	200,000	200,000
Other notes payable, unsecured, 8.15% interest rate, due through 2017.	22,000	30
Notes payable to banks under revolving lines of credit, unsecured, 7.00% interest rate	205,000	283,000
Debt related to SWAP termination	5,582	775
Debt related to BBAT option termination	26,550	—
Other short-term promissory notes, 2.88% interest rate	17,526	12,500

	$861,158	1,030,805

      For additional information, see Note 6 of Notes to Consolidated Financial Statements.

SCHEDULE V

AMERCO AND CONSOLIDATED SUBSIDIARIES

SUPPLEMENTAL INFORMATION (FOR PROPERTY-CASUALTY INSURANCE UNDERWRITERS)
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

								Claim and Claim
			Reserves					Adjustment
			for Unpaid					Expenses Incurred
		Deferred	Claims and					Related to
		Policy	Claim	Discount			Net
Fiscal	Affiliation with	Acquisition	Adjustment	if any,	Unearned	Net Earned	Investment	Current	Prior	Fiscal
Year	Registrant	Costs	Expenses	Deducted	Premiums	Premiums(1)	Income(2)	Year	Year	Year

(In thousands)
2003	Consolidated	$13,206	399,448	N/A	62,346	149,209	27,931	112,284	16,396	2003
	property
	casualty entity
2002	Consolidated	$15,946	448,984	N/A	91,725	253,799	27,876	232,984	23,042	2002
	property
	casualty entity
2001	Consolidated	$21,374	382,651	N/A	107,880	216,915	30,372	162,265	41,285	2001
	property
	casualty entity

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Amortization	Paid
	of Deferred	Claims and
	Policy	Claim	Net
Fiscal	Acquisition	Adjustment	Premiums
Year	Costs	Expenses	Written(1)

	(In thousands)
2003	17,143	196,798	120,946

2002	22,067	236,866	227,378
2001	16,571	178,221	256,034

(1)	The earned and written premiums are reported net of intersegment transactions. Earned premiums eliminated in consolidation amount to $3.4 million, $8.2 million and $9.2 million for the years ended 2002, 2001 and 2000, respectively.

(2)	Net Investment Income excludes net realized gains (losses) on investments of ($5.6 million), ($7.2 million) and ($4.9 million) for the years ended 2002, 2001 and 2000, respectively.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERCO

By:	/s/ EDWARD J. SHOEN

Edward J. Shoen
Chairman of the Board and President

Dated: August 22, 2003

POWER OF ATTORNEY

      KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Edward J. Shoen his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Form 10-K Annual Report, and to file the same, with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act or things requisite and necessary to be done in and about the premises, as fully and to all intents and purposes as he might or could do in person hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ EDWARD J. SHOEN Edward J. Shoen	Chairman of the Board and President (Principal Executive Officer)	August 22, 2003

/s/ GARY B. HORTON Gary B. Horton	Treasurer (Principal Financial and Accounting Officer)	August 22, 2003

/s/ WILLIAM E. CARTY William E. Carty	Director	August 22, 2003

/s/ JAMES P. SHOEN James P. Shoen	Director	August 22, 2003

/s/ CHARLES J. BAYER Charles J. Bayer	Director	August 22, 2003

/s/ JOHN M. DODDS John M. Dodds	Director	August 22, 2003

/s/ JAMES J. GROGAN James J. Grogan	Director	August 22, 2003

/s/ JOHN P. BROGAN John P. Brogan	Director	August 22, 2003

/s/ M. FRANK LYONS M. Frank Lyons	Director	August 22, 2003

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U-HAUL INTERNATIONAL, INC.

By:	/s/EDWARD J. SHOEN

Edward J. Shoen
Chairman of the Board and President

Dated: August 22, 2003

POWER OF ATTORNEY

      KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Edward J. Shoen his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Form 10-K Annual Report, and to file the same, with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act or things requisite and necessary to be done in and about the premises, as fully and to all intents and purposes as he might or could do in person hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ EDWARD J. SHOEN Edward J. Shoen	Chairman of the Board and President (Principal Executive Officer)	August 22, 2003

/s/ GARY B. HORTON Gary B. Horton	Assistant Treasurer (Principal Financial and Accounting Officer)	August 22, 2003

/s/ WILLIAM E. CARTY William E. Carty	Director	August 22, 2003

/s/ JOHN M. DODDS John M. Dodds	Director	August 22, 2003

/s/ JOHN C. TAYLOR John C. Taylor	Director	August 22, 2003

CERTIFICATIONS

      I, Edward J. Shoen, certify that:

1. I have reviewed this annual report on Form 10-K of AMERCO and U-Haul International, Inc. (together, the “registrant”);

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ EDWARD J. SHOEN

Edward J. Shoen
Chairman of the Board
and U-Haul International, Inc.

Date: August 22, 2003

      I, Gary B. Horton, certify that:

1. I have reviewed this annual report on Form 10-K of AMERCO and U-Haul International, Inc. (together, the “registrant”);

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ GARY B. HORTON

Gary B. Horton
Treasurer of AMERCO and
Assistant Treasurer of U-Haul International, Inc.

Date: August 22, 2003

EXHIBIT INDEX

Exhibit
No.		Description

2.1		Order Confirming Plan(1)
2.2		Second Amended and Restated Debtor’s Plan of Reorganization Proposed by Edward J. Shoen(1)
3.1		Restated Articles of Incorporation of AMERCO(2)
3.2		Restated By-Laws of AMERCO(3)
3.3		Restated Articles of Incorporation of U-Haul International, Inc.
3.4		Bylaws of U-Haul International, Inc.
4.1		Debt Securities Indenture dated May 1, 1996(1)
4.2		First Supplemental Indenture, dated as of May 6, 1996(4)
4.3		Rights Agreement, dated as of August 7, 1998(13)
4.5		Second Supplemental Indenture, dated as of October 22, 1997(11)
4.6		Calculation Agency Agreement(11)
4.7		6.65%-AMERCO Series 1997 A Bond Backed Asset Trust Certificates (“BATs”) due October 15, 2000(11)
4.8		Indenture dated September 10, 1996(9)
4.9		First Supplemental Indenture dated September 10, 1996(9)
4.10		Senior Indenture dated April 1, 1999(14)
4.11		First Supplemental Indenture dated April 5, 1999(14)
4.12		Second Supplemental Indenture dated February 4, 2000(15)
10	.1*	AMERCO Employee Savings, Profit Sharing and Employee Stock Ownership Plan(5)
10	.1A*	First Amendment to the AMERCO Employee Savings, Profit Sharing and Employee Stock Ownership Plan(16)
10.2		U-Haul Dealership Contract(5)
10.3		Share Repurchase and Registration Rights Agreement with Paul F. Shoen(5)
10.5		ESOP Loan Credit Agreement(6)
10.6		ESOP Loan Agreement(6)
10.7		Trust Agreement for the AMERCO Employee Savings, Profit Sharing and Employee Stock Ownership Plan(6)
10.8		Amended Indemnification Agreement(6)
10.9		Indemnification Trust Agreement(6)
10.10		Promissory Note between SAC Holding Corporation and a subsidiary of AMERCO(12)
10	.10A	Addendum to Promissory Note between SAC Holding Corporation and a subsidiary of AMERCO(20)
10.11		Promissory Notes between Four SAC Self-Storage Corporation and a subsidiary of AMERCO(12)
10	.11A	Amendment and Addendum to Promissory Note between Four SAC Self-Storage Corporation and Nationwide Commercial Co.(20)
10.12		Management Agreement between Three SAC Self-Storage Corporation and a subsidiary of AMERCO(12)
10.13		Management Agreement between Four SAC Self-Storage Corporation and a subsidiary of AMERC(12)
10.14		Agreement, dated October 17, 1995, among AMERCO, Edward J. Shoen, James P. Shoen, Aubrey K. Johnson, John M. Dodds and William E. Carty(8)
10.15		Directors’ Release, dated October 17, 1995, executed by Edward J. Shoen, James P. Shoen, Aubrey K. Johnson, John M. Dodds and William E. Carty in favor of AMERCO(8)
10.16		AMERCO Release, dated October 17, 1995, executed by AMERCO in favor of Edward J. Shoen, James P. Shoen, Aubrey K. Johnson, John M. Dodds and William E. Carty(8)

Exhibit
No.		Description

10.21		Management Agreement between Five SAC Self-Storage Corporation and a subsidiary of AMERCO(10)
10.22		Management Agreement between Eight SAC Self-Storage Corporation and a subsidiary of AMERCO(10)
10.23		Management Agreement between Nine SAC Self-Storage Corporation and a subsidiary of AMERCO(10)
10.24		Management Agreement between Ten SAC Self-Storage Corporation and a subsidiary of AMERCO(10)
10.25		Management Agreement between Six-A SAC Self-Storage Corporation and a subsidiary of AMERCO(16)
10.26		Management Agreement between Six-B SAC Self-Storage Corporation and a subsidiary of AMERCO(16)
10.27		Management Agreement between Six-C SAC Self-Storage Corporation and a subsidiary of AMERCO(16)
10.28		Management Agreement between Eleven SAC Self-Storage Corporation and a subsidiary of AMERCO(16)
10.29		Management Agreement between Twelve SAC Self-Storage Corporation and a subsidiary of AMERCO(18)
10.30		Management Agreement between Thirteen SAC Self-Storage Corporation and a subsidiary of AMERCO(18)
10.31		Management Agreement between Fourteen SAC Self-Storage Corporation and a subsidiary of AMERCO(18)
10.32		Management Agreement between Fifteen SAC Self-Storage Corporation and a subsidiary of AMERCO(19)
10.33		Management Agreement between Sixteen SAC Self-Storage Corporation and a subsidiary of AMERCO(19)
10.34		Management Agreement between Seventeen SAC Self-Storage Corporation and a subsidiary of AMERCO(17)
10.35		Management Agreement between Eighteen SAC Self-Storage Corporation and U-Haul(20)
10.36		Management Agreement between Nineteen SAC Self-Storage Limited Partnership and U-Haul(20)
10.37		Management Agreement between Twenty SAC Self-Storage Corporation and U-Haul(20)
10.38		Management Agreement between Twenty-One SAC Self-Storage Corporation and U-Haul(20)
10.39		Management Agreement between Twenty-Two SAC Self-Storage Corporations and U-Haul(20)
10.40		Management Agreement between Twenty-Three SAC Self-Storage Corporation and U-Haul(20)
10.41		Management Agreement between Twenty-Four SAC Self-Storage Limited Partnership and U-Haul(20)
10.42		Management Agreement between Twenty-Five SAC Self-Storage Limited Partnership and U-Haul(20)
10.43		Management Agreement between Twenty-Six SAC Self-Storage Limited Partnership and U-Haul(20)
10.44		Management Agreement between Twenty-Seven SAC Self-Storage Limited Partnership and U-Haul(20)
10.45		3-Year Credit Agreement with certain lenders named therein(20)
10.46		Promissory Note between Four SAC Self-Storage Corporation and U-Haul International, Inc.(20)
10	.46A	Amendment and Addendum to Promissory Note between Four SAC Self-Storage Corporation and U-Haul International, Inc.(20)
10.47		Promissory Note between SAC Holding Corporation and Nationwide Commercial Co.(20)
10.48		Promissory Note between SAC Holding Corporation and Nationwide Commercial Co.(20)

Exhibit
No.		Description

10	.48A	Amendment and Addendum to Promissory Note between SAC Holding Corporation and Nationwide Commercial Co.(20)
10.49		Promissory Note between Five SAC Self-Storage Corporation and Nationwide Commercial Co.(20)
10.50		Promissory Note between Five SAC Self-Storage Corporation and Nationwide Commercial Co.(20)
10	.50A	Amendment and Addendum to Promissory Note between Five SAC Self-Storage Corporation and Nationwide Commercial Co.(20)
10.51		Promissory Note between Five SAC Self-Storage Corporation and U-Haul International, Inc.(20)
10.52		Promissory Note between SAC Holding Corporation and Oxford Life Insurance Company(20)
10	.52A	Amendment and Addendum to Promissory Note between SAC Holding Corporation and Oxford Life Insurance Company(20)
10.53		Promissory Note between SAC Holding Corporation and Nationwide Commercial Company(20)
10	.53A	Amendment and Addendum to Promissory Note between SAC Holding Corporation and Nationwide Commercial Co.(20)
10.54		Promissory Note between SAC Holding Corporation and U-Haul International, Inc.(20)
10	.54A	Amendment and Addendum to Promissory Note between SAC Holding Corporation and U-Haul International, Inc.(20)
10.55		Promissory Note between SAC Holding Corporation and U-Haul International, Inc.(20)
10	.55A	Amendment and Addendum to Promissory Note between SAC Holding Corporation and U-Haul International, Inc.(20)
10.56		Promissory Note between SAC Holding Corporation and U-Haul International, Inc.(20)
10	.56A	Amendment and Addendum to Promissory Note between SAC Holding Corporation and U-Haul International, Inc.(20)
10.57		Promissory Note between SAC Holding Corporation and Nationwide Commercial Co.(20)
10	.57A	Amendment and Addendum to Promissory Note between SAC Holding Corporation and Nationwide Commercial Co.(20)
10.58		Promissory Note between SAC Holding Corporation and Nationwide Commercial Co.(20)
10	.58A	Amendment and Addendum to Promissory Note between SAC Holding Corporation and Nationwide Commercial Co.(20)
10.59		Promissory Note between SAC Holding Corporation and Nationwide Commercial Co.(20)
10.60		Junior Promissory Note between SAC Holding Corporation and Nationwide Commercial Co.(20)
10.61		Promissory Note between SAC Holding Corporation and U-Haul International, Inc.(20)
10.62		Promissory Note between SAC Holding Corporation and U-Haul International, Inc.(20)
10.63		Promissory Note between SAC Financial Corporation and U-Haul International, Inc.(20)
10.64		1997 AMERCO Support Party Agreement
10.65		Private Mini Storage Realty, L.P. Non-Exoneration Agreement
10.66		2003 AMERCO Support Party Agreement for the benefit of GMAC Commercial Holding Capital Corp.
10.67		Engagement Letter with Alvarez & Marsal, Inc. dated May 22, 2003
10.68		Wells Fargo Foothill, Inc. Commitment Letter dated June 19, 2003
10.69		State of Arizona Department of Insurance Notice of Determination, Order for Supervision and Consent Thereto
21		Subsidiaries of AMERCO
23.1		Consent of Independent Certified Public Accountants
23.2		Report of Independent Certified Public Accountants
99.1		Certificate of Edward J. Shoen, Chairman of the Board and President of AMERCO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit
No.	Description

99.2	Certificate of Gary B. Horton, Treasurer of AMERCO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.3	Certificate of Edward J. Shoen, Chairman of the Board and President of U-Haul International, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.4	Certificate of Gary B. Horton, Assistant Treasurer of U-Haul International, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates compensatory plan arrangement

(1)	Incorporated by reference to AMERCO’s Registration Statement on Form S-3, Registration no. 333-1195.

(2)	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1992, file no. 1-11255.

(3)	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, file no. 1-11255.

(4)	Incorporated by reference to AMERCO’s Current Report on Form 8-K, dated May 6, 1996, file no. 1-11255.

(5)	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 1993, file no. 1-11255.

(6)	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 1990, file no. 1-11255.

(8)	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, file no. 1-11255.

(9)	Incorporated by reference to AMERCO’s Current Report on Form 8-K dated September 6, 1996, file no. 1-11255.

(10)	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 1999, file no. 1-11255.

(11)	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1997, file no. 1-11255.

(12)	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 1997, file no. 1-11255.

(13)	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, file no. 1-11255.

(14)	Incorporated by reference to AMERCO’s Current Report on Form 8-K dated April 5, 1999, file no. 1-11255.

(15)	Incorporated by reference to AMERCO’s Current Report on Form 8-K dated February 4, 2000, file no. 1-11255.

(16)	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 2000, file no. 1-11255.

(17)	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 2001, file no. 1-11255.

(18)	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, file no. 1-11255.

(19)	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000, file no. 1-11255.

(20)	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.