Form 10-K
period 2007-03-31
U HAUL INTERNATIONAL INC; AMERCO /NV/
filed 2007-06-07
CIK 4458, 4457

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended March 31, 2007
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from __________________ to __________________

Commission File Number	Registrant, State of Incorporation Address and Telephone Number	I.R.S. Employer Identification No.

1-11255	AMERCO	88-0106815
(A Nevada Corporation)
1325 Airmotive Way, Ste. 100
Reno, Nevada 89502-3239
Telephone (775) 688-6300

2-38498	U-Haul International, Inc.	86-0663060
(A Nevada Corporation)
2727 N. Central Avenue
Phoenix, Arizona 85004
Telephone (602) 263-6645

Securities registered pursuant to Section 12(b) of the Act:
Registrant	Title of Class	Name of Each Exchange on Which Registered
AMERCO	Series A 8 ½% Preferred Stock	New York Stock Exchange
AMERCO	Common	NASDAQ
U-Haul International, Inc.	None

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act. Yes ☐ No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer ☐   Accelerated filer ☑   Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of AMERCO common stock held by non-affiliates on September 30, 2006 was $453,787,990. The aggregate market value was computed using the closing price for the common stock trading on NASDAQ on such date. Shares held by executive officers, directors and persons owning directly or indirectly more than 5% of the outstanding common stock have been excluded from the preceding number because such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐

20,130,991 shares of AMERCO Common Stock, $0.25 par value were outstanding at June 1, 2007.

5,385 shares of U-Haul International, Inc. Common Stock, $0.01 par value, were outstanding at June 1, 2007. None of these shares were held by non-affiliates.

Documents incorporated by reference: Portions of AMERCO’s definitive Proxy Statement for the 2007 Annual Meeting of Stockholders, to be filed within 120 days after AMERCO’s year ended March 31, 2007, are incorporated by reference into Part III of this report.

TABLE OF CONTENTS

		Page No.
	PART I

Item 1.	Business	2 - 7
Item 1A.	Risk Factors	7 - 10
Item 1B.	Unresolved Staff Comments	10
Item 2.	Properties	10
Item 3.	Legal Proceedings	11
Item 4.	Submission of Matters to a Vote of Security Holders	12

	PART II
Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Repurchases of Equity Securities	12 - 14
Item 6.	Selected Financial Data	15 - 16
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17 - 44
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	45
Item 8.	Financial Statements and Supplementary Data	45
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	45
Item 9A.	Controls and Procedures	46 - 47
Item 9B.	Other information	47

	PART III
Item 10.	Directors, Executive Officers and Corporate Governance	49
Item 11.	Executive Compensation	49
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	49
Item 13.	Certain Relationships and Related Transaction, and Director Independence	49
Item 14.	Principal Accounting Fees and Services	49

	PART IV
Item 15.	Exhibits and Financial Statement Schedules	50 -59

PART I

Item 1. Business

Company Overview

We are North America’s largest “do-it-yourself” moving and storage operator through our subsidiary U-Haul International, Inc. (“U-Haul”). U-Haul is synonymous with “do-it-yourself” moving and storage and is a leader in supplying products and services to help people move and store their household and commercial goods. Our primary service objective is to provide the best product and service to the most people at the lowest cost.

We rent our distinctive orange and white U-Haul trucks and trailers as well as offer self-storage rooms through a network of nearly 1,450 Company operated retail moving centers and approximately 14,500 independent U-Haul dealers. In addition, we have an independent storage facility network with over 2,900 active affiliates. We also sell U-Haul brand boxes, tape and other moving and self-storage products and services to “do-it-yourself” moving and storage customers at all of our distribution outlets and through our eMove web site.

U-Haul is the most convenient supplier of products and services meeting the needs of North America’s “do-it-yourself” moving and storage market. Our broad geographic coverage throughout the United States and Canada and our extensive selection of U-Haul brand moving equipment rentals, self-storage rooms and related moving and storage products and services provide our customers with convenient “one-stop” shopping.

Through Republic Western Insurance Company (“RepWest”), our property and casualty insurance subsidiary, we manage the property, liability and related insurance claims processing for U-Haul. Oxford Life Insurance Company (“Oxford”), our life insurance subsidiary, sells Medicare supplement, life insurance, annuities and other related products to non U-Haul customers and also administers the self-insured employee health and dental plans for Arizona employees of the Company.

We were founded in 1945 under the name “U-Haul Trailer Rental Company.” Since 1945, we have rented trailers. Starting in 1959, we rented trucks on a one-way and in-town basis exclusively through independent U-Haul dealers. Since 1974, we have developed a network of U-Haul managed retail centers, through which we rent our trucks and trailers and sell moving and self-storage products and services to complement our independent dealer network.

Available Information

AMERCO and U-Haul are each incorporated in Nevada. U-Haul’s Internet address is www.uhaul.com. On AMERCO’s investor relations web site, www.amerco.com, we post the following filings as soon as practicable after they are electronically filed with or furnished to the United States Securities and Exchange Commission (“SEC”): our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, our proxy statement related to our annual meeting of stockholders, and any amendments to those reports or statements filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. All such filings on our web site are available free of charge. Additionally, you will find these materials on the SEC’s website at www.sec.gov.

Products and Rental Equipment

Our customers are primarily “do-it-yourself” household movers. U-Haul moving equipment is specifically designed, engineered and manufactured for the “do-it-yourself” household mover. These “do-it-yourself” movers include individuals and families moving their belongings from one home to another, college students moving their belongings, vacationers and sports enthusiasts needing extra space or having special towing needs, people trying to save on home furniture and home appliance delivery costs, and “do-it-yourself” home remodeling and gardening enthusiasts who need to transport materials.

As of March 31, 2007, our rental fleet consisted of approximately 100,000 trucks, 78,500 trailers and 31,100 towing devices. This equipment and our U-Haul brand of self-moving products and services are available through our network of managed retail moving centers and independent U-Haul dealers. Independent U-Haul dealers receive rental equipment from the Company, act as a rental agent and are paid a commission based on gross revenues generated from their U-Haul rentals.

Our rental truck chassis are manufactured by domestic and foreign truck manufacturers. These chassis are joined with the U-Haul designed and manufactured van boxes at U-Haul operated manufacturing and assembly facilities strategically located throughout the United States. U-Haul rental trucks feature our proprietary Lowest DeckSM, which provides our customers with extra ease of loading. The loading ramps on our trucks are the widest in the industry, which reduce the time needed to move belongings. Our Gentle Ride SuspensionSM helps our customers safely move delicate and prized possessions. Also, the engineers at our U-Haul Technical Center determined that the softest ride in our trucks was at the front of the van box. Consequently, they designed the part of the van box that hangs over the front cab of the truck to be the location for our customers to place their most fragile items during their move. We call this area Mom’s AtticSM.

Our distinctive orange trailers are also manufactured at these same U-Haul operated manufacturing and assembly facilities. These trailers are well suited to the low profile of many of today’s newly manufactured automobiles. Our engineering staff is committed to making our trailers easy to tow, aerodynamic and fuel efficient.

To provide our self-move customers with added value, our rental trucks and trailers are designed for fuel efficiency. To help make our rental equipment more trouble free, we perform extensive preventive maintenance and repairs.

We also provide customers with equipment to transport their vehicle. We provide three towing options, including: auto transport, in which all four wheels are off the ground, tow dolly, in which the front wheels of the towed vehicle are off the ground, and tow bar, where all four wheels are on the ground.

To help our customers load their boxes and larger household appliances and furniture, we offer several accessory rental items. Our utility dolly has a lightweight design and is easy to maneuver. Another rental accessory is our four wheel dolly, which provides a large, flat surface for moving dressers, wall units, pianos and other large household items. U-Haul appliance dollies provide the leverage needed to move refrigerators, freezers, washers and dryers easily and safely. These utility, furniture and appliance dollies, along with the low decks and the wide loading ramps on all U-Haul trucks and trailers, are designed for easy loading and unloading of our customers’ belongings.

The total package U-Haul offers the “do-it-yourself” household mover doesn’t end with trucks, trailers and accessory rental items. Our moving supplies include a wide array of affordably priced U-Haul brand boxes, tape and packing materials. We also provide specialty boxes for dishes, computers and sensitive electronic equipment, carton sealing tape, security locks, and packing supplies, like wrapping paper and cushioning foam. U-Haul brand boxes are specifically sized to make loading easier.

U-Haul is North America’s largest seller and installer of hitches and towing systems. In addition to towing U-Haul equipment these hitching and towing systems can tow jet skis, motorcycles, boats, campers and horse trailers. Our hitches, ball mounts, and balls undergo stringent testing requirements. Each year, more than one million customers visit our locations for expertise on complete towing systems, trailer rentals and the latest in towing accessories.

U-Haul has one of North America’s largest propane barbeque-refilling networks, with over 1,000 locations providing this convenient service. We employ trained, certified personnel to refill all propane cylinders, and our network of propane dispensing locations is the largest automobile alternative refueling network in North America.

Self-storage is a natural outgrowth of the self-moving industry. Conveniently located U-Haul self-storage rental facilities provide clean, dry and secure space for storage of household and commercial goods, with storage units ranging in size from 6 square feet to 845 square feet. We operate nearly 1,055 self-storage locations in North America, with more than 383,000 rentable rooms comprising approximately 33.7 million square feet of rentable storage space. Our self-storage centers feature a wide array of security measures, ranging from electronic property access control gates to individually alarmed storage units. At many centers, we offer climate controlled storage rooms to protect temperature sensitive goods such as video tapes, albums, photographs and precious wood furniture.

Additionally, we offer moving and storage protection packages such as Safemove and Safetow, protecting moving and towing customers with a damage waiver, cargo protection and medical and life coverage, and Safestor, protecting storage customers from loss on their goods in storage. For our customers who desire additional coverage over and above the standard Safemove protection, in fiscal 2007 we began offering our new Super Safemove product. This package provides the rental customer with a layer of primary liability protection.

Our eMove web site, www.eMove.com, is the largest network of customers and businesses in the self-moving and self-storage industry. The eMove network consists of channels where customers, businesses and service providers transact business. The eMove Moving Help marketplace connects “do-it-yourself” movers with independent service providers to assist movers pack, load, unload, clean, drive and other services. Thousands of independent service providers already participate in the eMove network.

Through the eMove Storage Affiliate Program, independent storage businesses can join the world’s largest storage reservation system. Self-storage customers making a reservation through eMove can access all of the U-Haul self-storage centers and all of our independent storage affiliate partners for even greater convenience to meet their self-storage needs.

Description of Operating Segments

AMERCO has four reportable segments. They are Moving and Storage (AMERCO, U-Haul and Real Estate), Property and Casualty Insurance, Life Insurance and SAC Holding II Corporation and its subsidiaries (“SAC Holding II”) (see Note 2 “Principles of Consolidation” to the “Notes to Consolidated Financial Statements”).

Financial information for each of our Operating Segments is included in the Notes to Consolidated Financial Statements as part of “Item 8: Financial Statements and Supplementary Data” of this report.

Moving and Storage Operating Segment

Our “do-it-yourself” moving business consists of U-Haul truck and trailer rentals and U-Haul moving supply and service sales. Our Moving and Storage Operating Segment consists of the rental of trucks, trailers, specialty rental items and self-storage spaces primarily to the household mover as well as sales of moving supplies, towing accessories and propane. Operations are conducted under the registered trade name U-Haul® throughout the United States and Canada.

Net revenue from our Moving and Storage operating segment were approximately 89.9%, 90.2% and 89.2% of consolidated net revenue in fiscal 2007, 2006 and 2005, respectively.

During fiscal 2007, the Company added over 22,500 new trucks and nearly 2,000 new trailers to our existing rental fleet. These additions were a combination of U-Haul manufactured vehicles and purchases. As new trucks were added to the fleet, the Company rotated out of the fleet older trucks. The total rental truck fleet size increased incrementally from last fiscal year. The continued expansion and replacement of our rental fleet will allow us to enter new markets and to achieve better utilization in existing markets.

Within our truck and trailer rental operation we are focused on expanding our independent dealer network to provide added convenience for our customers. U-Haul has approximately 14,500 dealers which are independent contractors, and are exclusive to U-Haul International, Inc. An independent dealer must maintain a singular fleet of U-Haul vehicles. U-Haul maximizes vehicle utilization by effective distribution of the truck and trailer fleets among the nearly 1,450 Company operated centers and approximately 14,500 independent dealers. Utilizing its sophisticated reservations management system, the Company’s centers and dealers electronically report their inventory in real-time, which facilitates matching equipment to customer demand. Approximately 55% of all U-Move rental revenue originates from the Company operated centers.

At our owned and operated retail centers we have implemented several customer service initiatives. These initiatives include improving management of our rental equipment to provide our retail centers with the right type of rental equipment, at the right time and at the most convenient location for our customers, effective marketing of our broad line of self-moving related products and services, maintaining longer hours of operation to provide more convenience to our customers, and increasing staff by attracting and retaining “moonlighters” (part-time U-Haul employees with full-time jobs elsewhere) during our peak hours of operation.

Effective marketing of our self-moving related products and services, such as boxes, pads and insurance, helps our customers have a better moving experience and helps them protect their belongings from potential damage during the moving process. We are committed to providing a complete line of products selected with the “do-it-yourself” moving and storage customer in mind.

Our self-storage business consists of U-Haul self-storage room rentals, self-storage related products and service sales and management of self-storage facilities not owned by the Company.

U-Haul is one of the largest North American operators of self-storage and has been a leader in the self-storage industry since 1974. U-Haul operates over 383,000 storage rooms, comprising approximately 33.7 million square feet of storage space with locations in 49 states and 10 Canadian provinces. U-Haul’s owned and managed self-storage facility locations range in size up to 171,500 square feet of storage space, with individual storage units in sizes ranging from 6 square feet to 845 square feet.

The primary market for storage rooms is the storage of household goods. We believe that our self-storage services provide a competitive advantage through such things as Maximum Security (“MAX”), an electronic system that monitors the storage facility 24 hours a day; climate control; individually alarmed rooms; extended hour access; and an internet-based customer reservation and account management system.

eMove is an online marketplace that connects consumers to over 3,900 independent sellers of Moving Help™ and over 2,900 Self-Storage Affiliates. Our network of customer-rated Affiliates provides pack and load help, cleaning help, self-storage and similar services, all over North America.

An individual or a company can connect to the eMove network by becoming an eMove Moving Help® Affiliate or an eMove Storage Affiliate™. Moving Helpers assist customers with packing, loading, cleaning and unloading their truck or storage unit. The Storage Affiliate program enables independent self-storage facilities to expand their reach by connecting into a centralized 1-800 and internet reservation system and for a fee, receive an array of services including web-based management software, Secured Online Affiliated Rentals (S.O.A.R®), co-branded rental trucks, savings on insurance, credit card processing and more.

With over 100,000 unedited reviews of independent Affiliates, the marketplace has facilitated thousands of Moving Help® and Self-Storage transactions all over North America. We believe that acting as an intermediary, with little added investment, serves the customer in a cost effective manner. Our goal is to further utilize our web-based technology platform to increase service to consumers and businesses in the moving and storage market.

Property and Casualty Insurance Operating Segment

RepWest provides loss adjusting and claims handling for U-Haul through regional offices across North America. Through the Company’s affiliation with RepWest, U-Haul offers its customers moving and storage contents insurance products, branded Safemove and Safestor, respectively. The Safemove policy provides moving customers with a damage waiver, cargo protection and medical and life coverage. Management believes that its Safemove product is highly competitive, as competing policies contain deductibles, higher premiums and more confusing layers of coverage. We continue to focus on increasing the penetration of these products. The business plan for RepWest includes offering property and casualty products for other U-Haul related programs.

Net revenue from our Property and Casualty Insurance operating segment were approximately 1.9%, 1.8% and 2.1% of consolidated net revenue in fiscal 2007, 2006 and 2005, respectively.

Life Insurance Operating Segment

Oxford originates and reinsures annuities, ordinary life and Medicare supplement insurance. Oxford also administers the self-insured employee health and dental plans for Arizona employees of the Company.

Net revenue from our Life Insurance operating segment was approximately 6.9%, 6.7% and 7.6% of consolidated net revenue in fiscal 2007, 2006 and 2005, respectively.

SAC Holding II Operating Segment

SAC Holding Corporation and its subsidiaries, and SAC Holding II Corporation and its subsidiaries, collectively referred to as “SAC Holdings”, own self-storage properties that are managed by U-Haul under property management agreements and act as independent U-Haul rental equipment dealers. AMERCO, through its subsidiaries, has contractual interests in certain of SAC Holdings’ properties entitling AMERCO to potential future income based on the financial performance of these properties. With respect to SAC Holding II, AMERCO is considered the primary beneficiary of these contractual interests. Consequently, we include the results of SAC Holding II in the consolidated financial statements of AMERCO, as required by FIN 46(R).

Net revenue from our SAC Holding II operating segment was approximately 1.3%, 1.3% and 1.1% of consolidated net revenue in fiscal 2007, 2006 and 2005, respectively.

Employees

As of March 31, 2007, we employed approximately 18,000 people throughout North America with approximately 98% of these employees working within our Moving and Storage operating segment.

Sales and Marketing

We promote U-Haul brand awareness through direct and co-marketing arrangements. Our direct marketing activities consist of yellow pages, print and web based advertising as well as trade events, movie cameos of our rental fleet and boxes, and industry and consumer communications. Our rental equipment is our best form of advertisement. We support our independent U-Haul dealers through advertising of U-Haul moving and self-storage rentals, products and services.

Our marketing plan includes maintaining our leadership position with U-Haul being synonymous with “do-it-yourself” moving and storage. We accomplish this by continually improving the ease of use and efficiency of our rental equipment, by providing added convenience to our retail centers through independent U-Haul dealers, and by expanding the capabilities of our eMove web site.

A significant driver of U-Haul’s rental transaction volume is our utilization of an online reservation and sales system, through www.uhaul.com, www.eMove.com and our 24-hour 1-800-GO-U-HAUL telephone reservations system. The Company’s 1-800-GO-U-HAUL telephone reservation line is prominently featured on nationwide yellow page advertising, its websites and on the outside of its vehicles, and is a major driver of customer lead sources. Nearly 30% of the reservations made for U-Move rentals were completed through the Company’s website.

Competition

Moving and Storage Operating Segment

The moving truck and trailer rental industry is large and highly competitive. There are two distinct users of rental trucks: commercial and “do-it-yourself” residential users. We focus primarily on the “do-it-yourself” residential user. Within this segment, we believe the principal competitive factors are convenience of rental locations, availability of quality rental moving equipment, breadth of essential products and services, and price. Our major competitors in the moving equipment rental market are AvisBudget Group and Penske Truck Leasing.

The self-storage market is large and highly fragmented. We believe the principal competitive factors in this industry are convenience of storage rental locations, cleanliness, security and price. Our primary competitors in the self-storage market are Public Storage Inc., Extra Space Storage, Inc., and Sovran Self-Storage Inc.

Insurance Operating Segments

The highly competitive insurance industry includes a large number of life insurance companies and property and casualty insurance companies. In addition, the marketplace includes financial services firms offering both insurance and financial products. Some of the insurance companies are owned by stockholders and others are owned by policyholders. Many competitors have been in business for a longer period of time or possess substantially greater financial resources and broader product portfolios than our insurance companies. We compete in the insurance business based upon price, product design, and services rendered to agents and policyholders.

Recent Developments

Preferred Stock Dividends

On May 4, 2007, the Board of Directors of AMERCO (the “Board”) declared a regular quarterly cash dividend of $0.53125 per share on the Company’s Series A 8½ % Preferred Stock. The dividend was paid on June 1, 2007 to holders of record on May 15, 2007.

Fleet Securitization Transaction

The Company has entered into a securitized financing, as of June 1, 2007, through an offer by certain new special-purpose entities of up to $217.0 million of Fixed Rate Series 2007-1-BT Notes and $86.6 million of Fixed Rate Series 2007-1-CP Notes in a private placement transaction exempt from registration under the Securities Act of 1933, as amended. The new special-purpose entities that will issue the notes will be indirect subsidiaries of AMERCO. These new special-purpose subsidiaries will use the net proceeds from the sale of the notes to, among other things, acquire box trucks, cargo vans and pickup trucks from the manufacturers as well as from other subsidiaries of AMERCO. The new special-purpose subsidiaries will generate income from truck and trailer rentals to be used to service and repay the notes. The notes will not be obligations of AMERCO or any of its subsidiaries other than the new special-purpose subsidiaries. These special-purpose subsidiaries will be consolidated into U-Haul’s financial statements.

RepWest was upgraded

On May 30, 2007, A.M. Best Co. upgraded the financial strength ratings of RepWest to B (Fair) and set the outlook as stable.

Cautionary Statement Regarding Forward-Looking Statements

This Annual Report on Form 10-K, contains “forward-looking statements” regarding future events and our future results. We may make additional written or oral forward-looking statements from time to time in filings with the SEC or otherwise. We believe such forward-looking statements are within the meaning of the safe-harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements may include, but are not limited to, projections of revenues, earnings or loss; estimates of capital expenditures, plans for future operations, products or services; financing needs and plans; our perceptions of our legal positions and anticipated outcomes of government investigations and pending litigation against us; liquidity; goals and strategies; plans for new business; growth rate assumptions, pricing, costs, and access to capital and leasing markets as well as assumptions relating to the foregoing. The words “believe”, “expect”, “anticipate”, “estimate”, “project” and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Factors that could significantly affect results include, without limitation, the risk factors enumerated at the end of this section, as well as the following: the Company’s ability to operate pursuant to the terms of its credit facilities; the Company’s ability to maintain contracts that are critical to its operations; the costs and availability of financing; the Company’s ability to execute its business plan; the Company’s ability to attract, motivate and retain key employees; general economic conditions; fluctuations in our costs to maintain and update our fleet and facilities; our ability to refinance our debt; changes in government regulations, particularly environmental regulations; our credit ratings; the availability of credit; changes in demand for our products; changes in the general domestic economy; the degree and nature of our competition; the resolution of pending litigation against the Company; changes in accounting standards and other factors described in this report or the other documents we file with the SEC. The above factors, the following disclosures, as well as other statements in this report and in the Notes to Consolidated Financial Statements, could contribute to or cause such risks or uncertainties, or could cause our stock price to fluctuate dramatically. Consequently, the forward-looking statements should not be regarded as representations or warranties by the Company that such matters will be realized. The Company assumes no obligation to update or revise any of the forward-looking statements, whether in response to new information, unforeseen events, changed circumstances or otherwise.

Item 1A. Risk Factors

The following discussion of risk factors should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), the consolidated financial statements and related notes. These risk factors may be important in understanding this Annual Report on Form 10-K or elsewhere.

We operate in a highly competitive industry.

The truck rental industry is highly competitive and includes a number of significant national, regional and local competitors. Competition is generally based on convenience of rental locations, availability of quality rental moving equipment, breadth of essential services and price. Financial results for the Company can be adversely impacted by aggressive pricing from our competitors. In our truck rental business, our primary competitors are AvisBudget Group and Penske Truck Leasing. Some of our competitors may have greater financial resources than we have. We can not assure you that we will be able to maintain existing rental prices or implement price increases. Moreover, if our competitors reduce prices and we are not able or willing to do so as well, we may lose rental volume, which would likely have a materially adverse affect on our results of operations.

The self-storage industry is large and highly fragmented. We believe the principle competitive factors in this industry are convenience of storage rental locations, cleanliness, security and price. Some of our primary competitors in the self-storage market are Public Storage, Inc., Extra Space Storage, Inc., and Sovran Self-Storage Inc. Competition in the market areas in which we operate is significant and affects the occupancy levels, rental sales and operating expenses of our facilities. Competition might cause us to experience a decrease in occupancy levels, limit our ability to raise rental sales and require us to offer discounted rates that would have a material affect on operating results.

Entry into the self-storage business through acquisition of existing facilities is possible for persons or institutions with the required initial capital. Development of new self-storage facilities is more difficult however, due to land use, environmental and other regulatory requirements. The self-storage industry has in the past experienced overbuilding in response to perceived increases in demand. We cannot assure you that we will be able to successfully compete in existing markets or expand into new markets.

We are controlled by asmall contingent of stockholders.

As of March 31, 2007, Edward J. Shoen, Chairman of the Board of Directors and President of AMERCO, James P. Shoen, a director of AMERCO, and Mark V. Shoen, an executive officer of AMERCO, collectively are the owners of 8,967,863 shares (approximately 43.6%) of the outstanding common shares of AMERCO. In addition, on June 30, 2006, Edward J. Shoen, James P. Shoen, Mark V. Shoen, Rosmarie T. Donovan (Trustee of the Shoen Irrevocable Trusts) and Southwest Fiduciary, Inc. (Trustee of the Irrevocable “C” Trusts) (collectively, the “Reporting Persons”) entered into a Stockholder Agreement in which the Reporting Persons agreed to vote as one block in a manner consistent with the Stockholder Agreement and in furtherance of their interests. As of March 1, 2007, Adagio Trust Company replaced Southwest Fiduciary, Inc. as the trustee of the Irrevocable “C” Trusts, and became a signatory to the Stockholder Agreement that was entered into by the other Reporting Persons on June 30, 2006. Pursuant to the Stockholder Agreement, the Reporting Persons appointed James P. Shoen as proxy to vote their collective 10,642,588 shares (approximately 51.8%) of the Company’s common stock as provided for in the agreement. For additional information, see the Schedule 13D’s filed on July 13, 2006 and on March 9, 2007 with the SEC. In addition, 1,897,670 shares (approximately 9.2%) of the outstanding common shares of AMERCO are held by our Employee Savings and Employee Stock Ownership Trust.

As a result of their stock ownership and the Stockholder Agreement, Edward J. Shoen, Mark V. Shoen and James P. Shoen will be in a position to significantly influence the business affairs and policies of the Company, including the approval of significant transactions, the election of the members of the Board of Directors and other matters submitted to our stockholders. There can be no assurance that the interests of the Reporting Persons will not conflict with the interest of our other stockholders. Furthermore, as a result of the Reporting Persons’ voting power, the Company is a “controlled company” as defined in the Nasdaq listing rules and, therefore, may avail itself of certain exemptions under Nasdaq Marketplace Rules, including rules that require the Company to have (i) a majority of independent directors on the Board; (ii) a compensation committee composed solely of independent directors; (iii) a nominating committee composed solely of independent directors; (iv) compensation of our executive officers determined by a majority of the independent directors or a compensation committee composed solely of independent directors; and (v) director nominees selected, or recommended for the Board’s selection, either by a majority of the independent directors or a nominating committee composed solely of independent directors. The Company currently exercises its right to an exemption from the Nasdaq rule requiring compensation of other executive officers, aside from the President, be determined by a majority of the independent directors or the compensation committee.

Our operations subject us to numerous environmental regulations and the possibility that environmental liability in the future could adversely affect our operations.

Compliance with environmental requirements of federal, state and local governments significantly affects our business. Among other things, these requirements regulate the discharge of materials into the water, air and land and govern the use and disposal of hazardous substances. Under environmental laws or common law principles, we can be held strictly liable for hazardous substances that are found on real property we have owned or operated. We are aware of issues regarding hazardous substances on some of our real estate and we have put in place a remedial plan at each site where we believe such a plan is necessary (see Note 17 “Contingencies” of the “Notes to Consolidated Financial Statements”). We regularly make capital and operating expenditures to stay in compliance with environmental laws. In particular, we have managed a testing and removal program since 1988 for our underground storage tanks. Despite these compliance efforts, risk of environmental liability is part of the nature of our business.

Environmental laws and regulations are complex, change frequently and could become more stringent in the future. We cannot assure you that future compliance with these regulations, future environmental liabilities, the cost of defending environmental claims, conducting any environmental remediation or generally resolving liabilities caused by us or related third parties will not have a material adverse effect on our business, financial condition or results of operations.

Our quarterly results of operations fluctuate due to seasonality and other factors associated with our industry.

Our business is seasonal and our results of operations and cash flows fluctuate significantly from quarter to quarter. Historically, revenues have been stronger in the first and second fiscal quarters due to the overall increase in moving activity during the spring and summer months. The fourth fiscal quarter is generally weakest, due to a greater potential for adverse weather conditions and other factors that are not necessarily seasonal. As a result, our operating results for a quarterly period are not necessarily indicative of operating results for an entire year.

We obtain our rental trucks from a limited number of manufacturers.

In the last ten years, we purchased most of our rental trucks from Ford Motor Company and General Motors Corporation. Although we believe that we could obtain alternative sources of supply for our rental trucks, termination of one or both of our relationships with these suppliers could have a material adverse effect on our business, financial condition or results of operations for an indefinite period of time or we may not be able to obtain rental trucks under similar terms, if at all.

A.M Best financial strength ratings are crucial to our life insurance business.

A.M. Best downgraded Oxford and its subsidiaries during AMERCO’s restructuring to C+. Upon AMERCO’s emergence from bankruptcy in March 2004, Oxford and its subsidiaries were upgraded to B-. The ratings were again upgraded in October 2004 to B, in October 2005 to B+, and in November 2006 Oxford and Christian Fidelity were upgraded to B++ with a stable outlook. Prior to AMERCO’s restructuring, Oxford was rated B++. Financial strength ratings are important external factors that can affect the success of Oxford’s business plans. Accordingly, if Oxford’s ratings, relative to its competitors, do not continue to improve, Oxford may not be able to retain and attract business as currently planned.

We bear certain risks related to our notes receivable from SAC Holdings.

At March 31, 2007, we held approximately $203.7 million of notes receivable from SAC Holdings, of which $75.1 million is with SAC Holding II and has been eliminated in our Consolidated Financial Statements. SAC Holdings is highly leveraged with significant indebtedness to others. We hold various junior unsecured notes of SAC Holdings. If SAC Holdings is unable to meet its obligations to its senior lenders, it could trigger a default of its obligations to us. In such an event of default, we could suffer a loss to the extent the value of the underlying collateral of SAC Holdings is inadequate to repay SAC Holding’s senior lenders and our junior unsecured notes. We cannot assure you that SAC Holdings will not default on its loans to its senior lenders or that the value of SAC Holdings assets upon liquidation would be sufficient to repay us in full.

We are highly leveraged.

As of March 31, 2007 we had total debt outstanding of $1,181.2 million. Although we believe that additional leverage can be supported by the Company’s operations, our existing debt could impact us in the following ways:

•	require us to allocate a considerable portion of cash flows from operations to debt service payments

•	limit our ability to obtain additional financing

•	place us at a disadvantage compared to our competitors who may have less debt

Our ability to make payments on our debt depends upon our ability to maintain and improve our operating performance and generate cash flow. To some extent, this is subject to prevailing economic and competitive conditions and to certain financial, business and other factors, some of which are beyond our control. If we are unable to generate sufficient cash flow from operations to service our debt and meet our other cash needs, we may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional capital or restructure or refinance our indebtedness. If we must sell our assets, it may negatively affect our ability to generate revenue. In addition, we may incur additional debt that would exacerbate the risks associated with our indebtedness.

We operate in a highly regulated industry and changes in existing regulations or violations of existing or future regulations could have a material adverse effect on our operations and profitability.

Our truck and trailer rental business is subject to regulation by various federal, state and foreign governmental entities. Specifically, the U.S. Department of Transportation and various state and federal agencies exercise broad powers over our motor carrier operations, safety, and the generation, handling, storage, treatment and disposal of waste materials. In addition, our storage business is also subject to federal, state and local laws and regulations relating to environmental protection and human health and safety. The failure to adhere to these laws and regulations may adversely affect our ability to sell or rent such property or to use the property as collateral for future borrowings. Compliance with changing regulations could substantially impair real property and equipment productivity and increase our costs.

Item 1B. Unresolved Staff Comments

There were no unresolved staff comments at March 31, 2007.

Item 2. Properties

The Company, through its legal subsidiaries, owns property, plant and equipment that are utilized in the manufacture, repair and rental of U-Haul equipment and storage space as well as providing office space for the Company. Such facilities exist throughout the United States and Canada. The Company also manages storage facilities owned by others. The Company operates nearly 1,450 U-Haul retail centers of which 498 are managed for other owners, and operates 13 manufacturing and assembly facilities. We also operate over 245 fixed site-repair facilities located throughout the United States and Canada.

SAC Holdings owns property, plant and equipment that are utilized in the sale of moving supplies, rental of self-storage rooms and U-Haul equipment. Such facilities exist throughout the United States and Canada. We manage the storage facilities under property management agreements whereby the management fees are consistent with management fees received by U-Haul for other properties owned by unrelated parties and previously managed by us.

Item 3. Legal Proceedings

Shoen

On September 24, 2002, Paul F. Shoen filed a derivative action in the Second Judicial District Court of the State of Nevada, Washoe County, captioned Paul F. Shoen vs. SAC Holding Corporation et al., CV02-05602, seeking damages and equitable relief on behalf of AMERCO from SAC Holdings and certain current and former members of the AMERCO Board of Directors, including Edward J. Shoen, Mark V. Shoen and James P. Shoen as defendants. AMERCO is named a nominal defendant for purposes of the derivative action. The complaint alleges breach of fiduciary duty, self-dealing, usurpation of corporate opportunities, wrongful interference with prospective economic advantage and unjust enrichment and seeks the unwinding of sales of self-storage properties by subsidiaries of AMERCO to SAC Holdings prior to the filing of the complaint. The complaint seeks a declaration that such transfers are void as well as unspecified damages. On October 28, 2002, AMERCO, the Shoen directors, the non-Shoen directors and SAC Holdings filed Motions to Dismiss the complaint. In addition, on October 28, 2002, Ron Belec filed a derivative action in the Second Judicial District Court of the State of Nevada, Washoe County, captioned Ron Belec vs. William E. Carty, et al., CV 02-06331 and on January 16, 2003, M.S. Management Company, Inc. filed a derivative action in the Second Judicial District Court of the State of Nevada, Washoe County, captioned M.S. Management Company, Inc. vs. William E. Carty, et al., CV 03-00386. Two additional derivative suits were also filed against these parties. These additional suits are substantially similar to the Paul F. Shoen derivative action. The five suits assert virtually identical claims. In fact, three of the five plaintiffs are parties who are working closely together and chose to file the same claims multiple times. These lawsuits alleged that the AMERCO Board lacked independence. In reaching its decision to dismiss these claims, the court determined that the AMERCO Board of Directors had the requisite level of independence required in order to have these claims resolved by the Board. The court consolidated all five complaints before dismissing them on May 28, 2003. Plaintiffs appealed and, on July 13, 2006, the Nevada Supreme Court reviewed and remanded the claim to the trial court for proceedings consistent with its ruling, allowing the plaintiffs to file an amended complaint and plead in addition to substantive claims, demand futility. On November 8, 2006, the nominal plaintiffs filed an Amended Complaint. On December 22, 2006, the defendants filed Motions to Dismiss. Briefing was concluded on February 21, 2007. On March 30, 2007, the Court heard oral argument on Defendants’ Motions to Dismiss and requested supplemental briefing. The supplemental briefs were filed on May 14, 2007.

Environmental

In the normal course of business, AMERCO is a defendant in a number of suits and claims. AMERCO is also a party to several administrative proceedings arising from state and local provisions that regulate the removal and/or cleanup of underground fuel storage tanks. It is the opinion of management, that none of these suits, claims or proceedings involving AMERCO, individually or in the aggregate, are expected to result in a material loss.

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

Based upon the information currently available to Real Estate, compliance with the environmental laws and its share of the costs of investigation and cleanup of known hazardous waste sites are not expected to have a material adverse effect on AMERCO’s financial position or operating results. Real Estate expects to spend approximately $7.6 million in total through 2011 to remediate these properties.

Other

The Company is named as a defendant in various other litigation and claims arising out of the normal course of business. In management’s opinion none of these other matters will have a material effect on the Company’s financial position and results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of the security holders of AMERCO or U-Haul during the fourth quarter of the fiscal year covered by this report, through the solicitation of proxies or otherwise.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of March 31, 2007 there were approximately 3,300 holders of record of the common stock. AMERCO’s common stock is listed on NASDAQ Global Select Market under the trading symbol “UHAL”. The number of shareholders is derived using internal stock ledgers and utilizing Mellon Investor Services Stockholder listings.

The following table sets forth the high and the low sales price of the common stock of AMERCO for the periods indicated:

	Year Ended March 31,
	2007		2006
	High	Low	High	Low
First quarter	$106.95	$79.71	$56.10	$42.75
Second quarter	$105.35	$66.22	$63.61	$52.80
Third quarter	$96.89	$71.81	$73.68	$54.60
Fourth quarter	$89.96	$59.83	$101.24	$65.45

The common stock of U-Haul is wholly-owned by AMERCO. As a result, no active trading market exists for the purchase and sale of such common stock.

Dividends

AMERCO does not have a formal dividend policy. The Board of Directors of AMERCO periodically considers the advisability of declaring and paying dividends in light of existing circumstances.

U-Haul has not declared cash dividends to AMERCO during the three most recent fiscal years. On January 1, 2006, U-Haul paid a non-cash dividend to AMERCO in the form of a reduction in an intercompany payable.

See Note 20 “Statutory Financial Information of Insurance Subsidiaries” of the “Notes to Consolidated Financial Statements” for a discussion of certain statutory restrictions on the ability of the insurance subsidiaries to pay dividends to AMERCO.

See Note 11 “Stockholders Equity” of the “Notes to Consolidated Financial Statements” for a discussion of AMERCO’s preferred stock.

Performance Graph

The following graph compares the cumulative total stockholder return on the Company’s Common Stock for the period March 31, 2002 through March 31, 2007 with the cumulative total return on the Dow Jones US Equity Market and the Dow Jones US Transportation Average. The comparison assumes that $100 was invested on March 31, 2002 in the Company’s Common Stock and in each of comparison indices. The graph reflects the closing price of the Common stock trading on NASDAQ on March 31, 2003, 2004, 2005, 2006, and 2007.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among AMERCO, The Dow Jones US Total Market Index
And The Dow Jones US Transportation Average Index

$600
$500
$400
$300
$200
$100
$0
3/02
3/03
3/04
3/05
3/06
3/07
AMERCO
Dow Jones US Total Market
Dow Jones US Transportation Average

* $100 invested on 3/31/02 in stock or index-including reinvestment of dividends.
Fiscal year ending March 31.

Issuer Purchases of Equity Securities

On September 13, 2006, the Company announced that its Board had authorized the Company to repurchase up to $50.0 million of its Common Stock. The stock may be repurchased by the Company from time to time on the open market between September 13, 2006 and October 31, 2007. On March 9, 2007, the Board authorized an increase in the Company’s common stock repurchase program to a total aggregate amount, net of brokerage commissions, of $115.0 million (which amount is inclusive of the $50.0 million common stock repurchase program approved by the Board in 2006). As with the original program, the Company may repurchase stock from time to time on the open market until October 31, 2007. The extent to which the Company repurchases its shares and the timing of such purchases will depend upon market conditions and other corporate considerations. The purchases will be funded from available working capital. During the fourth quarter of fiscal 2007, the Company repurchased 739,291 shares.

The repurchases made by the Company were as follows:

Period	Total # of Shares Repurchased	Average Price Paid per Share (1)	Total # of Shares Repurchased as Part of Publicly Announced Plan	Total $ of Shares Repurchased as Part of Publicly Announced Plan	Maximum $ of Shares That May Yet be Repurchased Under the Plan

January 1 - 31, 2007	-	-	-	-	$50,000,000
February 1 - 28, 2007	268,653	$68.37	268,653	$18,368,840	$31,631,160
March 1 - 31, 2007 (2)	470,638	$65.31	470,638	$30,737,262	$65,893,898
Fourth Quarter Total	739,291	$66.42	739,291	$49,106,102

(1) Represents weighted average purchase price for the periods represented.

(2) On March 9, 2007, the Board authorized an increase in the Company's common stock repurchase program to a total aggregate amount, net of brokerage commissions, of $115.0 million (which amount is inclusive of the $50.0 million common stock repurchase program approved by the Board in 2006).

Item 6. Selected Financial Data

The following selected financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements and related notes in this Annual Report on Form 10-K.

Listed below is selected financial data for AMERCO and consolidated entities for each of the last five years ended March 31:

	Year Ended March 31,
	2007	2006	2005	2004	2003
	(In thousands, except share and per share data)
Summary of Operations:
Self-moving equipment rentals	$1,476,579	$1,503,569	$1,437,895	$1,381,208	$1,293,732
Self-storage revenues	126,424	119,742	114,155	247,640	238,938
Self-moving and self-storage products and service sales	224,722	223,721	206,098	232,965	223,677
Property management fees	21,154	21,195	11,839	259	89
Life insurance premiums	120,399	118,833	126,236	145,082	158,719
Property and casualty insurance premiums	24,335	26,001	24,987	92,036	149,206
Net investment and interest income	61,093	53,094	56,739	38,281	40,731
Other revenue	30,891	40,471	30,172	38,523	36,252
Total revenues	2,085,597	2,106,626	2,008,121	2,175,994	2,141,344

Operating expenses	1,080,897	1,080,990	1,122,197	1,179,996	1,182,222
Commission expenses	177,008	180,101	172,307	147,010	138,652
Cost of sales	117,648	113,135	105,309	111,906	115,115
Benefits and losses	118,725	117,160	140,343	217,447	248,349
Amortization of deferred policy acquisition costs	17,138	24,261	28,512	39,083	37,681
Lease expense	149,044	142,781	151,354	160,727	166,101
Depreciation, net of (gains) losses on disposal	189,589	142,817	121,103	148,813	137,446
Restructuring expense	-	-	-	44,097	6,568
Total costs and expenses	1,850,049	1,801,245	1,841,125	2,049,079	2,032,134

Earnings from operations	235,548	305,381	166,996	126,915	109,210
Interest expense	(82,756)	(69,481)	(73,205)	(121,690)	(148,131)
Fees and amortization on early extinguishment of debt (b)	(6,969)	(35,627)	-	-	-
Litigation settlement, net of costs, fees and expenses	-	-	51,341	-	-
Pretax earnings (loss)	145,823	200,273	145,132	5,225	(38,921)
Income tax benefit (expense)	(55,270)	(79,119)	(55,708)	(8,077)	13,935
Net earnings (loss)	90,553	121,154	89,424	(2,852)	(24,986)
Less: Preferred stock dividends	(12,963)	(12,963)	(12,963)	(12,963)	(12,963)
Earnings (loss) available to common shareholders	$77,590	$108,191	$76,461	$(15,815)	$(37,949)
Net earnings (loss) per common share basic and diluted	$3.72	$5.19	$3.68	$(0.76)	$(1.82)
Weighted average common shares outstanding: Basic and diluted	20,838,570	20,857,108	20,804,773	20,749,998	20,824,618
Cash dividends declared and accrued
Preferred stock	$12,963	$12,963	$12,963	$12,963	$12,963
Balance Sheet Data:
Property, plant and equipment, net	1,897,071	1,535,165	1,354,468	1,451,805	1,946,317
Total assets	3,523,048	3,367,218	3,116,173	3,394,748	3,832,372
Capital leases	-	-	-	99,607	137,031
AMERCO's notes and loans payable	1,181,165	965,634	780,008	862,703	940,063
SAC Holdings II notes and loans payable, non-recourse to AMERCO (a)	74,887	76,232	77,474	78,637	466,781
Stockholders' equity	718,098	695,604	572,839	503,846	327,448

(a) The amount for fiscal 2003 includes SAC Holding and SAC Holding II.
(b) Includes the write-off of debt issuance costs of $7.0 million in fiscal 2007 and $14.4 million in fiscal 2006.

Listed below is selected financial data for U-Haul International, Inc. for each of the last five years ended March 31:

	Year Ended March 31,
	2007	2006	2005	2004	2003
	(In thousands)
Summary of Operations:
Self-moving equipment rentals	$1,476,579	$1,503,569	$1,437,895	$1,380,991	$1,293,686
Self-storage revenues	104,725	99,060	94,431	118,335	109,985
Self-moving and self-storage products and service sales	208,677	207,119	191,078	182,327	174,853
Property management fees	23,951	23,988	14,434	12,974	12,431
Net investment and interest income	29,294	24,894	22,030	21,504	29,358
Other revenue	31,403	39,303	27,489	35,580	18,378
Total revenues	1,874,629	1,897,933	1,787,357	1,751,711	1,638,691

Operating expenses	1,085,619	1,085,602	1,100,737	1,062,695	1,029,774
Commission expenses	186,233	189,599	181,315	176,165	166,334
Cost of sales	110,163	105,872	98,877	87,430	93,735
Lease expense	149,649	143,344	151,937	159,869	165,020
Depreciation, net of (gains) losses on disposal	180,560	131,803	114,038	125,093	112,815
Total costs and expenses	1,712,224	1,656,220	1,646,904	1,611,252	1,567,678

Earnings from operations	162,405	241,713	140,453	140,459	71,013
Interest income (expense)	(114,051)	(14,383)	15,687	8,560	(9,991)
Fees and amortization on early extinguishment of debt	(302)	-	-	-	-
Pretax earnings	48,052	227,330	156,140	149,019	61,022
Income tax expense	(17,948)	(87,910)	(59,160)	(52,992)	(21,211)
Net earnings	$30,104	$139,420	$96,980	$96,027	$39,811
Balance Sheet Data:
Property, plant and equipment, net	$1,231,932	$913,871	$796,361	$875,729	$736,499
Total assets	1,729,904	1,505,813	1,516,286	1,452,361	1,235,497
Capital leases	-	-	-	99,607	14,793
Notes and loans payable	406,458	212,133	-	-	-
Stockholders' equity (deficit) (a)	(336,705)	(354,481)	701,198	601,514	499,380

(a) Fiscal 2006 includes a non-cash dividend to AMERCO in the amount of $1,200,000,000.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations with the overall strategy of AMERCO, followed by a description of our operating segments and the strategy of our operating segments to give the reader an overview of the goals of our business and the direction in which our businesses and products are moving. This is followed by a section entitled the “Critical Accounting Policies and Estimates” that we believe is important to understanding the assumptions and judgments incorporated in our reported financial results. In the next section, we discuss our results of operations for fiscal 2007 compared with fiscal 2006, and for fiscal 2006 compared with fiscal 2005 beginning with an overview. We then provide an analysis of changes in our balance sheet and cash flows, and discuss our financial commitments in the sections entitled “Liquidity and Capital Resources” and “Disclosures about Contractual Obligations and Commercial Commitments.” We conclude this MD&A by discussing our outlook for fiscal 2008.

This MD&A should be read in conjunction with the other sections of this Annual Report on Form 10-K, including “Item 1: Business”, “Item 6: Selected Financial Data” and “Item 8: Financial Statements and Supplementary Data.” The various sections of this MD&A contain a number of forward-looking statements, as discussed under the caption “Cautionary Statements Regarding Forward-Looking Statements”, all of which are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing and particularly under the section “Item 1A: Risk Factors”. Our actual results may differ materially from these forward-looking statements.

AMERCO has a fiscal year that ends on the 31st of March for each year that is referenced. Our insurance company subsidiaries have fiscal years that end on the 31st of December for each year that is referenced. They have been consolidated on that basis. Our insurance companies’ financial reporting processes conform to calendar year reporting as required by state insurance departments. Management believes that consolidating their calendar year into our fiscal year financial statements does not materially affect the financial position or results of operations. The Company discloses any material events occurring during the intervening period. Consequently, all references to our insurance subsidiaries’ years 2006, 2005 and 2004 correspond to fiscal 2007, 2006 and 2005 for AMERCO. The operating results and financial position of AMERCO’s consolidated insurance operations are determined as of December 31st of each year.

Overall Strategy

Our overall strategy is to maintain our leadership position in the North American “do-it-yourself” moving and storage industry. We accomplish this by providing a seamless and integrated supply chain to the “do-it-yourself” moving and storage market. As part of executing this strategy, we leverage the brand recognition of U-Haul with our full line of moving and self-storage related products and services and the convenience of our broad geographic presence.

Our primary focus is to provide our customers with a wide selection of moving rental equipment, convenient self-storage rental facilities and related moving and self-storage products and services. We are able to expand our distribution and improve customer service by increasing the amount of moving equipment and storage rooms available for rent, expanding the number of independent dealers in our network and expanding and taking advantage of our growing eMove capabilities.

RepWest is focused on providing and administering property and casualty insurance to U-Haul, its customers, its independent dealers and affiliates.

Oxford is focused on long-term capital growth through direct writing and reinsuring of annuity, life and Medicare supplement products primarily in the senior marketplace. Oxford is pursuing increased direct writing through acquisitions of insurance companies, expanded distribution channels and product development. In 2005, Oxford determined that it would no longer pursue growth in the credit life and disability market. We believe this will enable Oxford to focus more on its core senior population demographic.

Description of Operating Segments

AMERCO has four reportable segments. They are Moving and Storage (AMERCO, U-Haul and Real Estate), Property and Casualty Insurance, Life Insurance and SAC Holding II (see Note 1 “Basis of Presentation”, Note 21 “Financial Information by Geographic Area” and Note 21A “Consolidating Financial Information by Industry Segment” to the “Notes to Consolidated Financial Statements” included in this Form 10-K.)

Moving and Storage Operating Segment

Our Moving and Storage Operating Segment consists of the rental of trucks, trailers, specialty rental items and self-storage spaces primarily to the household mover as well as sales of moving supplies, towing accessories and propane. Operations are conducted under the registered trade name U-Haul® throughout the United States and Canada.

With respect to our truck, trailer, specialty rental items and self-storage rental business, we are focused on expanding our dealer network, which provides added convenience for our customers and expanding the selection and availability of rental equipment to satisfy the needs of our customers.

U-Haul brand self-moving related products and services, such as boxes, pads and tape allow our customers to, among other things, protect their belongings from potential damage during the moving process. We are committed to providing a complete line of products selected with the “do-it-yourself” moving and storage customer in mind.

AMERCO is committed to be being a responsible corporate citizen and is furthering its program to Reduce, Replenish and Sustain. Our truck and trailer rental business is the means by which our customers can reduce their environmental footprint through the sharing of equipment with other like-minded consumers. Additionally, the Company is launching new programs to advance our Sustainability initiative including U-Car Share, partnerships for the planting of trees, and our Box Exchange program.

eMove is an online marketplace that connects consumers to over 3,900 independent Moving Help™ and over 2,900 independent Self - Storage Affiliates. Our network of customer-rated affiliates provides pack and load help, cleaning help, self-storage and similar services, all over North America.

An individual or a company can connect to the eMove network by becoming an eMove Moving Help® Affiliate or an eMove Storage Affiliate™. Moving Helpers assist customers with packing, loading, cleaning and unloading their truck or storage unit. The Storage Affiliate program enables independent self-storage facilities to expand their reach by connecting into a centralized 1-800 and internet reservation system, and for a fee, receive an array of services including web-based management software, Secured Online Affiliated Rentals (S.O.A.R®), co-branded rental trucks, savings on insurance, credit card processing and more.

With over 100,000 unedited reviews of independent Affiliates, the marketplace has facilitated thousand of Moving Help® and Self-Storage transactions all over North America. We believe that acting as an intermediary, with little added investment, serves the customer in a cost effective manner. Our goal is to further utilize our web-based technology platform to increase service to consumers and businesses in the moving and storage market.

Property and Casualty Insurance Operating Segment

RepWest provides loss adjusting and claims handling for U-Haul through regional offices across North America. RepWest also underwrites components of the Safemove, Safetow and Safestor protection packages to U-Haul customers. We continue to focus on increasing the penetration of these products. The business plan for RepWest includes offering property and casualty products in other U-Haul related programs.

Life Insurance Operating Segment

Oxford provides life and health insurance products primarily to the senior market through the direct writing or reinsuring of annuities, life insurance, and Medicare supplement policies. Additionally, Oxford administers the self-insured employee health and dental plans for Arizona employees of the Company.

SAC Holding II Operating Segment

SAC Holding Corporation and its subsidiaries, and SAC Holding II Corporation and its subsidiaries, collectively referred to as “SAC Holdings”, own self-storage properties that are managed by U-Haul under property management agreements and act as independent U-Haul rental equipment dealers. AMERCO, through its subsidiaries, has contractual interests in certain SAC Holdings’ properties entitling AMERCO to potential future income based on the financial performance of these properties. With respect to SAC Holding II, AMERCO is considered the primary beneficiary of these contractual interests. Consequently, we include the results of SAC Holding II in the consolidated financial statements of AMERCO, as required by FIN 46(R).

Critical Accounting Policies and Estimates

The Company’s financial statements have been prepared in accordance with the accounting principles generally accepted in the United States. The methods, estimates and judgments we use in applying our accounting policies can have a significant impact on the results we report in our financial statements. Note 3 “Accounting Policies” to the “Notes to Consolidated Financial Statements” in “Item 8: Financial Statements and Supplementary Data” of this Form 10-K summarizes the significant accounting policies and methods used in the preparation of our consolidated financial statements and related disclosures. Certain accounting policies require us to make difficult and subjective judgments and assumptions, often as a result of the need to make estimates of matters that are inherently uncertain.

Below we have set forth, with a detailed description, the accounting policies that we deem most critical to us and that require management’s most difficult and subjective judgments. These estimates are based on historical experience, observance of trends in particular areas, information and valuations available from outside sources and on various other assumptions that are believed to be reasonable under the circumstances and which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual amounts may differ from these estimates under different assumptions and conditions; such differences may be material.

We also have other policies that we consider key accounting policies, such as revenue recognition; however, these policies do not meet the definition of critical accounting estimates, because they do not generally require us to make estimates or judgments that are difficult or subjective. The accounting policies that we deem most critical to us, and involve the most difficult, subjective or complex judgments include the following:

Principles of Consolidation

The Company applies FIN 46(R), “Consolidation of Variable Interest Entities” and ARB 51 in its principles of consolidation. FIN 46(R) addresses arrangements where a company does not hold a majority of the voting or similar interests of a variable interest entity (VIE). A company is required to consolidate a VIE if it is determined it is the primary beneficiary. ARB 51 addresses the policy when a company owns a majority of the voting or similar rights and exercises effective control.

As promulgated by FIN 46(R), a VIE is not self-supportive due to having one or both of the following conditions: a) it has an insufficient amount of equity for it to finance its activities without receiving additional subordinated financial support or b) its owners do not hold the typical risks and rights of equity owners. This determination is made upon the creation of a variable interest and can be re-assessed should certain changes in the operations of a VIE, or its relationship with the primary beneficiary trigger a reconsideration under the provisions of FIN 46(R). After a triggering event occurs the most recent facts and circumstances are utilized in determining whether or not a company is a variable interest entity, which other company(s) have a variable interest in the entity, and whether or not the company’s interest is such that it is the primary beneficiary.

The consolidated financial statements for fiscal 2007, 2006 and 2005 include the accounts of AMERCO, its wholly-owned subsidiaries and SAC Holding II.

In fiscal 2003 and fiscal 2002, SAC Holding Corporation and SAC Holding II (together, “SAC Holdings”) were considered special purpose entities and were consolidated based on the provisions of Emerging Issues Task Force (EITF) Issue No. 90-15. In fiscal 2004, the Company applied FIN 46(R) to its interests in SAC Holdings. Initially, the Company concluded that SAC Holdings were variable interest entities (VIE’s) and that the Company was the primary beneficiary. Accordingly, the Company continued to include SAC Holdings in its consolidated financial statements.

In February 2004, SAC Holding Corporation restructured the indebtedness of three subsidiaries and then distributed its interest in those subsidiaries to its sole shareholder. This triggered a requirement to reassess AMERCO’s involvement with those subsidiaries, which led to the conclusion that based on current contractual and ownership interests between AMERCO and this entity, AMERCO ceased to have a variable interest in those three subsidiaries at that date.

Separately, in March 2004, SAC Holding Corporation restructured its indebtedness, triggering a similar reassessment of SAC Holding Corporation that led to the conclusion that SAC Holding Corporation was not a VIE and that AMERCO ceased to be the primary beneficiary of SAC Holding Corporation and its remaining subsidiaries. This conclusion was based on SAC Holding Corporation’s ability to fund its own operations and execute its business plan without any future subordinated financial support.

Accordingly, at the dates AMERCO ceased to have a variable interest and ceased to be the primary beneficiary of SAC Holding Corporation and its current or former subsidiaries, it deconsolidated those entities. The deconsolidation was accounted for as a distribution of SAC Holding Corporations interests to the sole shareholder of the SAC entities. Because of AMERCO’s continuing involvement with SAC Holding Corporation and its current and former subsidiaries, the distributions do not qualify as discontinued operations as defined by SFAS No. 144.

It is possible that SAC Holding Corporation could take actions that would require us to re-determine whether SAC Holding Corporation has become a VIE or whether we have become the primary beneficiary of SAC Holding Corporation. Should this occur, we could be required to consolidate some or all of SAC Holding Corporation with our financial statements.

Similarly, SAC Holding II could take actions that would require us to re-determine whether it is a VIE or whether we continue to be the primary beneficiary of our variable interest in SAC Holding II. Should we cease to be the primary beneficiary, we would be required to deconsolidate some or all of our variable interest in SAC Holding II from our financial statements.

Recoverability of Property, Plant and Equipment

Property, plant and equipment are stated at cost. Interest expense incurred during the initial construction of buildings and rental equipment is considered part of cost. Depreciation is computed for financial reporting purposes using the straight-line or an accelerated method based on a declining balance formula over the following estimated useful lives: rental equipment 2-20 years and buildings and non-rental equipment 3-55 years. The Company follows the deferral method of accounting based in the AICPA’s Airline Guide for major overhauls in which engine overhauls are capitalized and amortized over five years and transmission overhauls are capitalized and amortized over three years. Routine maintenance costs are charged to operating expense as they are incurred. Gains and losses on dispositions of property, plant and equipment are netted against depreciation expense when realized. Equipment depreciation is recognized in amounts expected to result in the recovery of estimated residual values upon disposal, i.e., no gains or losses. In determining the depreciation rate, historical disposal experience, holding periods and trends in the market for vehicles are reviewed.

We regularly perform reviews to determine whether facts and circumstances exist which indicate that the carrying amount of assets, including estimates of residual value, may not be recoverable or that the useful life of assets is shorter or longer than originally estimated. Reductions in residual values (i.e., the price at which we ultimately expect to dispose of revenue earning equipment) or useful lives will result in an increase in depreciation expense over the life of the equipment. Reviews are performed based on vehicle class, generally subcategories of trucks and trailers. We assess the recoverability of our assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their estimated remaining lives against their respective carrying amounts. We consider factors such as current and expected future market price trends on used vehicles and the expected life of vehicles included in the fleet. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. If asset residual values are determined to be recoverable, but the useful lives are shorter or longer than originally estimated, the net book value of the assets is depreciated over the newly determined remaining useful lives.

During the fourth quarter of fiscal 2007, based on economic market analysis, the Company decreased the estimated residual value of certain rental trucks. The effect of the change decreased pre-tax earnings for fiscal 2007 by $2.0 million. The in-house analysis of truck sales compared such factors as the truck model, size, age and average residual value of units sold. Based on the analysis, the estimated residual values of these vehicles were decreased to approximately 20% of historic cost. The adjustment reflects management’s best estimate of the estimated residual value of the rental trucks.

Starting in fiscal 2006 the Company acquired a significant number of moving trucks via purchase rather than lease. Management performed an analysis of the expected economic value of new rental trucks and determined that additions to the fleet resulting from purchase should be depreciated on an accelerated method based upon a declining formula. The salvage value and useful life assumptions of the rental truck fleet remain unchanged. Under the declining balances method (2.4 times declining balance) the book value of a rental truck is reduced 16%, 13%, 11%, 9%, 8%, 7%, and 6% during years one through seven, respectively and then reduced on a straight line basis an additional 10% by the end of year fifteen. Whereas, a standard straight line approach would reduce the book value by approximately 5.3% per year over the life of the truck. For the affected equipment, the accelerated depreciation was $33.2 million greater than what it would have been if calculated under a straight line approach for fiscal 2007 and $4.0 million for fiscal 2006.

We typically sell our used vehicles at one of our sales centers throughout North America, on our web site at trucksales.uhaul.com or by phone at 1-866-404-0355. Although we intend to sell our used vehicles for prices approximating book value, the extent to which we realize a gain or loss on the sale of used vehicles is dependent upon various factors including the general state of the used vehicle market, the age and condition of the vehicle at the time of its disposal and depreciation rates with respect to the vehicle.

Insurance Reserves

Liabilities for life insurance and certain annuity and health policies are established to meet the estimated future obligations of policies in force, and are based on mortality, morbidity and withdrawal assumptions from recognized actuarial tables which contain margins for adverse deviation. In addition, liabilities for health, disability and other policies include estimates of payments to be made on insurance claims for reported losses and estimates of losses incurred, but not yet reported. Liabilities for annuity contracts consist of contract account balances that accrue to the benefit of the policyholders.

Insurance reserves for RepWest and U-Haul take into account losses incurred based upon actuarial estimates. These estimates are based on past claims experience and current claim trends as well as social and economic conditions such as changes in legal theories and inflation. Due to the nature of underlying risks and the high degree of uncertainty associated with the determination of the liability for future policy benefits and claims, the amounts to be ultimately paid to settle liabilities cannot be precisely determined and may vary significantly from the estimated liability.

A consequence of the long tail nature of the assumed reinsurance and the excess workers compensation lines of insurance that were written by RepWest is that it takes a number of years for claims to be fully reported and finally settled.

Impairment of Investments

For investments accounted for under SFAS No. 115, in determining if and when a decline in market value below amortized cost is other-than-temporary, management makes certain assumptions or judgments in its assessment including but not limited to: ability and intent to hold the security, quoted market prices, dealer quotes or discounted cash flows, industry factors, financial factors, and issuer specific information such as credit strength. Other-than-temporary impairment in value is recognized in the current period operating results. The Company’s insurance subsidiaries recognized $1.4 million in other-than-temporary impairments for fiscal 2007, $5.3 million for fiscal 2006 and $4.3 million for fiscal 2005.

Income Taxes

The Company’s tax returns are periodically reviewed by various taxing authorities. Despite our belief that all of our tax treatments are supportable, the final outcome of these audits may cause changes that could materially impact our financial results. Our current effective tax rate is approximately 37.9%.

AMERCO files a consolidated tax return with all of its legal subsidiaries, except for Dallas General Life Insurance Company (“DGLIC”) which will file on a stand alone basis. SAC Holding Corporation and its legal subsidiaries and SAC Holding II Corporation and its legal subsidiaries file consolidated tax returns, which are in no way associated with AMERCO’s consolidated returns.

Adoption of New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS 158, Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans - an amendment of SFAS 87, 88, 106 and 132(R), which requires companies to recognize a net liability or asset to report the over-funded or under-funded status of their defined benefit pension and other postretirement benefit plans on their balance sheets and recognize changes in funded status in the year in which the changes occur through other comprehensive income. The funded status to be measured is the difference between plan assets at fair value and the benefit obligation. This Statement requires that gains and losses and prior service costs or credits, net of tax, that arise during the period be recognized as a component of other comprehensive income and not as components of net periodic benefit cost.

We adopted the balance sheet provisions of SFAS 158, as required, at March 31, 2007. As a result the Company recorded after tax unrecognized losses of $0.2 million to accumulated other comprehensive income in fiscal 2007. As discussed in Note 14 “Employee Benefit Plans” to the Consolidated Financial Statements, the Company previously used December 31 as the measurement date to measure the assets and obligations of its post retirement and post employment benefits plans. SFAS 158 requires the Company to perform the measurements at year end. The portion of the net periodic cost associated with the three month measurement lag was $0.1 million, after tax. This was recorded as an adjustment to retained earnings in fiscal 2007.

In September 2006, the SEC issued Staff Accounting Bulletin (SAB) 108 “Considering the Effects of Prior Year Misstatements in Current Year Financial Statements”, which provides interpretive guidance on how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. There was diversity in practice, with the two commonly used methods to quantify misstatements being the “rollover” method (which primarily focuses on the income statement impact of misstatements) and the “iron curtain” method (which focuses on the cumulative amount by which the current year balance sheet is misstated and may not prevent significant misstatements in the income statement). SAB 108 requires registrants to use a dual approach whereby both of these methods are considered in evaluating the materiality of financial statement errors. Prior materiality assessments were reconsidered using both the rollover and iron curtain methods.

Effective March 31, 2007 the Company adopted SAB 108 and recorded a correction in the fourth quarter of fiscal 2007 related to prepaid expenses on leased equipment. In analyzing this error we determined that it was not material to our statement of earnings in any single quarter or annual period; however, the cumulative adjustment necessary would have been material in the current period. In accordance with SAB 108, the Company adjusted its beginning retained earnings balance for fiscal 2007 and its financial results for the first three quarters of fiscal 2007 for this adjustment. The Company determined that the adjustment would not be material in any specific period and therefore did not restate historical financial statements.

The error was related to rental equipment originally leased during periods between fiscal 2000 and fiscal 2002. The rental equipment was sold to the lessor at less than its book value and then subsequently leased back to the Company via an operating lease. The difference between the sales price to the lessor and the book value prior to the sale was deferred and amortized over the life of the equipment. Per SFAS 28 the amortization period should have been over the term of the lease. The Company quantified the error and in fiscal 2007 changed its accounting treatment for prepaid expenses on sales - leaseback vehicle transactions to ensure that all new instances would be accounted for properly.

Recent Accounting Pronouncements

In June 2006, the FASB issued a standard that addresses accounting for income taxes: FIN 48, Accounting for Uncertainty in Income Taxes. Among other things, FIN 48 requires applying an audit sustainability standard of “more likely than not” related to the recognition and de-recognition of tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the effect that the adoption will have on its Consolidated Financial Statements. The cumulative effect of applying the provisions of FIN 48, if any, will be reported as an adjustment to the opening balance of the Companies retained earnings at April 1, 2007.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements which establishes how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. The provisions of SFAS 157 are effective for us in April 2008. The Company is currently evaluating the impact of this statement on our Consolidated Financial Statements.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Liabilities, including an amendment of SFAS 115. This statement allows for a company to irrevocably elect fair value as the measurement attribute for certain financial assets and financial liabilities. Changes in the fair value of such assets are recognized in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The provision of SFAS 159 is effective for us in April 2008. The Company is currently evaluating the impact of this statement on our Consolidated Financial Statements.

Results of Operations

AMERCO and Consolidated Entities

Fiscal 2007 Compared with Fiscal 2006

Listed below on a consolidated basis are revenues for our major product lines for fiscal 2007 and fiscal 2006:

	Year Ended March 31,
	2007	2006
	(In thousands)
Self-moving equipment rentals	$1,476,579	$1,503,569
Self-storage revenues	126,424	119,742
Self-moving and self-storage product and service sales	224,722	223,721
Property management fees	21,154	21,195
Life insurance premiums	120,399	118,833
Property and casualty insurance premiums	24,335	26,001
Net investment and interest income	61,093	53,094
Other revenue	30,891	40,471
Consolidated revenue	$2,085,597	$2,106,626

During fiscal 2007, self-moving equipment rentals decreased $27.0 million, compared with fiscal 2006 with the majority of the variance occurring during the second half of the year. The Company finished fiscal 2007 with increases in one-way transactions along with increases in the average inventory of the truck fleet. However, offsetting these factors were a decrease in average revenue per transaction primarily due to one-way pricing, the lack of certain mid-size trucks during the spring and summer months of fiscal 2007 and decreased fleet utilization. The Company’s response to competitive pricing issues has further lowered self-moving rental revenues. The Company now has a better inventory of certain mid-size trucks and is attempting to improve revenue per transaction; however, if these issues continue our revenues may continue to be negatively impacted in the future.

Self-storage revenues increased $6.7 million in fiscal 2007, compared with fiscal 2006 largely due to improved pricing. During fiscal 2007, the Company has increased rooms and square footage available primarily through build-outs at existing facilities.

Sales of self-moving and self-storage products and service sales revenues increased $1.0 million in fiscal 2007, compared with fiscal 2006. The Company continues to improve its visibility as a leading provider of propane, moving supplies and towing accessories and offer new products and services in an effort to increase sales results.

Other revenues decreased $9.6 million in fiscal 2007, compared with fiscal 2006. Fiscal 2006 included several non-recurring items.

Premiums at RepWest decreased $1.7 million with increases in U-Haul related premiums offset by reductions in other lines.

Oxford’s premium revenues increased approximately $1.6 million primarily due to an increase in Medicare supplement premiums resulting from the acquisition of DGLIC.

As a result of the items mentioned above, revenues for AMERCO and its consolidated entities were $2,085.6 million for fiscal 2007, compared with $2,106.6 million for fiscal 2006.

Listed below are revenues and earnings from operations at each of our four operating segments for fiscal 2007 and fiscal 2006, the insurance companies years ended are December 31, 2006 and 2005.

	Year Ended March 31,
	2007	2006
	(In thousands)
Moving and storage
Revenues	$1,875,860	$1,900,468
Earnings from operations	217,937	292,774
Property and casualty insurance
Revenues	38,486	37,358
Earnings from operations	5,741	1,144
Life insurance
Revenues	148,820	148,080
Earnings from operations	14,521	13,933
SAC Holding II
Revenues	46,603	46,239
Earnings from operations	13,854	13,643
Eliminations
Revenues	(24,172)	(25,519)
Earnings (loss) from operations	(16,505)	(16,113)
Consolidated Results
Revenues	2,085,597	2,106,626
Earnings from operations	235,548	305,381

Total costs and expenses increased $48.8 million in fiscal 2007, compared with fiscal 2006. This is due primarily to increases in depreciation expense associated with the acquisition of new trucks and the fleet rotation. Beginning in the second half of fiscal 2006 the Company began utilizing debt to finance the majority of new truck purchases rather than operating lease arrangements which were used primarily during the previous ten years. While the Company generates a cash flow benefit from utilizing the depreciation deduction for income taxes as compared to what the lease expense would have been, the consolidated statement of operations reflects an increase in depreciation expense greater than what the corresponding lease expense would have been had we leased this equipment instead. For additional information on the Company’s depreciation policy refer to “Critical Accounting Policies and Estimates”.

As a result of the aforementioned changes in revenues and expenses, earnings from operations decreased to $235.5 million for fiscal 2007, compared with $305.4 million for fiscal 2006.

Interest expense for fiscal 2007 was $89.7 million, compared with $105.1 million in fiscal 2006. The interest expense related to the increase in average borrowings was partially offset by a reduction in the average borrowing rate resulting from the refinancing activities in fiscal 2006. The second quarter of fiscal 2007 included a one-time, non-recurring charge of $7.0 million before taxes related to the full amortization of deferred debt issuance costs related to the Real Estate Loan that was amended. The refinancing related charge had the effect of decreasing on a non-recurring basis, earnings for the year ended March 31, 2007 by $0.33 per share before taxes, in which the tax effect was approximately $0.13 per share. Fiscal 2006 results included a one-time, non-recurring charge of $35.6 million before taxes which includes fees for early extinguishment of debt of $21.2 million and the write-off of $14.4 million of debt issuance costs. The refinancing costs had the effect of decreasing, on a non-recurring basis, earnings for the year ended March 31, 2006 by $1.71 per share before taxes, in which the tax effect was approximately $0.63 per share.

Income tax expense was $55.3 million in fiscal 2007, compared with $79.1 million in fiscal 2006.

Dividends accrued on our Series A preferred stock were $13.0 million in both fiscal 2007 and 2006, respectively.

As a result of the above mentioned items, net earnings available to common shareholders were $77.6 million in fiscal 2007, compared with $108.2 million in fiscal 2006.

The weighted average common shares outstanding: basic and diluted were 20,838,570 in fiscal 2007 and 20,857,108 in fiscal 2006.

Basic and diluted earnings per share in fiscal 2007 were $3.72, compared with $5.19 in fiscal 2006.

Fiscal 2006 Compared with Fiscal 2005

Listed below on a consolidated basis are revenues for our major product lines for fiscal 2006 and fiscal 2005:

	Year Ended March 31,
	2006	2005
	(In thousands)
Self-moving equipment rentals	$1,503,569	$1,437,895
Self-storage revenues	119,742	114,155
Self-moving and self-storage product and service sales	223,721	206,098
Property management fees	21,195	11,839
Life insurance premiums	118,833	126,236
Property and casualty insurance premiums	26,001	24,987
Net investment and interest income	53,094	56,739
Other revenue	40,471	30,172
Consolidated revenue	$2,106,626	$2,008,121

During fiscal 2006, self-moving equipment rentals increased $65.7 million with increases in truck, trailer, and support rental items. The increases are due to improved equipment utilization, pricing, and product mix that included the introduction of approximately 15,500 new trucks in fiscal 2006. In most cases, these trucks replaced older trucks rotated out of the fleet.

Self-storage revenues increased $5.6 million for fiscal 2006, compared with fiscal 2005 as occupancy rates increased period over period.

Sales of self-moving and self-storage products and service sales increased $17.6 million for fiscal 2006, compared with fiscal 2005 generally following the growth in self-moving equipment rentals. Support sales items, hitches, and propane all had increases for the year.

RepWest continued to exit from non U-Haul related lines of business. However, premium revenues increased $1.0 million for fiscal 2006, compared with fiscal 2005 due to increases in retrospective premiums related to U-Haul business in fiscal 2006. Additionally, fiscal 2005 included the commutation of a non U-Haul related reinsurance contract reducing premium revenues.

Oxford’s premium revenues declined $7.4 million primarily as a result of decreased credit and Medicare supplement business, offset by growth in life insurance premiums.

Net investment and interest income decreased $3.6 million for fiscal 2006, compared with fiscal 2005 due primarily to declining invested asset balances at the insurance companies.

As a result of the items mentioned above, revenues for AMERCO and its consolidated entities were $2,106.6 million for fiscal 2006, compared with $2,008.1 million for fiscal 2005.

Listed below are revenues and earnings (loss) from operations at each of our four operating segments for fiscal 2006 and fiscal 2005; for the insurance companies years ended are December 31, 2005 and 2004:

	Year Ended March 31,
	2006	2005
	(In thousands)
Moving and storage
Revenues	$1,900,468	$1,791,667
Earnings from operations	292,774	165,985
Property and casualty insurance
Revenues	37,358	41,417
Earnings (loss) from operations	1,144	(14,814)
Life insurance
Revenues	148,080	159,484
Earnings from operations	13,933	2,065
SAC Holding II
Revenues	46,239	43,172
Earnings from operations	13,643	10,466
Eliminations
Revenues	(25,519)	(27,619)
Earnings (loss) from operations	(16,113)	3,294
Consolidated Results
Revenues	2,106,626	2,008,121
Earnings from operations	305,381	166,996

Total costs and expenses decreased $39.9 million for fiscal 2006, compared with fiscal 2005. Total costs and expenses for both insurance companies decreased $43.3 million due primarily to reductions in benefits and losses. Fiscal 2005 included a $10.6 million charge for litigation at Oxford not present in fiscal 2006. Increases in operating costs associated with the improved business volume at Moving and Storage were offset by reductions in repair and maintenance expenses related to rotating the fleet. Trucks with higher maintenance costs are being replaced by new trucks with lower initial maintenance costs.

In our second quarter of fiscal 2006, hurricanes Katrina and Rita struck the Gulf Coast of the United States causing business interruption to a number of our operating facilities. We identified customers impacted by the hurricanes and our rapid response teams provided a variety of solutions to divert operations to alternate facilities and restore operations where possible. We lost approximately 150 trucks and 150 trailers during and after the devastation caused by these hurricanes. We maintain property and business interruption insurance coverage to mitigate the financial impact of these types of catastrophic events. Our insurance deductible is $500,000 and was recorded in our second quarter of fiscal 2006.

During fiscal 2006, the Company received insurance proceeds of $4.8 million, of this amount $4.5 million was applied to the losses incurred on trucks and trailers and $0.3 million was applied to the losses sustained at operating facilities. The net book value of the trucks and trailers lost during the 2005 hurricanes approximates $1.1 million. Additional insurance recoveries are expected as facilities are fully restored and claims are filed.

As a result of the aforementioned changes in revenues and expenses, earnings from operations improved to $305.4 million for fiscal 2006, compared with $167.0 million for fiscal 2005.

Interest expense for fiscal 2006 was $105.1 million, compared with $73.2 million in fiscal 2005. Fiscal 2006 results included a one-time, non-recurring charge of $35.6 million before taxes which includes fees for early extinguishment of debt of $21.2 million and the write-off of $14.4 million of debt issuance costs. The expense related to the increase in average borrowings was partially offset by a reduction in the average borrowing rate resulting from the refinancing activities in fiscal 2006. The refinancing costs had the effect of decreasing, on a non-recurring basis, earnings for the year ended March 31, 2006 by $1.71 per share before taxes, in which the tax effect was approximately $0.63 per share.

During the third quarter of fiscal 2005, the Company settled our litigation against our former auditor and received a settlement (net of attorneys’ fees and costs) of $51.3 million before taxes. The settlement had the effect of increasing, on a non-recurring basis, earnings for the year ended March 31, 2005 by $2.47 per share before taxes, in which the tax effect was approximately $0.91 per share.

Income tax expense was $79.1 million in fiscal 2006, compared with $55.7 million in fiscal 2005.

Dividends accrued on our Series A preferred stock were $13.0 million in both fiscal 2006 and 2005, respectively.

As a result of the above mentioned items, net earnings available to common shareholders were $108.2 million in fiscal 2006, compared with $76.5 million in fiscal 2005.

The weighted average common shares outstanding: basic and diluted were 20,857,108 in fiscal 2006 and 20,804,773 in fiscal 2005.

Basic and diluted earnings per share in fiscal 2006 were $5.19, compared with $3.68 in fiscal 2005.

Moving and Storage

Fiscal 2007 Compared with Fiscal 2006

Listed below are revenues for the major product lines at our Moving and Storage Operating Segment for fiscal 2007 and fiscal 2006:
	Year Ended March 31,
	2007	2006
	(In thousands)
Self-moving equipment rentals	$1,476,579	$1,503,569
Self-storage revenues	106,498	100,873
Self-moving and self-storage product and service sales	208,677	207,119
Property management fees	23,951	23,988
Net investment and interest income	34,161	30,025
Other revenue	25,994	34,894
Moving and Storage revenue	$1,875,860	$1,900,468

During fiscal 2007, self-moving equipment rentals decreased $27.0 million, compared with fiscal 2006 with the majority of the variance occurring during the second half of the year. The Company finished fiscal 2007 with increases in one-way transactions along with increases in the average inventory of the entire fleet. However, offsetting these factors were a decrease in average revenue per transaction primarily due to one-way pricing, the lack of certain mid-size trucks during the spring and summer months of fiscal 2007 and decreased fleet utilization. The Company’s response to competitive pricing issues has further lowered self-moving rental revenues. The Company now has a better inventory of certain mid-size trucks and is attempting to improve revenue per transaction; however, if these issues continue our revenues may continue to be negatively impacted in the future.

Self-storage revenues increased $5.6 million for fiscal 2007, compared with fiscal 2006 primarily due to improved pricing. The Company has increased the number of rooms and square footage available period over period through the expansion of existing facilities and the acquisition of new facilities.

Other revenues decreased $8.9 million for fiscal 2007, compared with fiscal 2006. Fiscal 2006 included several non-recurring items. Net investment and interest income increased $4.1 million primarily due to increases in interest on invested cash and higher interest rates.

The Company owns and manages self-storage facilities. Self-storage revenues reported in the consolidated financial statements for Moving and Storage represent Company-owned locations only. Self-storage data for our owned storage locations is as follows:
	Year Ended March 31,
	2007	2006
	(In thousands, except occupancy rate)
Room count as of March 31	127	123
Square footage as of March 31	10,062	9,592
Average number of rooms occupied	108	107
Average occupancy rate based on room count	86.6%	87.9%
Average square footage occupied	8,653	8,516

Total costs and expenses increased $50.3 million for fiscal 2007, compared with fiscal 2006. Increases in depreciation, lease, licensing and freight costs resulting from the acquisition of new trucks and the rotation of the fleet were partially offset by reductions in maintenance and repair.

As a result of the above mentioned changes in revenues and expenses, earnings from operations decreased to $217.9 million in fiscal 2007, compared with $292.8 million for fiscal 2006.

Fiscal 2006 Compared with Fiscal 2005

Listed below are revenues for our major product lines at our Moving and Storage Operating Segment for fiscal 2006 and fiscal 2005:
	Year Ended March 31,
	2006	2005
	(In thousands)
Self-moving equipment rentals	$1,503,569	$1,437,895
Self-storage revenues	100,873	96,202
Self-moving and self-storage product and service sales	207,119	191,078
Property management fees	23,988	14,434
Net investment and interest income	30,025	29,902
Other revenue	34,894	22,156
Moving and Storage revenue	$1,900,468	$1,791,667

During fiscal 2006, self-moving equipment rentals increased $65.7 million with increases in truck, trailer, and support rental items. The increases are due to improved equipment utilization, pricing, and product mix that included the introduction of approximately 15,500 new trucks in fiscal 2006. In most cases, these trucks replaced older trucks rotated out of the fleet.

Self-storage revenues increased $4.7 million for fiscal 2006, compared with fiscal 2005 generally in line with the increases in occupancy rates. Average occupancy based on room count has increased 5.5% in fiscal 2006, compared with fiscal 2005.

Sales of self-moving and self-storage products and service increased $16.0 million for fiscal 2006, compared with fiscal 2005. Retail sales generally increase in line with moving equipment rentals. In fiscal 2006 we have seen increases beyond this trend due to improved customer demand for towing accessories and propane. U-Haul is the largest single retail provider of towing accessories in the United States through our Company owned and managed locations. The Company continues to improve its visibility as a provider of propane and towing accessories.

The Company owns and manages self-storage facilities. Self-storage revenues reported in the consolidating financial statements for Moving and Storage represent Company-owned locations only. Self-storage data for our owned storage locations is as follows:
	Year Ended March 31,
	2006	2005
	(In thousands, except occupancy rate)
Room count as of March 31	123	127
Square footage as of March 31	9,592	10,003
Average number of rooms occupied	107	108
Average occupancy rate based on room count	87.9%	82.4%
Average square footage occupied	8,516	8,514

Total costs and expenses increased $2.7 million for fiscal 2006, compared with fiscal 2005. Commissions on self-moving equipment rentals and cost of sales increased in proportion to the related revenues. Operating expenses decreased $26.1 million for fiscal 2006, compared with fiscal 2005. Increases in operating costs associated with the improved business volume were more than offset by reductions in repair and maintenance expenses related to rotating the fleet. Trucks with higher maintenance costs are being replaced by new trucks with lower initial maintenance costs. Overall total cost and expense increases were less than revenue increases for fiscal 2006.

During fiscal 2006, the Company received insurance proceeds of $4.8 million, of this amount $4.5 million was applied to the losses incurred on trucks and trailers and $0.3 million was applied to the losses sustained at operating facilities. The net book value of the trucks and trailers lost during the 2005 hurricanes approximates $1.1 million. Additional insurance recoveries are expected as facilities are restored and claims are filed.

As a result of the above mentioned changes in revenues and expenses, earnings from operations increased to $292.8 million in fiscal 2006, compared with $166.0 million for fiscal 2005.

U-Haul International, Inc.

Fiscal 2007 Compared with Fiscal 2006

Listed below are revenues for the major product lines at U-Haul International, Inc. for fiscal 2007 and fiscal 2006:
	Year Ended March 31,
	2007	2006
	(In thousands)
Self-moving equipment rentals	$1,476,579	$1,503,569
Self-storage revenues	104,725	99,060
Self-moving and self-storage product and service sales	208,677	207,119
Property management fees	23,951	23,988
Net investment and interest income	29,294	24,894
Other revenue	31,403	39,303
U-Haul International, Inc. revenue	$1,874,629	$1,897,933

During fiscal 2007, self-moving equipment rentals decreased $27.0 million, compared with fiscal 2006 with the majority of the variance occurring during the second half of the year. The Company finished fiscal 2007 with increases in one-way transactions along with increases in the average inventory of the entire fleet. However, offsetting these factors were a decrease in average revenue per transaction primarily due to one-way pricing, the lack of certain mid-size trucks during the spring and summer months of fiscal 2007 and decreased fleet utilization. The Company’s response to competitive pricing issues has further lowered self-moving rental revenues. The Company now has a better inventory of certain mid-size trucks and is attempting to improve revenue per transaction; however, if these issues continue our revenues may continue to be negatively impacted in the future.

Self-storage revenues increased $5.7 million for fiscal 2007, compared with fiscal 2006 due largely to improved pricing. The Company has increased the number of rooms and square footage available period over period through the expansion of existing facilities and the acquisition of new facilities.

Sales of self-moving and self-storage products and service sales increased by $1.6 million for fiscal 2007, compared with fiscal 2006.

Total costs and expenses increased $56.0 million for fiscal 2007, compared with fiscal 2006. This is primarily due to increases in lease and depreciation expenses related to the rotation of the rental fleet. Reductions in maintenance and repair expense were partially offset by the cost of re-imaging portions of the existing rental fleet along with freight and licensing costs.

As a result of the above mentioned changes in revenues and expenses, earnings from operations decreased to $162.4 million in fiscal 2007, compared with $241.7 million for fiscal 2006.

Fiscal 2006 Compared with Fiscal 2005

Listed below are revenues for the major product lines at U-Haul International, Inc. for fiscal 2006 and fiscal 2005:
	Year Ended March 31,
	2006	2005
	(In thousands)
Self-moving equipment rentals	$1,503,569	$1,437,895
Self-storage revenues	99,060	94,431
Self-moving and self-storage product and service sales	207,119	191,078
Property management fees	23,988	14,434
Net investment and interest income	24,894	22,030
Other revenue	39,303	27,489
U-Haul International, Inc. revenue	$1,897,933	$1,787,357

During fiscal 2006, self-moving equipment rentals increased $65.7 million with increases in truck, trailer, and support rental items. The increases are due to improved equipment utilization, pricing, and product mix that included the introduction of approximately 15,500 new trucks in fiscal 2006. In most cases, these trucks replaced older trucks rotated out of the fleet.

Self-storage revenues increased $4.6 million for fiscal 2006, compared with fiscal 2005 generally in line with the increases in occupancy rates. Average occupancy based on room count has increased 5.5% in fiscal 2006, compared with fiscal 2005.

Sales of self-moving and self-storage products and service sales increased $16.0 million for fiscal 2006, compared with fiscal 2005. Retail sales generally increase in line with moving equipment rentals. In fiscal 2006 we have seen increases beyond this trend due to improved customer demand for towing accessories and propane. U-Haul is the largest single retail provider of towing accessories in the United States through our Company owned and managed locations. The Company continues to improve its visibility as a provider of propane and towing accessories. Self-moving and storage related retail products continue to improve as we have increased our product offerings.

Total costs and expenses increased $9.3 million for fiscal 2006, compared with fiscal 2005. Commissions on self-moving equipment rentals and cost of sales increased in proportion to the related revenues. Operating expenses decreased $15.1 million for fiscal 2006, compared with fiscal 2005. Increases in operating costs associated with the improved business volume were more than offset by reductions in repair and maintenance expenses related to rotating the fleet. Trucks with higher maintenance costs are being replaced by new trucks with lower initial maintenance costs. Depreciation expense increased $17.8 million for fiscal 2006, compared with fiscal 2005 primarily due to buy-outs of leases, new truck purchases and certain residual value adjustments on the rental trucks. The buy-outs of the leases are the primary reason for the $8.6 million decrease in lease expense for fiscal 2006, compared with fiscal 2005. Overall total cost and expense increases were less than revenue increases for fiscal 2006.

During fiscal 2006, the Company received insurance proceeds of $4.8 million, of this amount $4.5 million was applied to the losses incurred on trucks and trailers and $0.3 million was applied to the losses sustained at operating facilities. The net book value of the trucks and trailers lost during the 2005 hurricanes approximates $1.1 million. Additional insurance recoveries are expected as facilities are fully restored as claims are filed.

As a result of the above mentioned changes in revenues and expenses, earnings from operations increased to $241.7 million in fiscal 2006, compared with $140.5 million for fiscal 2005.

Republic Western Insurance Company

2006 Compared with 2005

Net premiums were $24.3 million and $26.0 million for the years ended December 31, 2006 and 2005, respectively. U-Haul related premiums were $22.0 million and $20.2 million for the years ended December 31, 2006 and 2005, respectively. Other lines of business were $2.3 million and $5.8 million for the years ended December 31, 2006 and 2005, respectively.

Net investment income was $14.2 million and $11.4 million for the years ended December 31, 2006 and 2005, respectively. The increase is due to an increase in short-term rates and sale of real estate.

Benefits and losses incurred were $21.9 million and $22.6 million for the years ended December 31, 2006 and 2005, respectively.

Amortization of deferred acquisition costs were $2.1 million and $2.9 million for the years ended December 31, 2006 and 2005, respectively. The decrease is due to decreased premium writings.

Operating expenses were $8.8 million and $10.8 million for years ended December 31, 2006 and 2005, respectively. The decrease is due to a reduction of general administrative expenses due to the exit of the non U-Haul lines of business.

Earnings from operations were $5.7 million and $1.1 million for years ended December 31, 2006 and 2005, respectively.

2005 Compared with 2004

Net premiums were $26.0 million and $25.0 million for the years ended December 31, 2005 and 2004, respectively. U-Haul related premiums were $20.2 million and $18.9 million for the years ended December 31, 2005 and 2004, respectively. Other lines of business were $5.8 million and $6.1 million for the years ended December 31, 2005 and 2004, respectively.

Net investment income was $11.4 million and $16.4 million for the years ended December 31, 2005 and 2004, respectively. The reduction was due to a decrease in RepWest’s invested asset base and gains on capital assets sold in 2004.

Benefits and losses incurred were $22.6 million and $39.7 million for the years ended December 31, 2005 and 2004, respectively. The decrease resulted from reduced exposure to non U-Haul policies combined with the absence of approximately $8.5 million of incurred losses in 2004 due to hurricane claims.

Amortization of deferred acquisition costs were $2.9 million and $4.7 million for the years ended December 31, 2005 and 2004, respectively. The decreases are due to a reduction of in-force business related to the exit of non U-Haul lines of business.

Operating expenses were $10.8 million and $11.8 million for the years ended December 31, 2005 and 2004, respectively. The decrease was due to a reduction of general administrative expenses resulting from the exit of the non U-Haul lines of business.

Earnings (loss) from operations were $1.1 million and ($14.8) million for the years ended December 31, 2005 and 2004, respectively.

The following table illustrates the change in unpaid loss and loss adjustment expenses. The first line represents reserves as originally reported at the end of the stated year. The second section, reading down, represents cumulative amounts paid as of the end of successive years with respect to that reserve. The third section, reading down, represents revised estimates of the original recorded reserve as of the end of successive years. The last section compares the latest revised estimated reserve amount to the reserve amount as originally established. This last section is cumulative and should not be totaled.
	Unpaid Loss and Loss Adjustment Expenses

	December 31,
	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006
	(In thousands)
Unpaid Loss and Loss Adjustment Expenses	$332,674	$384,816	$344,748	$334,858	$382,651	$448,987	$399,447	$416,259	$380,875	$346,928	$288,783
Paid (Cumulative) as of:
One year later	89,336	103,752	82,936	117,025	130,471	130,070	100,851	73,384	44,677	40,116	-
Two years later	161,613	174,867	164,318	186,193	203,605	209,525	164,255	114,246	83,230	-	-
Three years later	208,168	216,966	218,819	232,883	255,996	266,483	201,346	151,840	-	-	-
Four years later	232,726	246,819	255,134	264,517	299,681	295,268	233,898	-	-	-	-
Five years later	250,312	269,425	274,819	295,997	320,629	322,191	-	-	-	-	-
Six years later	263,645	282,598	297,354	314,281	341,543	-	-	-	-	-	-
Seven years later	274,249	300,814	311,963	331,385	-	-	-	-	-	-	-
Eight years later	289,614	314,322	327,141	-	-	-	-	-	-	-	-
Nine years later	298,449	326,805	-	-	-	-	-	-	-	-	-
Ten years later	309,945	-	-	-	-	-	-	-	-	-	-

Reserved Re-estimated as of:
One year later	354,776	357,733	339,602	383,264	433,222	454,510	471,029	447,524	388,859	326,386
Two years later	342,164	361,306	371,431	432,714	454,926	523,624	480,713	456,171	368,756	-
Three years later	346,578	369,598	429,160	437,712	517,361	500,566	521,319	435,549	-	-
Four years later	349,810	398,899	413,476	480,200	543,554	571,045	502,922	-	-	-
Five years later	376,142	398,184	443,696	524,548	558,765	569,104	-	-	-	-
Six years later	369,320	428,031	477,975	520,675	559,873	-	-	-	-	-
Seven years later	396,197	450,728	485,228	527,187	-	-	-	-	-	-
Eight years later	423,928	461,082	496,484	-	-	-	-	-	-	-
Nine years later	418,177	469,869	-	-	-	-	-	-	-	-
Ten years later	417,435	-	-	-	-	-	-	-	-	-
Cumulative Redundancy (Deficiency)	$(84,761)	$(85,053)	$(151,736)	$(192,329)	$(177,222)	$(120,117)	$(103,475)	$(19,290)	$12,119	$20,542
Retro Premium Recoverable	1,582	3,037	(1,879)	6,797	5,613	21,756	7,036	374	2,233	-
Re-estimated Reserve: Amount (Cumulative)	$(83,179)	$(82,016)	$(153,615)	$(185,532)	$(171,609)	$(98,361)	$(96,439)	$(18,916)	$14,352	$20,542

Activity in the liability for unpaid losses and loss adjustment expenses for RepWest is summarized as follows:

	Year Ended December 31,
	2006	2005	2004
	(In thousands)
Balance at January 1	$346,928	$380,875	$416,259
Less: reinsurance recoverable	181,388	189,472	177,635
Net balance at January 1	165,540	191,403	238,624
Incurred related to:
Current year	6,006	6,429	17,960
Prior years	15,895	16,161	21,773
Total incurred	21,901	22,590	39,733
Paid related to:
Current year	3,492	3,774	13,570
Prior years	40,116	44,679	73,384
Total paid	43,608	48,453	86,954
Net balance at December 31	143,833	165,540	191,403
Plus: reinsurance recoverable	144,950	181,388	189,472
Balance at December 31	$288,783	$346,928	$380,875

The liability for incurred losses and loss adjustment expenses (net of reinsurance recoverable of $145.0 million) decreased by $21.7 million in 2006. The decrease is a result of eliminating unprofitable programs.

Oxford Life Insurance Company

2006 Compared with 2005

Net premiums were $121.6 million and $120.4 million for the years ended December 31, 2006 and 2005, respectively. Medicare supplement premiums increased by $10.6 million primarily due to the acquisition of DGLIC. The Company stopped writing new credit insurance business in 2006 and as a result, credit insurance premiums decreased by $9.1 million. Other income was $4.7 million and $5.8 million for the years ended December 31, 2006 and 2005 respectively. This decrease was the result of decreased surrender charge income of $0.5 million and a decrease in administrative income of $0.6 million.

Net investment income was $22.5 million and $22.0 million for the years ended December 31, 2006 and 2005, respectively. The increase was primarily due to a reduction in realized losses on disposals from 2005, offset by a net reduction in invested assets. Investment yields were consistent between the two years.

Benefits incurred were $88.3 million and $85.7 million, for the years ended December 31, 2006 and 2005, respectively. This increase was primarily a result of a $3.8 million increase in Medicare supplement benefits due to the acquisition of DGLIC, partially offset by a slightly improved loss ratio. Credit insurance benefits decreased $4.4 million due to decreased exposure. Other health benefits increased $1.1 million during the current period due to an adjustment for current claim trends. Life insurance benefits increased $1.4 million due to increased sales.

Amortization of deferred acquisition costs (DAC) and the value of business acquired (VOBA) was $15.1 million and $21.4 million for the years ended December 31, 2006 and 2005, respectively. During the fourth quarter of 2005 and 2006, the Company made adjustments to the assumptions for expected future profits for the annuity business. These included changes to the assumptions for lapse rates, interest crediting and investment returns. Amortization expense was reduced by $4.7 million during 2006 as a result of these changes, including $1.3 million in the fourth quarter of 2006. The credit business had a decrease of amortization of $3.2 million due to decreased business. VOBA amortization increased $0.7 million due to the acquisition of DGLIC. DAC amortization in the life segment increased due to increased new business.

Operating expenses were $30.9 million and $27.0 million for the years ended December 31, 2006 and 2005, respectively. The increase is primarily due to the acquisition of DGLIC.

Earnings from operations were $14.5 million and $13.9 million for the years ended December 31, 2006 and 2005, respectively.

2005 Compared with 2004

Net premiums were $120.4 million and $127.7 million for the years ended December 31, 2005 and 2004, respectively. Medicare supplement premiums decreased by $5.7 million due to lapses on closed lines being greater than new business written on active lines. Credit insurance premiums decreased $3.8 million. Oxford is no longer writing credit insurance. Oxford expects the majority of the existing credit policies to earn out over the next three years. Life premiums increased $1.6 million primarily due to increased sales from the final expense product. Annuitizations increased $0.4 million, while other health premiums increased slightly. Other revenue decreased $2.5 million in the current year, compared to the prior year primarily due to decreased surrender charge income.

Net investment income was $22.0 million and $23.5 million for the years ended December 31, 2005 and 2004, respectively. The decrease was primarily due to realized losses on the sale of investments in the current year. Investment yields were consistent between the two years.

Benefits and losses incurred were $85.7 million and $91.5 million for the years ended December 31, 2005 and 2004, respectively. This decrease was primarily a result of a $5.4 million decrease in Medicare supplement benefits due to reduced exposure and a slightly improved loss ratio. All other lines combined for a $0.4 million decrease.

Amortization of deferred acquisition costs (DAC) and the value of business acquired (VOBA) was $21.4 million and $23.8 million for the years ended December 31, 2005 and 2004, respectively. These costs are amortized for life and health policies as the premium is earned over the term of the policy; and for deferred annuities in relation to interest spreads. Annuity amortization decreased $1.9 million from 2004 primarily due to reduced surrender activity. Other segments combined for a $0.5 million decrease primarily due to a decline in new business volume.

Operating expenses were $27.0 million and $42.2 million for the years ended December 31, 2005 and 2004, respectively. The decrease is primarily due to a $10.6 million accrual in the prior year for the Kocher settlement as well as reduced legal and overhead expenses in the current year. Included in operating expenses for the current year is $0.7 million of expense related to the write-off of goodwill associated with a subsidiary engaged in selling credit insurance. Non-deferrable commissions decreased $2.3 million due to decreased sales of Medicare supplement and credit products.

Earnings from operations were $13.9 million and $2.1 million for the years ended December 31, 2005 and 2004, respectively. The increase is due primarily to the prior year accrual of $10.6 million related to the Kocher settlement as well as improved loss ratios in the Medicare supplement and other health lines of business.

SAC Holding II

Fiscal 2007 Compared with Fiscal 2006

Listed below are revenues for the major product lines at SAC Holding II for fiscal 2007 and fiscal 2006:
	Year Ended March 31,
	2007	2006
	(In thousands)
Self-moving equipment rentals	$9,225	$9,498
Self-storage revenues	19,926	18,869
Self-moving and self-storage product and service sales	16,045	16,602
Other revenue	1,407	1,270
Segment revenue	$46,603	$46,239

Total revenues were $46.6 million in fiscal 2007, compared with $46.2 million in fiscal 2006 due primarily to increases in self-storage revenues.

Total costs and expenses were $32.7 million in fiscal 2007, compared with $32.6 million in fiscal 2006.

Earnings from operations were $13.9 million in fiscal 2007, compared with $13.6 million in fiscal 2006.

Fiscal 2006 Compared with Fiscal 2005

Listed below are revenues for the major product lines at SAC Holding II for fiscal 2006 and fiscal 2005:
	Year Ended March 31,
	2006	2005
	(In thousands)
Self-moving equipment rentals	$9,498	$9,008
Self-storage revenues	18,869	17,953
Self-moving and self-storage product and service sales	16,602	15,020
Other revenue	1,270	1,191
Segment revenue	$46,239	$43,172

Total revenues were $46.2 million in fiscal 2006, compared with $43.2 million in fiscal 2005. The increase was driven by self-moving and self-storage product and service sales. This increase grew in conjunction with increases in self-storage revenues due to improved occupancy and pricing.

Total costs and expenses were $32.6 million in fiscal 2006, compared with $32.7 million in fiscal 2005.

Earnings from operations were $13.6 million in fiscal 2006, compared with $10.5 million in fiscal 2005.

Liquidity and Capital Resources

We believe our current capital structure will allow us to achieve our operational plans and goals, and provide us with sufficient liquidity for the next three to five years. The majority of the obligations currently in place mature at the end of fiscal years 2015 or 2018. As a result, we believe that our liquidity is sufficient. We believe these improvements will enhance our access to capital markets. However, there is no assurance that future cash flows will be sufficient to meet our outstanding obligations or our future capital needs.

At March 31, 2007, cash and cash equivalents totaled $75.3 million, compared with $155.5 million on March 31, 2006. The assets of our insurance subsidiaries are generally unavailable to fulfill the obligations of non-insurance operations (AMERCO, U-Haul and Real Estate). The assets of SAC Holding II are completely unavailable to satisfy any of the Company’s obligations. As of March 31, 2007, cash and cash equivalents, other financial assets (receivables, short-term investments, other investments, fixed maturities, and related party assets) and obligations of each operating segment were:

	Moving & Storage	RepWest (a)	Oxford (a)	SAC Holding II
Cash & cash equivalents	$64,306	$4,228	$6,738	$-
Other financial assets	363,373	396,337	633,526	5
Debt obligations (b)	1,181,165	-	-	74,887

(a) As of December 31, 2006
(b) Payable to third parties

At March 31, 2007, our Moving and Storage operations (AMERCO, U-Haul and Real Estate) had cash available under existing credit facilities of $360.0 million and were comprised of:
Real estate loan (revolving credit)	$200.0
Construction loan (revolving credit)	40.0
Working capital loan (revolving credit)	20.0
Fleet loan (revolving credit)	100.0
$360.0

A summary of our consolidated cash flows for fiscal 2007, 2006 and 2005 is shown in the table below:
	Year Ended March 31,
	2007	2006	2005
	(In thousands)
Net cash provided by operating activities	$350,721	$270,508	$220,697
Net cash provided (used) by investing activities	(517,619)	(258,836)	36,176
Net cash provided (used) by financing activities	87,685	88,018	(282,497)
Effects of exchange rate on cash	(974)	(186)	22
Net cash flow	(80,187)	99,504	(25,602)
Cash at the beginning of the period	155,459	55,955	81,557
Cash at the end of the period	$75,272	$155,459	$55,955

Cash provided by operating activities increased $80.2 million in fiscal 2007, compared with fiscal 2006. Operating cash flows for the Moving and Storage segment included a $44.5 million interest repayment from SAC Holdings in fiscal 2007, offset by an additional $31.5 million in federal income tax payments, while fiscal 2006 included payments related to the debt refinancing. The insurance companies operating cash flows increased $46.4 million. The increase at Oxford was due primarily to a $10.6 million lawsuit settlement in fiscal 2006. RepWest increased due primarily to $14.0 million received from the exchange of related party assets combined with the collection of outstanding reinsurance recoverable.

Net cash used in investing activities increased $258.8 million in fiscal 2007, compared with fiscal 2006 due primarily to higher capital expenditures in the Moving and Storage segment. Capital expenditures increased in fiscal 2007 due to planned manufacturing of rental vehicles to replace our older rental fleet; additionally, the Company continued to buyout trucks and trailers at the expiration of their TRAC lease.

Cash provided by financing activities decreased $0.3 million in fiscal 2007, as compared to fiscal 2006. Cash provided by borrowings for new rental equipment were offset by funds used for the repayment of the aged truck revolver and the real estate mezzanine loan. Additionally, the Company used $49.1 million for the repurchase of common stock.

Liquidity and Capital Resources and Requirements of Our Operating Segments

Moving and Self-Storage

To meet the needs of our customers, U-Haul maintains a large fleet of rental equipment. Capital expenditures have primarily reflected new rental equipment acquisitions and the buyouts of existing fleet from TRAC leases. The capital to fund these expenditures has historically been obtained internally from operations and the sale of used equipment, and externally from debt and lease financing. In the future we anticipate that our internally generated funds will be used to service the existing debt and support operations. U-Haul estimates that during each of the next three fiscal years the Company will reinvest in its truck and trailer rental fleet at least $400.0 million, net of equipment sales. This investment will be funded through external lease financing, debt financing and internally from operations. Management considers several factors including cost and tax consequences when selecting a method to fund capital expenditures. Because the Company has utilized all of its Federal net operating loss carry forwards, there will be more of a focus on financing the fleet through asset-backed debt. The amount of reinvestment in the rental fleet could change based upon several factors including availability of capital and market conditions.

Real Estate has traditionally financed the acquisition of self-storage properties to support U-Haul's growth through debt financing and funds from operations and sales. The Company is developing several existing locations for use as storage centers. The Company is funding these development projects through construction loans and internally generated funds and expects to invest approximately $80.0 million in new storage development over the next twelve to eighteen months. U-Haul's growth plan in self-storage also includes eMove, which does not require significant capital.

Net capital expenditures (purchases of property, plant and equipment less proceeds from the sale of property, plant and equipment) were $557.5 million and $322.2 million for fiscal 2007 and 2006, respectively. During fiscal 2007 the Company entered into $120.6 million of new equipment operating leases.

Moving and Storage continues to hold significant cash and has access to additional liquidity. Management may invest these funds in our existing operations or pursue external opportunities in the self-moving and storage market place.

Property and Casualty Insurance

State insurance regulations restrict the amount of dividends that can be paid to stockholders of insurance companies. As a result, RepWest’s assets are generally not available to satisfy the claims of AMERCO or its legal subsidiaries.

Stockholder’s equity was $142.4 million, $137.4 million, and $154.8 million at December 31, 2006, 2005, and 2004 respectively. RepWest paid $27.0 million in dividends to its parent during 2005; payment was effected by a reduction in intercompany accounts. The decrease was offset by increases from earnings and gains from the sale of real estate to affiliated entities recorded directly to additional paid in capital. RepWest does not use debt or equity issues to increase capital and therefore has no exposure to capital market conditions other than through its investment portfolio.

Life Insurance

Oxford manages its financial assets to meet policyholder and other obligations including investment contract withdrawals. Oxford’s net investment contract withdrawals for the year ending December 31, 2006 were $62.5 million. State insurance regulations restrict the amount of dividends that can be paid to stockholders of insurance companies. As a result, Oxford’s funds are generally not available to satisfy the claims of AMERCO or its legal subsidiaries.

Oxford’s stockholder’s equity was $136.4 million, $127.3 million, and $115.0 million at December 31, 2006, 2005 and 2004, respectively. The increase resulted from earnings of $9.6 million offset by a $0.5 million decrease in other comprehensive income. Oxford does not use debt or equity issues to increase capital and therefore has no exposure to capital market conditions other than through its investment portfolio.

SAC Holding II

SAC Holding II operations are funded by various mortgage loans, and secured and unsecured notes. SAC Holding II does not utilize revolving lines of credit to finance its operations or acquisitions. Certain of SAC Holding II loan agreements contain covenants and restrictions on incurring additional subsidiary indebtedness.

Cash Provided from Operating Activities by Operating Segments

Moving and Self-Storage

Cash provided by operating activities was $331.7 million, $276.1 million and $226.5 million in fiscal 2007, 2006 and 2005, respectively. Operating cash flows for the Moving and Storage segment included a $40.7 million interest repayment from SAC Holdings in fiscal 2007, offset by an additional $31.5 million in federal income tax payments, while fiscal 2006 included payments related to the debt refinancing.

Propertyand Casualty Insurance

Cash provided (used) by operating activities was $5.4 million, ($28.9) million, and ($31.6) million for the years ending December 31, 2006, 2005, and 2004, respectively. The decrease in cash used by operating activities was the result of RepWest’s exiting its non U-Haul lines of business and the associated reduction of reserves in the lines exited.

RepWest’s cash and cash equivalents and short-term investment portfolios was $71.9 million, $106.2 million, and $90.3 million at December 31, 2006, 2005, and 2004, respectively. This balance reflects funds in transition from maturity proceeds to long term investments. This level of liquid assets, combined with budgeted cash flow, is adequate to meet periodic needs. Capital and operating budgets allow RepWest to schedule cash needs in accordance with investment and underwriting proceeds.

Life Insurance

Cash provided (used) by operating activities from Oxford were $11.4 million, ($0.7) million and $24.8 million for the years ending December 31, 2006, 2005 and 2004, respectively. The year ending December 31, 2005 includes the $10.6 million settlement payment related to the Kocher lawsuit.

In addition to cash flows from operating activities, a substantial amount of liquid funds are available through Oxford’s short-term portfolio. At December 31, 2006, 2005 and 2004, cash and cash equivalents and short-term investments amounted to $41.4 million, $37.0 million and $116.8 million, respectively. Management believes that the overall sources of liquidity will continue to meet foreseeable cash needs.

SAC Holding II

Cash provided by operating activities at SAC Holding II was $2.2 million, $2.8 million and $1.1 million for fiscal 2007, 2006 and 2005, respectively.

Liquidity and Capital Resources - Summary

We believe we have the financial resources needed to meet our business requirements including capital expenditures for the investment in and expansion of our rental fleet, rental equipment and storage space, working capital requirements and our preferred stock dividend program.

The Company’s borrowing strategy is primarily focused on asset-backed financing. As part of this strategy, the Company seeks to ladder maturities and for loans with floating rates, fix these rates through the use of interest rate swaps. While each of these loans typically contains provisions governing the amount that can be borrowed in relation to specific assets, the overall structure is flexible with no limits on overall Company borrowings. Management feels it has adequate liquidity between cash and cash equivalents and unused borrowing capacity in existing facilities. At March 31, 2007 the Company had cash availability under existing credit facilities of $360.0 million. We believe that there are additional opportunities for leverage in our existing capital structure. For a more detailed discussion of our long-term debt and borrowing capacity, please see Note 9 “Borrowings” to the “Notes to Consolidated Financial Statements.”

Disclosures about Contractual Obligations and Commercial Commitments

The following table provides contractual commitments and contingencies as of March 31, 2007:
		Payment due by Period (as of March 31, 2007)
Contractual Obligations	Total	Prior to 03/31/08	04/01/08 03/31/10	04/01/10 03/31/12	April 1, 2012 and Thereafter
	(In thousands)
Notes and loans payable - Principal	$1,181,165	$92,335	$146,477	$118,175	$824,178
Notes and loans payable - Interest	473,513	71,259	125,812	110,624	165,818
Revolving credit agreement - Principal	-	-	-	-	-
Revolving credit agreement - Interest	-	-	-	-	-
AMERCO's operating leases	413,199	108,614	170,701	97,080	36,804
SAC Holding II Corporation notes and loans*	149,975	1,440	3,282	3,833	141,420
Elimination of SAC Holding II obligations to AMERCO	(75,088)	-	-	-	(75,088)
Total contractual obligations	$2,142,764	$273,648	$446,272	$329,712	$1,093,132

As presented above, contractual obligations on debt and guarantees represent principal payments while contractual obligations for operating leases represent the notional payments under the lease arrangements.

  *  These notes and loans represent obligations of SAC Holding II issued to third party lenders and AMERCO through its subsidiaries.

Off Balance Sheet Arrangements

The Company uses off-balance sheet arrangements where the economics and sound business principles warrant their use.

AMERCO utilizes operating leases for certain rental equipment and facilities with terms expiring substantially through 2012, with the exception of one land lease expiring in 2034. In the event of a shortfall in proceeds from the sales of the underlying rental equipment assets, AMERCO has guaranteed approximately $172.3 million of residual values at March 31, 2007 for these assets at the end of their respective lease terms. AMERCO has been leasing rental equipment since 1987. Thus far, we have experienced no residual value shortfalls. Using the average cost of fleet related debt as the discount rate, the present value of AMERCO’s minimum lease payments and residual value guarantees is $490.6 million at March 31, 2007.

Historically, AMERCO used off-balance sheet arrangements in connection with the expansion of our self-storage business (see Note 19 “Related Party Transactions” of the “Notes to Consolidated Financial Statements”). These arrangements were primarily used when the Company’s overall borrowing structure was more limited. The Company does not face similar limitations currently and off-balance sheet arrangements have not been utilized in our self-storage expansion in recent years. In the future the Company will continue to identify and consider off-balance sheet opportunities to the extent such arrangements would be economically advantageous to the Company and its stockholders.

The Company currently manages the self-storage properties owned or leased by SAC Holdings, Mercury Partners, LP (“Mercury”), 4 SAC, 5 SAC, Galaxy, and Private Mini Storage Realty (“Private Mini”) pursuant to a standard form of management agreement, under which the Company receives a management fee of between 4% and 10% of the gross receipts plus reimbursement for certain expenses. The Company received management fees, exclusive of reimbursed expenses, of $23.5 million, $22.5 million and $14.4 million from the above mentioned entities during fiscal 2007, 2006 and 2005, respectively. This management fee is consistent with the fee received for other properties the Company previously managed for third parties. SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini are substantially controlled by Blackwater Investments, Inc. (“Blackwater”), wholly-owned by Mark V. Shoen, a significant shareholder and executive officer of AMERCO. Mercury is substantially controlled by Mark V. Shoen. James P. Shoen, a significant shareholder and director of AMERCO, has an interest in Mercury.

The Company leases space for marketing company offices, vehicle repair shops and hitch installation centers from subsidiaries of SAC Holdings, 5 SAC and Galaxy. Total lease payments pursuant to such leases were $2.7 million in fiscal 2007, 2006 and 2005, respectively. The terms of the leases are similar to the terms of leases for other properties owned by unrelated parties that are leased to the Company.

At March 31, 2007, subsidiaries of SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini acted as U-Haul independent dealers. The financial and other terms of the dealership contracts with the aforementioned companies and their subsidiaries are substantially identical to the terms of those with the Company’s other independent dealers whereby commissions are paid by the Company based on equipment rental revenues. During fiscal 2007, 2006 and 2005 the Company paid the above mentioned entities $36.6 million, $36.8 million and $33.1 million, respectively in commissions pursuant to such dealership contracts.

During fiscal 2007, subsidiaries of the Company held various junior unsecured notes of SAC Holdings. The Company does not have an equity ownership interest in SAC Holdings. The Company recorded interest income of $19.2 million, $19.4 million and $22.0 million and received cash interest payments of $44.5 million, $11.2 million and $11.7 million from SAC Holdings during fiscal 2007, 2006 and 2005, respectively. The cash interest payments for fiscal 2007 included a payment to significantly reduce the outstanding interest receivable from SAC Holdings. The largest aggregate amount of notes receivable outstanding during fiscal 2007 and the aggregate notes receivable balance at March 31, 2007 was $203.7 million, of which $75.1 million is with SAC Holding II and has been eliminated in the consolidating financial statements.

These agreements and notes with subsidiaries of SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini, excluding Dealer Agreements, provided revenue of $39.7 million, expenses of $2.7 million and cash flows of $63.5 million during fiscal 2007. Revenues and commission expenses related to the Dealer Agreements were $168.6 million and $36.6 million, respectively.

Fiscal 2008 Outlook

In fiscal 2008, we are working towards increasing transaction volume and improving pricing, product mix and utilization for self-moving equipment rentals. Investing in our truck fleet is a key initiative to reach this goal. During fiscal 2007, the Company added over 22,500 new trucks and nearly 2,000 new trailers to our existing rental fleet. Our plans include manufacturing all sizes of our boxed trucks and adding to our pickup and cargo van fleet. Our current expectation is to continue adding new trucks to the fleet at a similar rate for fiscal 2008. This investment is expected to increase the number of rentable equipment days available to meet our customer demands and to reduce future spending on repair costs and equipment downtime. Revenue growth in the U-Move program could continue to be adversely impacted should we fail to execute in any of these areas.

In fiscal 2008, we are also working towards increasing our storage occupancy at existing sites, adding new eMove Storage Affiliates and building new locations. We believe that additional occupancy gains in our current portfolio of locations can be realized in fiscal 2008. The Company continues to evaluate new moving and storage opportunities in the market place.

RepWest will continue to provide loss adjusting and claims handling for U-Haul and underwrite components of the Safemove, Safetow and Safestor protection packages to U-Haul customers.

Oxford is pursuing its goals of expanding its presence in the senior market through the sales of its Medicare supplement, life and annuity policies. As part of this strategy, Oxford is attempting to grow its agency force and develop new product offerings.

Quarterly Results (unaudited)

The quarterly results shown below are derived from unaudited financial statements for the eight quarters beginning April 1, 2005 and ending March 31, 2007. The Company believes that all necessary adjustments have been included in the amounts stated below to present fairly, and in accordance with generally accepted accounting principles, such results. Moving and Storage operations are seasonal and proportionally more of the Company’s revenues and net earnings from its Moving and Storage operations are generated in the first and second quarters of each fiscal year (April through September). The operating results for the periods presented are not necessarily indicative of results for any future period.

	Quarter Ended
	March 31, 2007	December 31, 2006 (a)	September 30, 2006 (a), (b)	June 30, 2006 (a)
	(In thousands, except for share and per share data)
Total revenues	$445,197	$466,838	$606,535	$567,027
Earnings (loss) from operations	(8,774)	8,146	126,133	110,043
Net earnings (loss)	(15,660)	(9,551)	60,418	55,346
Earnings (loss) available to common shareholders	(18,900)	(12,792)	57,177	52,105
Weighted average common shares outstanding: basic and diluted	20,682,087	20,922,433	20,910,204	20,897,688
Earnings (loss) per common share Basic and diluted	$(0.89)	$(0.61)	$2.73	$2.49

(a) The retroactive adoption of SAB 108 had the effect of decreasing operating and net earnings from amounts previously reported by $0.1 million for each of the first three quarters of fiscal 2007. The Company determined that the adjustment would not be material in any specific period and therefore did not restate historical financial statements. See discussion under “Adoption of New Accounting Pronouncements”.

(b) The second quarter fiscal 2007 included a non-recurring amortization of $7.0 million, pre-tax on deferred charges related to a refinancing.

	Quarter Ended
	March 31, 2006	December 31, 2005	September 30, 2005	June 30, 2005 (c)
	(In thousands, except for share and per share data)
Total revenues	$445,982	$495,670	$605,516	$559,458
Earnings from operations	19,164	45,419	128,238	112,560
Net earnings	1,800	15,170	69,122	35,062
Earnings (loss) available to common shareholders	(1,440)	11,929	65,881	31,821
Weighted average common shares outstanding: basic and diluted	20,887,258	20,865,684	20,848,620	20,836,458
Earnings (loss) per common share Basic and diluted	$(0.07)	$0.57	$3.16	$1.53

(c) The first quarter fiscal 2006 results included a non-recurring fee of $21.2 million on early extinguishment of debt and a write-off of $14.4 million of debt issuance costs.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to financial market risks, including changes in interest rates and currency exchange rates. To mitigate these risks, we may utilize derivative financial instruments, among other strategies. We do not use derivative financial instruments for speculative purposes.

Interest Rate Risk

The exposure to market risk for changes in interest rates relates primarily to our variable rate debt obligations. We have used interest rate swap agreements, interest rate cap agreements and forward swaps to reduce our exposure to changes in interest rates.
Notional Amount		Effective Date	Expiration Date	Fixed Rate	Floating Rate

$118,218,369	(a), (c)	5/10/2006	4/10/2012	5.06%	1 Month LIBOR
132,498,584	(a), (c)	10/10/2006	10/10/2012	5.57%	1 Month LIBOR
43,312,431	(a)	7/10/2006	7/10/2013	5.67%	1 Month LIBOR
294,166,667	(a)	8/18/2006	8/10/2018	5.43%	1 Month LIBOR
29,500,000	(a)	2/12/2007	2/10/2014	5.24%	1 Month LIBOR
20,000,000	(a)	3/12/2007	3/10/2014	4.99%	1 Month LIBOR
20,000,000	(a)	3/12/2007	3/10/2014	4.99%	1 Month LIBOR
50,000,000	(b)	5/17/2004	5/17/2007	3.00%	3 Month LIBOR

(a) interest rate swap agreement
(b) interest rate cap agreement
(c) forward swap

As of March 31, 2007, the Company had approximately $659.8 million of variable rate debt obligations. If LIBOR were to increase 100 basis points, the increase in interest expense on the variable rate debt would increase future earnings and cash flows by approximately $0.8 million annually (after consideration of the effect of the above derivative contracts).

Additionally, our insurance subsidiaries’ fixed income investment portfolios expose the Company to interest rate risk. This interest rate risk is the price sensitivity of a fixed income security to change in interest rates. As part of our insurance companies’ asset and liability management, actuaries estimate the cash flow patterns of our existing liabilities to determine their duration. These outcomes are compared to the characteristics of the assets that are currently supporting these liabilities assisting management in determining an asset allocation strategy for future investments that management believes will mitigate the overall effect of interest rates.

Foreign Currency Exchange Rate Risk

The exposure to market risk for changes in foreign currency exchange rates relates primarily to our Canadian business. Approximately 4.4%, 4.0% and 3.6% of our revenue in fiscal 2007, 2006 and 2005, respectively was generated in Canada. The result of a 10.0% change in the value of the U.S. dollar relative to the Canadian dollar would not be material. We typically do not hedge any foreign currency risk since the exposure is not considered material.

Item 8. Financial Statements and Supplementary Data

The Report of Independent Registered Public Accounting and Consolidated Financial Statements of AMERCO and its consolidated subsidiaries including the notes to such statements and the related schedules are set forth on pages F-3 through F-66 and are incorporated herein.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Attached as exhibits to this Form 10-K are certifications of the registrants’ Chief Executive Officer (CEO), Chief Accounting Officer (CAO) and U-Haul’s Chief Financial Officer (CFO), which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This "Controls and Procedures" section includes information concerning the controls and controls evaluation referred to in the certifications. Following this discussion is the report of BDO Seidman, LLP, our independent registered public accounting firm, regarding its audit of AMERCO’s internal control over financial reporting and of management's assessment of internal control over financial reporting set forth below in this section. This section should be read in conjunction with the certifications and the BDO Seidman, LLP report for a more complete understanding of the topics presented.

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the CEO, CAO, and U-Haul’s CFO, conducted an evaluation of the effectiveness of the design and operation of the Company’s "disclosure controls and procedures" (as such term is defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) (“Disclosure Controls”) as of the end of the period covered by this Form 10-K. Our Disclosure Controls are designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Our Disclosure Controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the CEO, CAO and U-Haul’s CFO, as appropriate to allow timely decisions regarding required disclosure. Based upon the controls evaluation, our CEO, CAO and U-Haul’s CFO have concluded that as of the end of the period covered by this Form 10-K, our Disclosure Controls were effective.

Inherent Limitations on Effectiveness of Controls

The Company's management, including the CEO, CAO and U-Haul’s CFO, does not expect that our Disclosure Controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Management assessed our internal control over financial reporting as of March 31, 2007, the end of our fiscal year. Management based its assessment on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management's assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. This assessment is supported by testing and monitoring performed both by our Internal Audit organization and our Finance organization.

Based on our assessment, management has concluded that our internal control over financial reporting was effective as of the end of the fiscal year. We reviewed the results of management's assessment with the Audit Committee of our Board of Directors.

Our independent registered public accounting firm, BDO Seidman, LLP, has audited management's assessment of the Company's internal control over financial reporting and has issued their report, which is included below.

Item 9B. Other Information

  Fleet Securitization Transaction

The Company has entered into a securitized financing, as of June 1, 2007, through an offer by certain new special-purpose entities of up to $217.0 million of Fixed Rate Series 2007-1-BT Notes and $86.6 million of Fixed Rate Series 2007-1-CP Notes in a private placement transaction exempt from registration under the Securities Act of 1933, as amended. The new special-purpose entities that will issue the notes will be indirect subsidiaries of AMERCO. These new special-purpose subsidiaries will use the net proceeds from the sale of the notes to, among other things, acquire box trucks, cargo vans and pickup trucks from the manufacturers as well as from other subsidiaries of AMERCO. The new special-purpose subsidiaries will generate income from truck and trailer rentals to be used to service and repay the notes. The notes will not be obligations of AMERCO or any of its subsidiaries other than the new special-purpose subsidiaries. These special-purpose subsidiaries will be consolidated into U-Haul’s financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors and Stockholders
AMERCO
Reno, Nevada

We have audited management’s assessment, included in the accompanying “Item 9A, Management Report on Internal Control Over Financial Reporting”, that AMERCO and consolidated entities (the “Company”) maintained effective internal control over financial reporting as of March 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of March 31, 2007, is fairly stated, in all material respects, based on the COSO criteria. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2007, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company and consolidated entities as of March 31, 2007 and 2006 and the related consolidated statements of operations, changes in stockholders’ equity, other comprehensive income (loss), and cash flows for each of the three years in the period ended March 31, 2007, and our report dated June 6, 2007 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

Phoenix, Arizona
    June 6, 2007

 PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required to be disclosed under this Item 10 is incorporated herein by reference to AMERCO’s definitive proxy statement, which will be filed with the SEC within 120 days after the close of the 2007 fiscal year.

The Company has adopted a code of ethics that applies to all directors, officers and employees of the Company, including the Company’s principal executive officer, principal financial officer and principal accounting officer. A copy of our Code of Ethics is posted on the AMERCO home page at www.amerco.com. We intend to satisfy the disclosure requirements of Form 8-K regarding any amendment to, or waiver from, a provision of this code of ethics by posting such information on the Company’s website, at the web address and location specified above, unless otherwise required to file a Form 8-K by Nasdaq rules and regulations.

Item 11. Executive Compensation

The information required to be disclosed under this Item 11 is incorporated herein by reference to AMERCO’s definitive proxy statement, which will be filed with the commission within 120 days after the close of the 2007 fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required to be disclosed under this Item 12 is incorporated herein by reference to AMERCO’s definitive proxy statement, which will be filed with the commission within 120 days after the close of the 2007 fiscal year.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required to be disclosed under this Item 13 is incorporated herein by reference to AMERCO’s definitive proxy statement, which will be filed with the commission within 120 days after the close of the 2007 fiscal year.

Item 14. Principal Accounting Fees and Services

The information required to be disclosed under this Item 14 is incorporated herein by reference to AMERCO’s definitive proxy statement, which will be filed with the commission within 120 days after the close of the 2007 fiscal year.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this Report:

Page No.
1.	Financial Statements:
	Report of Independent Registered Public Accounting Firm	F-1
	Independent Auditors' Report	F-2
	Consolidated Balance Sheets - March 31, 2007 and 2006	F-3
	Consolidated Statements of Operations - Years Ended March 31, 2007, 2006, and 2005	F-4
	Consolidated Statements of Changes in Stockholders' Equity - Years Ended March 31, 2007, 2006, and 2005	F-5
	Consolidated Statements of Comprehensive Income (Loss) - Years Ended March 31, 2007, 2006 and 2005	F-6
	Consolidated Statement of Cash Flows - Years Ended March 31, 2007, 2006 and 2005	F-7
	Notes to Consolidated Financial Statements	F-8 - F-58
2.	Additional Information:
	Notes to Summary of Earnings of Independent Rental Fleets	F-59 - F-60
3.	Financial Statement Schedules required to be filed by Item 8 and Paragraph (d) of this Item 15:
	Condensed Financial Information of AMERCO - Schedule 1	F-61 - F-64
	Valuation and Qualifying Accounts - Schedule II	F-65
	Supplemental Information (For Property-Casualty Insurance Underwriters) - Schedule V	F-66

All other schedules are omitted as the required information is not applicable or the information is presented in the financial statements or related notes thereto.

(b) Exhibits:

Exhibit Number	Description	Page or Method of Filing
2.1	Joint Plan of Reorganization of AMERCO and AMERCO Real Estate Company	Incorporated by reference to AMERCO’s Current Report on Form 8-K filed October 20, 2003, file no. 1-11255
2.2	Disclosure Statement Concerning the Debtors’ Joint Plan of Reorganization	Incorporated by reference to AMERCO’s Current Report on Form 8-K filed October 20, 2003, file no. 1-11255
2.3	Amended Joint Plan of Reorganization of AMERCO and AMERCO Real Estate Company	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003, file no. 1-11255
3.1	Restated Articles of Incorporation of AMERCO	Incorporated by reference to AMERCO’s Registration Statement on form S-4 filed March 30, 2004, file no. 1-11255
3.2	Restated By-Laws of AMERCO	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, file no. 1-11255
3.3	Restated Articles of Incorporation of U-Haul International, Inc.	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 2003, file no. 1-11255

3.4	Bylaws of U-Haul International, Inc.	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 2003, file no. 1-11255
4.3	Indenture dated as of March 15, 2004, among SAC Holding Corporation and SAC Holding II Corporation and Law Debenture Trust Company of New York	Incorporated by reference to AMERCO’s Current Report on Form 8-K filed on March 26, 2004, file no. 1-11255
4.4	Rights Agreement, dated as of August 7, 1998	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, file no. 1-11255
10.1*	AMERCO Employee Savings, Profit Sharing and Employee Stock Ownership Plan	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 1993, file no. 1-11255
10.1A*	First Amendment to the AMERCO Employee Savings, Profit Sharing and Employee Stock Ownership Plan	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 2000, file no. 1-11255
10.3

SAC Participation and Subordination Agreement, dated as of March 15, 2004 among SAC Holding Corporation, SAC Holding II Corporation, AMERCO, U-Haul International, Inc., and Law Debenture Trust Company of New York
Incorporated by reference to AMERCO’s Current Report on Form 8-K filed on March 26, 2004, file no. 1-11255
10.5	U-Haul Dealership Contract	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year end March 31, 1993, file no. 1-11255
10.6	Share Repurchase and Registration Rights Agreement with Paul F. Shoen	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 1993, file no. 1-11255
10.7	ESOP Loan Credit Agreement	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 1990, file no. 1-11255
10.8	ESOP Loan Agreement	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 1990, file no. 1-11255
10.9	Trust Agreement for the AMERCO Employee Savings, Profit Sharing and Employee Stock Ownership Plan	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 1990, file no. 1-11255
10.10	Amended Indemnification Agreement	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 1990, file no. 1-11255
10.11	Indemnification Trust Agreement	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 1990, file no. 1-11255
10.13	Management Agreement between Four SAC Self-Storage Corporation and subsidiaries of AMERCO	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 1997, file no. 1-11255
10.17	Management Agreement between Five SAC Self-Storage Corporation and subsidiaries of AMERCO	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 1999, file no. 1-11255

10.18	Management Agreement between Eight SAC Self-Storage Corporation and subsidiaries of AMERCO	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 1999, file no. 1-11255
10.19	Management Agreement between Nine SAC Self-Storage Corporation and subsidiaries of AMERCO	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 1999, file no. 1-11255
10.20	Management Agreement between Ten SAC Self-Storage Corporation and subsidiaries of AMERCO	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 1999, file no. 1-11255
10.21	Management Agreement between Six-A SAC Self-Storage Corporation and subsidiaries of AMERCO	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 2000, file no. 1-11255
10.22	Management Agreement between Six-B SAC Self-Storage Corporation and subsidiaries of AMERCO	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 2000, file no. 1-11255
10.23	Management Agreement between Six-C SAC Self-Storage Corporation and subsidiaries of AMERCO	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 2000, file no. 1-11255
10.24	Management Agreement between Eleven SAC Self-Storage Corporation and subsidiaries of AMERCO	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 2000, file no. 1-11255
10.25	Management Agreement between Twelve SAC Self-Storage Corporation and subsidiaries of AMERCO	Incorporated by reference to AMERCO’s Form S-4 Registration Statement, no. 333-114042
10.26	Management Agreement between Thirteen SAC Self-Storage Corporation and subsidiaries of AMERCO	Incorporated by reference to AMERCO’s Form S-4 Registration Statement, no. 333-114042
10.27	Management Agreement between Fourteen SAC Self-Storage Corporation and subsidiaries of AMERCO	Incorporated by reference to AMERCO’s Form S-4 Registration Statement, no. 333-114042
10.28	Management Agreement between Fifteen SAC Self-Storage Corporation and subsidiaries of AMERCO	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000, file no. 1-11255
10.29	Management Agreement between Sixteen SAC Self-Storage Corporation and subsidiaries of AMERCO	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000, file no. 1-11255
10.30	Management Agreement between Seventeen SAC Self-Storage Corporation and subsidiaries of AMERCO	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 2001, file no. 1-11255
10.31	Management Agreement between Eighteen SAC Self-Storage Corporation and U-Haul	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, file no. 1-11255
10.32	Management Agreement between Nineteen SAC Self-Storage Limited Partnership and U-Haul	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, file no. 1-11255

10.33	Management Agreement between Twenty SAC Self-Storage Corporation and U-Haul	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, file no. 1-11255
10.34	Management Agreement between Twenty-One SAC Self-Storage Corporation and U-Haul	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, file no. 1-11255
10.35	Management Agreement between Twenty-Two SAC Self-Storage Corporation and U-Haul	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, file no. 1-11255
10.36	Management Agreement between Twenty-Three SAC Self-Storage Corporation and U-Haul	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, file no. 1-11255
10.37	Management Agreement between Twenty-Four SAC Self-Storage Limited Partnership and U-Haul	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, file no. 1-11255
10.38	Management Agreement between Twenty-Five SAC Self-Storage Limited Partnership and U-Haul	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, file no. 1-11255
10.39	Management Agreement between Twenty-Six SAC Self-Storage Limited Partnership and U-Haul	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, file no. 1-11255
10.40	Management Agreement between Twenty-Seven SAC Self-Storage Limited Partnership and U-Haul	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, file no. 1-11255
10.42	Promissory Note between SAC Holding Corporation and Oxford Life Insurance Company	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, file no. 1-11255
10.42A	Amendment and Addendum to Promissory Note between SAC Holding Corporation and Oxford Life Insurance Company	Incorporated by reference to AMERCO’s Form S-4 Registration Statement, no. 373-114042
10.45	Fixed Rate Note between SAC Holding Corporation and U-Haul International, Inc.	Incorporated by reference to AMERCO’s Form S-4 Registration Statement, no. 333-114042
10.46	Promissory Note between SAC Holding Corporation and U-Haul International, Inc.	Incorporated by reference to AMERCO’s Form S-4 Registration Statement, no. 333-114042
10.47	Amended and Restated Promissory Note between SAC Holding Corporation and U-Haul International, Inc. (in an aggregate principal amount up to $21,000,000)	Incorporated by reference to AMERCO’s Form S-4 Registration Statement, no. 333-114042
10.48	Amended and Restated Promissory Note between SAC Holding Corporation and U-Haul International, Inc. (in an aggregate principal amount up to $47,500,000)	Incorporated by reference to AMERCO’s Form S-4 Registration Statement, no. 333-114042
10.49	Amended and Restated Promissory Note between SAC Holding Corporation and U-Haul International, Inc. (in an aggregate principal amount up to $76,000,000)	Incorporated by reference to AMERCO’s Form S-4 Registration Statement, no. 333-114042

10.50	Property Management Agreement	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 2004, file no. 1-11255
10.51	Property Management Agreements among Three-A through Three-D SAC Self-Storage Limited Partnership and the subsidiaries of U-Haul International, Inc.	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, file no. 1-11255
10.52	U-Haul Dealership Contract between U-Haul Leasing & Sales Co., and U-Haul Moving Partners, Inc.	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, file no. 1-11255
10.53	Property Management Agreement between Mercury Partners, LP, Mercury 99, LLC and U-Haul Self-Storage Management (WPC), Inc.	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, file no. 1-11255
10.54	Property Management Agreement between Three-SAC Self-Storage Corporation and U-Haul Co. (Canada), Ltd.	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, file no. 1-11255
10.56	Property Management Agreement among subsidiaries of U-Haul International and Galaxy Storage Two, L.P.	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2004, file no. 1-11255
10.58	Merrill Lynch Commitment Letter (re first mortgage loan)	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on May 13, 2005, file no. 1-11255
10.59	Notice of Early Termination (re Wells Fargo Loan and Security Agreement)	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on May 13, 2005, file no. 1-11255
10.60	Notice of Redemption (re 9% Senior Secured Notes due 2009)	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on May 13, 2005, file no. 1-11255
10.61	Morgan Stanley Commitment Letter	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on May 13, 2005, file no. 1-11255
10.62	Merrill Lynch Commitment Letter (re loan to Amerco Real Estate Company)	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on May 13, 2005, file no. 1-11255
10.63	Notice of Redemption (re 12% Senior Subordinated Notes due 2011)	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on May 13, 2005, file no. 1-11255
10.64	Refinance Closing Docs	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed June 14, 2005, file no. 1-11255
10.65

Amended and Restated Credit Agreement, dated June 8, 2005, among Amerco Real Estate Company, Amerco Real Estate Company of Texas, Inc., Amerco Real Estate Company of Alabama Inc., U-Haul Co. of Florida, Inc., U-Haul International, Inc. and Merrill Lynch Commercial Finance Corp.
Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed June 14, 2005, file no. 1-11255
10.66

Security Agreement dated June 8, 2005, by Amerco Real Estate Company, Amerco Real Estate Company of Texas, Inc., Amerco Real Estate Company of Alabama, Inc., U-Haul Co. of Florida, Inc., U-Haul International, Inc. and the Marketing Grantors named therein in favor of Merrill Lynch Commercial Finance Corp.
Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed June 14, 2005, file no. 1-11255

10.67	Guarantee, dated June 8, 2005, by U-Haul International, Inc. in favor of Merrill Lynch Commercial Finance Corp.	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed June 14, 2005, file no. 1-11255
10.68

Promissory Note, dated June 8, 2005 by Amerco Real Estate Company, Amerco Real Estate Company of Texas, Inc., Amerco Real Estate Company of Alabama, Inc., U-Haul Co. of Florida, Inc. and U-Haul International, Inc.
Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed June 14, 2005, file no. 1-11255
10.69	Form of Mortgage, Security Agreement, Assignment of Rents and Fixture Filing, dated June 8, 2005 in favor of Morgan Stanley Mortgage Capital Inc.	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed June 14, 2005, file no. 1-11255
10.70	Form of Promissory Note, dated June 8, 2005, in favor of Morgan Stanley Mortgage Capital Inc.	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed June 14, 2005, file no. 1-11255
10.71	Form of Mortgage, Security Agreement, Assignment of Rents and Fixture Filing, dated June 8, 2005, in favor of Merrill Lynch Mortgage Lending, Inc.	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed June 14, 2005, file no. 1-11255
10.72	Form of Promissory Note, dated June 8, 2005, in favor of Merrill Lynch Mortgage Lending, Inc.	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed June 14, 2005, file no. 1-11255
10.75	Credit Agreement, dated June 28, 2005, among U-Haul Leasing & Sales Co., U-Haul Company of Arizona and U-Haul International, Inc. and Merrill Lynch Commercial Finance Corporation.	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed July 6, 2005, file no. 1-11255
10.76	Security Agreement, dated June 28, 2005, among U-Haul Leasing & Sales Co., U-Haul Company of Arizona and U-Haul International, Inc. in favor of Merrill Lynch Commercial Finance Corporation.	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed July 6, 2005, file no. 1-11255
10.77	Guarantee, dated June 28, 2005, made by U-Haul International, Inc. in favor of Merrill Lynch Commercial Finance Corporation.	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed July 6, 2005, file no. 1-11255
10.78	Property Management Agreement between Subsidiaries of U-Haul and Five SAC RW MS, LLC., dated August 17, 2005.	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, file no. 1-11255
10.79	Credit agreement, dated November 10, 2005, among U-Haul Leasing & Sales Co., U-Haul Company of Arizona and U-Haul International, Inc. and Merrill Lynch Commercial Finance Corporation.	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed November 17, 2005, file no. 1-11255
10.80	Property Management Agreement between Subsidiaries of U-Haul and Five SAC 905, LLC., dated September 23, 2005.	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2005, file no. 1-11255
10.81	Property Management Agreements between Subsidiaries of U-Haul and subsidiaries of PM Partners, LP, dated June 25, 2005.	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 2006, file no. 1-11255
10.82	Promissory note, dated December 1, 2005, by Private Mini Storage Realty, LP in favor of AMERCO.	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 2006, file no. 1-11255

10.83	Promissory note dated December 1, 2005 by PMSI Investments, LP in favor of U-Haul International, Inc.	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 2006, file no. 1-11255
10.84	Property Management Agreements between Subsidiaries of U-Haul and subsidiaries of PM Preferred Properties, LP., dated June 25, 2005	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 2006, file no. 1-11255
10.85	Credit Agreement executed June 7, 2006, among U-Haul Leasing & Sales Co., U-Haul Co. of Arizona and U-Haul International, Inc. and BTMU Capital Corporation.	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 2006, file no. 1-11255
10.86	Security and Collateral Agreement executed June 7, 2006, by U-Haul International, Inc., U-Haul Leasing and Sales Co., U-Haul Co. of Arizona, BTMU Capital Corporation, and Orange Truck Trust 2006	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 2006, file no. 1-11255
10.87	Guarantee executed June 7, 2006, made by U-Haul International, Inc. and AMERCO in favor of BTMU Capital Corp. and Orange Truck Trust 2006.	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 2006, file no. 1-11255
10.88

First Amendment to Security Agreement (Aged Truck Revolving Loan Facility) executed June 7, 2006, among U-Haul Leasing and Sales Co., U-Haul Co. of Arizona, and U-Haul International, Inc., in favor of Merrill Lynch Commercial Finance Corp.
Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 2006, file no. 1-11255
10.89

First Amendment to Security Agreement (New Truck Term Loan Facility) executed June 7, 2006, among U-Haul Leasing and Sales Co., U-Haul Co. of Arizona, and U-Haul International, Inc., in favor of Merrill Lynch Commercial Finance Corp.
Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 2006, file no. 1-11255
10.90	Credit Agreement dated June 6, 2006, among U-Haul Leasing and Sales Co., U-Haul Co. of Arizona, and U-Haul International, Inc., and HVB	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 2006, file no. 1-11255
10.91	Security Agreement dated June 6, 2006, among U-Haul Leasing and Sales Co., U-Haul Co. of Arizona, and U-Haul International, Inc. in favor of HVB	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 2006, file no. 1-11255
10.92	Guarantee dated June 6, 2006, made by U-Haul International, Inc. in favor of HVB	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 2006, file no. 1-11255
10.93	Stockholder Agreement dated June 30, 2006 between Edward J. Shoen, James P. Shoen, Mark V. Shoen, Rosmarie T. Donovan, as Trustee, and Southwest Fiduciary, Inc., as Trustee	Incorporated by reference to Exhibit 99.2, filed with the Schedule 13-D, filed on July 13, 2006, file number 5-39669

10.94

Amendment No. 1 to the Amended and Restated Credit Agreement and Security Agreement, dated as of August 18, 2006, to the Amended and Restated Credit Agreement, dated as of June 8, 2005, among Amerco Real Estate Company of Texas, Inc., Amerco Real Estate Company of Alabama, Inc., U-Haul Co. of Florida, Inc., U-Haul International, Inc. and the Marketing Grantors named therein in favor of Merrill Lynch Commercial Financial Corp.
Incorporated by reference to AMERCO’s Current Report on Form 8-K filed August 23, 2006, file no. 1-11255
10.95	Stockholder Agreement dated March 9, 2007 between Edward J. Shoen, James P. Shoen, Mark V. Shoen, Rosmarie T. Donovan, as Trustee, and Adagio Trust Company, as Trustee	Incorporated by reference to Exhibit 99.2, filed with the Schedule 13-D, filed on March 9, 2007, file number 5-39669
10.96

Amended and Restated Credit Agreement, dated as of March 12, 2007, to the Credit Agreement, dated as of June 28, 2005, among U-Haul Leasing & Sales Co., U-Haul Company of Arizona and U-Haul International, Inc. and Merrill Lynch Commercial Finance Corporation.
Filed herewith
10.97

Amended and Restated Security Agreement, dated as of March 12, 2007, to the Security Agreement, dated June 28, 2005, among U-Haul Leasing & Sales Co., U-Haul Company of Arizona and U-Haul International, Inc. in favor of Merrill Lynch Commercial Finance Corporation.
Filed herewith
10.98

2007-1 BOX TRUCK BASE INDENTURE, dated as of June 1, 2007, among U-HAUL S FLEET, LLC, a special purpose limited liability company established under the laws of Nevada, 2007 TM-1, LLC, a special purpose limited liability company established under the laws of Nevada, 2007 DC-1, LLC, a special purpose limited liability company established under the laws of Nevada, and 2007 EL-1, LLC, a special purpose limited liability company established under the laws of Nevada, as co-issuers (each an “Issuer” and collectively, the “Issuers”), and U.S. BANK NATIONAL ASSOCIATION, a national banking association, as trustee (in such capacity, the “Trustee”).
Filed herewith
10.99	SCHEDULE I TO 2007-1 BOX TRUCK BASE INDENTURE, dated as of June 1, 2007.	Filed herewith

10.100

SERIES 2007-1 SUPPLEMENT, dated as of June 1, 2007 (this “Series Supplement”), among U-HAUL S FLEET, LLC, a special purpose limited liability company established under the laws of Nevada, 2007 TM-1, LLC, a special purpose limited liability company established under the laws of Nevada, 2007 DC-1, LLC, a special purpose limited liability company established under the laws of Nevada, and 2007 EL-1, LLC, a special purpose limited liability company established under the laws of Nevada, as co-issuers (each an “Issuer” and collectively, the “Issuers”), and U.S. BANK NATIONAL ASSOCIATION, a national banking association, as trustee (in such capacity, and together with its successors in trust thereunder as provided in the 2007-1 Base Indenture referred to below, the “Trustee”) and as securities intermediary, to the 2007-1 Box Truck Base Indenture, dated as of the date hereof, among the Issuers and the Trustee (as amended, modified, restated or supplemented from time to time, exclusive of Series Supplements creating a new Series of Notes, the “2007-1 Base Indenture”).
Filed herewith
10.101

CARGO VAN/PICK-UP TRUCK BASE INDENTURE, dated as of June 1, 2007, among U-HAUL S FLEET, LLC, a special purpose limited liability company established under the laws of Nevada, 2007 BE-1, LLC, a special purpose limited liability company established under the laws of Nevada, and 2007 BP-1, LLC, a special purpose limited liability company established under the laws of Nevada, as co-issuers (each an “Issuer” and collectively, the “Issuers”), and U.S. BANK NATIONAL ASSOCIATION, a national banking association, as trustee (in such capacity, the “Trustee”).
Filed herewith
10.102	SCHEDULE I TO CARGO VAN/PICK-UP TRUCK BASE INDENTURE, dated as of June 1, 2007.	Filed herewith

10.103

SERIES 2007-1 SUPPLEMENT, dated as of June 1, 2007 (this “Series Supplement”), among U-HAUL S FLEET, LLC, a special purpose limited liability company established under the laws of Nevada, 2007 BE-1, LLC, a special purpose limited liability company established under the laws of Nevada, and 2007 BP-1, LLC, a special purpose limited liability company established under the laws of Nevada, as co-issuers (each an “Issuer” and collectively, the “Issuers”), and U.S. BANK NATIONAL ASSOCIATION, a national banking association, as trustee (in such capacity, and together with its successors in trust thereunder as provided in the Base Indenture referred to below, the “Trustee”) and securities intermediary, to the Cargo Van/Pick-Up Truck Base Indenture, dated as of the date hereof, among the Issuers and the Trustee (as amended, modified, restated or supplemented from time to time, exclusive of Series Supplements creating a new Series of Notes, the “Base Indenture”).
Filed herewith
14	Code of Ethics	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on May 5, 2004, file no. 1-11255
21	Subsidiaries of AMERCO	Filed herewith
23.1	Consent of BDO Seidman, LLP	Filed herewith
23.2	Consent of Semple, Marchal & Cooper (re: SAC Holding II)	Filed herewith
24	Power of Attorney	See signature page
31.1	Rule 13a-14(a)/15d-14(a) Certification of Edward J. Shoen, President and Chairman of the Board of AMERCO and U-Haul International, Inc.	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of Jason A. Berg, Chief Accounting Officer of AMERCO	Filed herewith
31.3	Rule 13a-14(a)/15d-14(a) Certification of Robert T. Peterson, Chief Financial Officer of U-Haul International, Inc.	Filed herewith
32.1	Certification of Edward J. Shoen, President and Chairman of the Board of AMERCO and U-Haul International, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Certification of Jason A. Berg, Chief Accounting Officer of AMERCO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.3	Certification of Robert T. Peterson, Chief Financial Officer of U-Haul International, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

* Indicates compensatory plan arrangement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
AMERCO
Reno, Nevada

We have audited the accompanying consolidated balance sheets of AMERCO and consolidated entities (the “Company”) as of March 31, 2007 and 2006 and the related consolidated statements of operations, changes in stockholders’ equity, other comprehensive income (loss), and cash flows for each of the three years in the period ended March 31, 2007. We have also audited the schedules listed in the accompanying index. These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits. We did not audit the financial statements of SAC Holding II Corporation, which statements reflect total assets of $148.1 million and $152.3 million as of March 31, 2007 and 2006, respectively, and total revenues of $46.6 million, $46.2 million, and $43.2 million for each of the three years in the period ended March 31, 2007, respectively. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for such consolidated entity, is based solely on the reports of the other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedules are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedules, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedules. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at March 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the schedules present fairly, in all material respects, the information set forth therein.

Our audits were conducted for the purpose of forming an opinion on the consolidated financial statements and schedules taken as a whole. The summary of earnings of independent rental fleet information included on pages F-59 through pages F-60 is presented for purposes of additional analysis of the consolidated financial statements rather than to present the earnings of the independent trailer fleets. Accordingly, we do not express an opinion on the earnings of the independent trailer fleets. However, such information has been subjected to the auditing procedures applied in the audit of the consolidated financial statements and schedules and, in our opinion, is fairly presented in all material respects in relation to the consolidated financial statements and schedules taken as a whole.

As discussed in the notes to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans — An Amendment of FASB Statements No. 87, 88, 106, and 132(R),” as well as changed their method for quantifying errors based on SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of March 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated June 6, 2007 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

Phoenix, Arizona

June 6, 2007

Independent Auditors’ Report

Board of Directors and Stockholder
SAC Holding II Corporation
(A Wholly-Owned Subsidiary of Blackwater Investments, Inc.)

We have audited the accompanying consolidated balance sheets of SAC Holding II Corporation (A Wholly-Owned Subsidiary of Blackwater Investments, Inc.) as of March 31, 2007 and 2006 and the related consolidated statements of operations, stockholder’s deficit, and cash flows for the years ended March 31, 2007, 2006 and 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SAC Holding II Corporation (A Wholly-Owned Subsidiary of Blackwater Investments, Inc.) as of March 31, 2007 and 2006, and the results of its operations, stockholder’s deficit and its cash flows for the years ended March 31, 2007, 2006 and 2005 in conformity with accounting principles generally accepted in the United States of America.

Semple, Marchal & Cooper, LLP

Phoenix, Arizona
June 6, 2007

AMERCO AND CONSOLIDATED ENTITIES

CONSOLIDATED BALANCE SHEETS

	March 31,
	2007	2006
	(In thousands)
ASSETS
Cash and cash equivalents	$75,272	$155,459
Reinsurance recoverables and trade receivables, net	184,617	230,179
Notes and mortgage receivables, net	1,669	2,532
Inventories, net	67,023	64,919
Prepaid expenses	52,080	53,262
Investments, fixed maturities and marketable equities	681,801	695,958
Investments, other	178,699	209,361
Deferred policy acquisition costs, net	44,514	47,821
Other assets	95,123	102,094
Related party assets	245,179	270,468
	1,625,977	1,832,053
Property, plant and equipment, at cost:
Land	202,917	175,785
Buildings and improvements	802,289	739,603
Furniture and equipment	301,751	281,371
Rental trailers and other rental equipment	200,208	201,273
Rental trucks	1,604,123	1,331,891
SAC Holding II - property, plant and equipment	80,349	79,217
	3,191,637	2,809,140
Less: Accumulated depreciation	(1,294,566)	(1,273,975)
Total property, plant and equipment	1,897,071	1,535,165
Total assets	$3,523,048	$3,367,218
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable and accrued expenses	$251,197	$235,878
AMERCO's notes and loans payable	1,181,165	965,634
SAC Holding II notes and loans payable, non-recourse to AMERCO	74,887	76,232
Policy benefits and losses, claims and loss expenses payable	768,751	800,413
Liabilities from investment contracts	386,640	449,149
Other policyholders' funds and liabilities	10,563	7,705
Deferred income	16,478	21,346
Deferred income taxes	113,170	108,092
Related party liabilities	2,099	7,165
Total liabilities	2,804,950	2,671,614
Commitments and contingencies (notes 9, 15,16,17 and 19)
Stockholders' equity:
Series preferred stock, with or without par value, 50,000,000 shares authorized:
Series A preferred stock, with no par value, 6,100,000 shares authorized;
6,100,000 shares issued and outstanding as of March 31, 2007 and 2006	-	-
Series B preferred stock, with no par value, 100,000 shares authorized; none
issued and outstanding as of March 31, 2007 and 2006	-	-
Series common stock, with or without par value, 150,000,000 shares authorized:
Series A common stock of $0.25 par value, 10,000,000 shares authorized;
none issued as of March 31, 2007 and 3,716,181 shares issued as of March 31, 2006	-	929
Common stock of $0.25 par value, 150,000,000 shares authorized; 41,985,700
issued as of March 31, 2007 and 38,269,519 issued as of March 31, 2006	10,497	9,568
Additional paid-in capital	375,412	367,655
Accumulated other comprehensive loss	(41,779)	(28,902)
Retained earnings	849,300	773,784
Cost of common shares in treasury, net (21,440,387 and 20,701,096 shares as of
March 31, 2007 and 2006)	(467,198)	(418,092)
Unearned employee stock ownership plan shares	(8,134)	(9,338)
Total stockholders' equity	718,098	695,604
Total liabilities and stockholders' equity	$3,523,048	$3,367,218

The accompanying notes are an integral part of these consolidated financial statements.

AMERCO AND CONSOLIDATED ENTITIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended March 31,
	2007	2006	2005
	(In thousands, except share and per share data)
Revenues:
Self-moving equipment rentals	$1,476,579	$1,503,569	$1,437,895
Self-storage revenues	126,424	119,742	114,155
Self-moving and self-storage products and service sales	224,722	223,721	206,098
Property management fees	21,154	21,195	11,839
Life insurance premiums	120,399	118,833	126,236
Property and casualty insurance premiums	24,335	26,001	24,987
Net investment and interest income	61,093	53,094	56,739
Other revenue	30,891	40,471	30,172
Total revenues	2,085,597	2,106,626	2,008,121
Costs and expenses:
Operating expenses	1,080,897	1,080,990	1,122,197
Commission expenses	177,008	180,101	172,307
Cost of sales	117,648	113,135	105,309
Benefits and losses	118,725	117,160	140,343
Amortization of deferred policy acquisition costs	17,138	24,261	28,512
Lease expense	149,044	142,781	151,354
Depreciation, net of (gains) losses on disposals	189,589	142,817	121,103
Total costs and expenses	1,850,049	1,801,245	1,841,125
Earnings from operations	235,548	305,381	166,996
Interest expense	(82,756)	(69,481)	(73,205)
Fees and amortization on early extinguishment of debt	(6,969)	(35,627)	-
Litigation settlement, net of costs, fees and expenses	-	-	51,341
Pretax earnings	145,823	200,273	145,132
Income tax expense	(55,270)	(79,119)	(55,708)
Net earnings	90,553	121,154	89,424
Less: Preferred stock dividends	(12,963)	(12,963)	(12,963)
Earnings available to common shareholders	$77,590	$108,191	$76,461
Basic and diluted earnings per common share	$3.72	$5.19	$3.68
Weighted average common shares outstanding: Basic and diluted	20,838,570	20,857,108	20,804,773

Related party revenues for fiscal 2007, 2006 and 2005, net of eliminations, were $33.5 million, $32.6 million and $25.8 million, respectively.

Related party costs and expenses for fiscal 2007, 2006 and 2005, net of eliminations, were $28.0 million, $29.2 million and $26.1 million, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

AMERCO AND CONSOLIDATED ENTITIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Description	Series A Common Stock, $0.25 Par Value	Common Stock, $0.25 Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Less: Treasury Stock	Less: Unearned Employee Stock Ownership Plan Shares	Total Stockholders' Equity
	(In thousands)
Balance as of March 31, 2004	$1,416	$9,081	$349,732	$(15,397)	$589,132	$(418,092)	$(12,026)	$503,846
Increase in market value of released ESOP shares and release of unearned ESOP shares	-	-	612	-	-	-	1,135	1,747
Foreign currency translation	-	-	-	1,569	-	-	-	1,569
Unrealized loss on investments	-	-	-	(10,831)	-	-	-	(10,831)
Fair market value of cash flow hedge	-	-	-	47	-	-	-	47
Net earnings	-	-	-	-	89,424	-	-	89,424
Preferred stock dividends: Series A ($2.13 per share for fiscal 2005)	-	-	-	-	(12,963)	-	-	(12,963)
Exchange of shares	(487)	487	-	-	-	-	-	-
Net activity	(487)	487	612	(9,215)	76,461	-	1,135	68,993
Balance as of March 31, 2005	$929	$9,568	$350,344	$(24,612)	$665,593	$(418,092)	$(10,891)	$572,839
Increase in market value of released ESOP shares and release of unearned ESOP shares	-	-	2,955	-	-	-	1,553	4,508
Foreign currency translation	-	-	-	(903)	-	-	-	(903)
Unrealized loss on investments	-	-	-	(7,968)	-	-	-	(7,968)
Fair market value of cash flow hedge	-	-	-	4,581	-	-	-	4,581
Net earnings	-	-	-	-	121,154	-	-	121,154
Preferred stock dividends: Series A ($2.13 per share for fiscal 2006)	-	-	-	-	(12,963)	-	-	(12,963)
Contribution from related party	-	-	14,356	-	-	-	-	14,356
Net activity	-	-	17,311	(4,290)	108,191	-	1,553	122,765
Balance as of March 31, 2006	$929	$9,568	$367,655	$(28,902)	$773,784	$(418,092)	$(9,338)	$695,604
Adoption of SAB 108	-	-	-	-	(1,926)	-	-	(1,926)
Adjustment to initially apply FASB Statement No. 158	-	-	-	(153)	(148)	-	-	(301)
Increase in market value of released ESOP shares and release of unearned ESOP shares	-	-	3,265	-	-	-	1,204	4,469
Foreign currency translation	-	-	-	(1,919)	-	-	-	(1,919)
Unrealized loss on investments	-	-	-	(1,072)	-	-	-	(1,072)
Fair market value of cash flow hedge	-	-	-	(9,733)	-	-	-	(9,733)
Net earnings	-	-	-	-	90,553	-	-	90,553
Preferred stock dividends: Series A ($2.13 per share for fiscal 2007)	-	-	-	-	(12,963)	-	-	(12,963)
Exchange of shares	(929)	929	-	-	-	-	-	-
Treasury stock	-	-	-	-	-	(49,106)	-	(49,106)
Contribution from related party	-	-	4,492	-	-	-	-	4,492
Net activity	(929)	929	7,757	(12,877)	75,516	(49,106)	1,204	22,494
Balance as of March 31, 2007	$-	$10,497	$375,412	$(41,779)	$849,300	$(467,198)	$(8,134)	$718,098

The accompanying notes are an integral part of these consolidated financial statements.

 AMERCO AND CONSOLIDATED ENTITIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years Ended March 31,
	2007	2006	2005
	(In thousands)
Comprehensive income (loss):
Net earnings	$90,553	$121,154	$89,424
Other comprehensive income (loss) net of tax:
Foreign currency translation	(1,919)	(903)	1,569
Unrealized gain (loss) on investments, net	(1,072)	(7,968)	(10,831)
Fair market value of cash flow hedges	(9,733)	4,581	47
Total comprehensive income	$77,829	$116,864	$80,209

The accompanying notes are an integral part of these consolidated financial statements.

AMERCO AND CONSOLIDATED ENTITIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended March 31,
	2007	2006	2005
	(In thousands)
Cash flows from operating activities:
Net earnings	$90,553	$121,154	$89,424
Depreciation	186,106	133,572	118,091
Amortization of deferred policy acquisition costs	17,138	24,261	28,512
Change in provision for losses on trade receivables	49	(183)	(506)
Change in provision for losses on mortgage notes	(40)	(2,230)	-
Provision (reduction) for inventory reserves	2,679	2,458	(1,000)
Net loss on sale of real and personal property	3,483	9,245	3,012
Net loss on sale of investments	622	2,408	616
Write-off of unamortized debt issuance costs	6,969	13,629	-
Deferred income taxes	6,972	28,429	61,113
Net change in other operating assets and liabilities:
Reinsurance recoverables and trade receivables	48,907	10,661	32,189
Inventories	(4,761)	(3,596)	(9,856)
Prepaid expenses	(8,205)	(28,809)	(6,702)
Capitalization of deferred policy acquisition costs	(8,168)	(12,110)	(8,873)
Other assets	2,929	(1,457)	(23,887)
Related party assets	8,616	(8,090)	74,780
Accounts payable and accrued expenses	22,658	36,596	(96,022)
Policy benefits and losses, claims and loss expenses payable	(40,169)	(4,918)	(15,618)
Other policyholders' funds and liabilities	2,709	(3,908)	7,910
Deferred income	1,266	(2,588)	(14,407)
Related party liabilities	10,408	(44,016)	(18,079)
Net cash provided by operating activities	350,721	270,508	220,697

Cash flow from investment activities:
Purchase of:
Property, plant and equipment	(648,344)	(344,382)	(284,966)
Short term investments	(249,392)	(534,106)	(16,830)
Fixed maturity investments	(109,672)	(260,138)	(98,211)
Equity securities	-	-	(6,349)
Real estate	-	-	(63)
Mortgage loans	(10,725)	(8,868)	(2,750)
Proceeds from sales of:
Property, plant and equipment	89,672	59,960	243,707
Short term investments	276,690	600,850	10,866
Fixed maturity investments	116,858	159,616	152,024
Equity securities	-	6,769	56
Cash received in excess of purchase of company acquired	1,235	-	-
Preferred stock	1,225	11,650	15,803
Real estate	6,870	36,388	16,185
Mortgage loans	7,062	11,762	5,368
Payments from notes and mortgage receivables	902	1,663	1,336
Net cash provided (used) by investing activities	(517,619)	(258,836)	36,176

Cash flow from financing activities:
Borrowings from credit facilities	410,189	1,277,047	129,355
Principal repayments on credit facilties	(196,072)	(1,093,342)	(213,405)
Debt issuance costs	(3,058)	(29,588)	-
Leveraged Employee Stock Ownership Plan - Repayment from loan	1,204	1,553	1,135
Payoff of capital leases	-	-	(99,609)
Treasury stock repurchases	(49,106)	-	-
Preferred stock dividends paid	(12,963)	(12,963)	(29,167)
Investment contract deposits	16,695	20,322	26,331
Investment contract withdrawals	(79,204)	(75,011)	(97,137)
Net cash provided (used) by financing activities	87,685	88,018	(282,497)

Effects of exchange rate on cash	(974)	(186)	22

Increase (decrease) in cash and cash equivalents	(80,187)	99,504	(25,602)
Cash and cash equivalents at the beginning of period	155,459	55,955	81,557
Cash and cash equivalents at the end of period	$75,272	$155,459	$55,955

The accompanying notes are an integral part of these consolidated financial statements.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Basis of Presentation

AMERCO has a fiscal year that ends on the 31st of March for each year that is referenced. Our insurance company subsidiaries have fiscal years that end on the 31st of December for each year that is referenced. They have been consolidated on that basis. Our insurance companies’ financial reporting processes conform to calendar year reporting as required by state insurance departments. Management believes that consolidating their calendar year into our fiscal year financial statements does not materially affect the financial position or results of operations. The Company discloses any material events occurring during the intervening period. Consequently, all references to our insurance subsidiaries’ years 2006, 2005 and 2004 correspond to fiscal 2007, 2006 and 2005 for AMERCO. The operating results and financial position of AMERCO’s consolidated insurance operations are determined as of December 31st of each year.

Accounts denominated in non-U.S. currencies have been re-measured into U.S. dollars. Certain amounts reported in previous years have been reclassified to conform to the current presentation.

Note 2: Principles of Consolidation

The consolidated financial statements include the accounts of AMERCO, its wholly-owned subsidiaries and SAC Holding II Corporation and its subsidiaries (“SAC Holding II”).

In fiscal 2003 and 2002, SAC Holding Corporation and SAC Holding II Corporation (collectively referred to as “SAC Holdings”) were considered special purpose entities and were consolidated based on the provision of Emerging Issues Task Force (EITF) Issue No. 90-15.

In fiscal 2004, the Company applied FIN 46(R) to its interests in SAC Holdings. In February 2004, SAC Holding Corporation restructured the indebtedness of three subsidiaries and then distributed its interest in those subsidiaries to its sole shareholder. This triggered a requirement to reassess AMERCO’s involvement with those subsidiaries, which led to the conclusion that based on the current contractual and ownership interests between AMERCO and this entity, AMERCO ceased to have a variable interest in those three subsidiaries at that date.

In March 2004, SAC Holding Corporation restructured its indebtedness, triggering a similar reassessment of SAC Holding Corporation that led to the conclusion that SAC Holding Corporation was not a VIE and that AMERCO ceased to be the primary beneficiary of SAC Holding Corporation and its remaining subsidiaries. This conclusion was based on SAC Holding Corporation’s ability to fund its own operations and execute its business plan without any future subordinated financial support.

Accordingly, at the dates AMERCO ceased to have a variable interest in or ceased to be the primary beneficiary of SAC Holding Corporation and its current or former subsidiaries, it deconsolidated those entities. The deconsolidation was accounted for as a distribution of SAC Holding Corporations interests to the sole shareholder of the SAC entities. Because of AMERCO’s continuing involvement with SAC Holding Corporation and its current and former subsidiaries, the distributions do not qualify as discontinued operations as defined by SFAS No. 144.

It is possible that SAC Holding Corporation could take actions that would require us to re-determine whether SAC Holding Corporation has become a VIE or whether we have become the primary beneficiary of SAC Holding Corporation. Should this occur, we could be required to consolidate some or all of SAC Holding Corporation with our financial statements.

Similarly, SAC Holding II could take actions that would require us to re-determine whether it is a VIE or whether we continue to be the primary beneficiary of our variable interest in SAC Holding II. Should we cease to be the primary beneficiary, we would be required to deconsolidate some or all of our variable interest in SAC Holding II from our financial statements.

Intercompany accounts and transactions have been eliminated.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Description of Legal Entities

AMERCO, a Nevada corporation (“AMERCO”), is the holding company for:

U-Haul International, Inc. (“U-Haul”),

Amerco Real Estate Company (“Real Estate”),

Republic Western Insurance Company (“RepWest”) and its wholly-owned subsidiary

North American Fire & Casualty Insurance Company (“NAFCIC”),

Oxford Life Insurance Company (“Oxford”) and its wholly-owned subsidiaries

North American Insurance Company (“NAI”)

Christian Fidelity Life Insurance Company (“CFLIC”) and its wholly-owned subsidiary

Dallas General Life Insurance Company (“DGLIC”)

Unless the context otherwise requires, the term “Company”, “we”, “us” or “our” refers to AMERCO and all of its legal subsidiaries.

Description of Operating Segments

AMERCO has four reportable segments. They are Moving and Storage, Property and Casualty Insurance, Life Insurance and SAC Holding II.

Moving and Storage operations include AMERCO, U-Haul, and Real Estate and the wholly-owned subsidiaries of U-Haul and Real Estate and consist of the rental of trucks and trailers, sales of moving supplies, sales of towing accessories, sales of propane, the rental of self-storage spaces to the “do-it-yourself” mover and management of self-storage properties owned by others. Operations are conducted under the registered trade name U-Haul® throughout the United States and Canada.

Property and Casualty Insurance includes RepWest and its wholly-owned subsidiary. RepWest provides loss adjusting and claims handling for U-Haul through regional offices across North America. RepWest also underwrites components of the Safemove, Safetow and Safestor protection packages to U-Haul customers.

Life Insurance includes Oxford and its wholly-owned subsidiaries. Oxford originates and reinsures annuities, ordinary life and Medicare supplement insurance. Oxford also administers the self-insured employee health and dental plans for Arizona employees of the Company.

SAC Holding Corporation and its subsidiaries, and SAC Holding II Corporation and its subsidiaries, collectively referred to as “SAC Holdings”, own self-storage properties that are managed by U-Haul under property management agreements and act as independent U-Haul rental equipment dealers. AMERCO, through its subsidiaries, has contractual interests in certain SAC Holdings’ properties entitling AMERCO to potential future income based on the financial performance of these properties. With respect to SAC Holding II, AMERCO is considered the primary beneficiary of these contractual interests. Consequently, we include the results of SAC Holding II in the consolidated financial statements of AMERCO, as required by FIN 46(R).

Note 3: Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with the accounting principles generally accepted in the United States requires management to make estimates and judgments that affect the amounts reported in the financial statements and accompanying notes. The accounting policies that we deem most critical to us and that require management’s most difficult and subjective judgments include the principles of consolidation, the recoverability of property, plant and equipment, the adequacy of insurance reserves, the recognition and measurement of impairments for investments accounted for under SFAS No. 115, and the recognition and measurement of income tax assets and liabilities. The actual results experienced by the Company may differ from management’s estimates.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Cash and Cash Equivalents

The Company considers cash equivalents to be highly liquid debt securities with insignificant interest rate risk with original maturities from the date of purchase of three months or less.

Financial Instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Accounts at each United States financial institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. Accounts at each Canadian financial institution are insured by the Canada Deposit Insurance Corporation (CDIC) up to $100,000 CAD per account. At March 31, 2007, and March 31, 2006, the Company had approximately $58.5 million and $143.8 million, respectively, in excess of FDIC and CDIC insured limits. To mitigate this risk, the Company selects financial institutions based on their credit ratings and financial strength.

Investments

Fixed Maturities. Fixed maturity investments consist of either marketable debt or redeemable preferred stocks. As of the balance sheet dates, these investments are classified as available-for-sale or held-to-maturity. Held-to-maturity investments are recorded at cost, as adjusted for the amortization of premiums or the accretion of discounts. Available-for-sale investments are reported at fair value, with unrealized gains or losses recorded net of taxes and applicable adjustments to deferred policy acquisition costs in stockholders’ equity. Fair value for these investments is based on quoted market prices, dealer quotes or discounted cash flows. The cost of investments sold is based on the specific identification method.

In determining if and when a decline in market value below amortized cost is an other-than-temporary impairment, management makes certain assumptions or judgments in its assessment including but not limited to: ability to hold the security, quoted market prices, dealer quotes, discounted cash flows, industry factors, financial factors, and issuer specific information. Other-than-temporary impairments, to the extent of the decline, as well as realized gains or losses on the sale or exchange of investments are recognized in the current period operating results.

Mortgage Loans and Notes on Real Estate. Mortgage loans and notes on real estate are reported at their unpaid balance, net of any allowance for possible losses and any unamortized premium or discount.

Recognition of Investment Income. Interest income from bonds and mortgage notes is recognized when it becomes earned. Dividends on common and preferred stocks are recognized on the ex-dividend dates. Realized gains and losses on the sale or exchange of investments are recognized at the trade date.

Fair Values

Fair values of cash equivalents approximate cost due to the short period of time to maturity. Fair values of short-term investments, investments available-for-sale, long-term investments, mortgage loans and notes on real estate, and interest rate cap and swap contracts are based on quoted market prices, dealer quotes or discounted cash flows. Fair values of trade receivables approximate their recorded value.

Limited credit risk exists on trade receivables due to the diversity of our customer base and their dispersion across broad geographic markets. The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of temporary cash investments, trade receivables and notes receivable. The Company places its temporary cash investments with financial institutions and limits the amount of credit exposure to any one financial institution.

The Company has mortgage receivables, which potentially expose the Company to credit risk. The portfolio of notes is principally collateralized by mini-warehouse storage facilities and other residential and commercial properties. The Company has not experienced losses related to the notes from individual notes or groups of notes in any particular industry or geographic area. The estimated fair values were determined using the discounted cash flow method and using interest rates currently offered for similar loans to borrowers with similar credit ratings.

Other investments including short-term investments are substantially current or bear reasonable interest rates. As a result, the carrying values of these financial instruments approximate fair value. The fair value of long-term debt is based on current rates at which the Company could borrow funds with similar remaining maturities and approximates the carrying amount due to its recent issuance.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Derivative Financial Instruments

The Company’s primary objective for holding derivative financial instruments is to manage interest rate risk. The Company’s derivative instruments are recorded at fair value under SFAS No. 133 and are included in either prepaid expenses or accrued expenses.

The exposure to market risk for changes in interest rates relates primarily to our variable rate debt obligations. We have used interest rate swap and interest rate cap agreements to provide for matching the gain or loss recognition on the hedging instrument with the recognition of the changes in the cash flows associated with the hedged asset or liability attributable to the hedged risk or the earnings effect of the hedged forecasted transaction.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Inventories, net

Inventories, net were as follows:

	March 31,
	2007	2006
	(In thousands)
Truck and trailer parts and accessories (a)	$56,113	$52,089
Hitches and towing components (b)	14,169	13,766
Moving supplies and propane (b)	6,613	6,257
Subtotal	76,895	72,112
Less: LIFO reserves	(8,372)	(5,693)
Less: excess and obsolete reserves	(1,500)	(1,500)
Total	$67,023	$64,919

(a) Primary held for internal usage, including equipment manufacturing and repair
(b) Primary held for retail sales

Inventories consist primarily of truck and trailer parts and accessories used to manufacture and repair rental equipment as well as products and accessories available for retail sale. Inventory is held at Company-owned locations; our independent dealers do not hold any of the Company’s inventory.

Inventory cost is primarily determined using the last-in, first-out method (“LIFO”). Inventories valued using LIFO consisted of approximately 96% and 95% of the total inventories for March 31, 2007 and 2006, respectively. Had the Company utilized the first-in, first-out method (“FIFO”), stated inventory balances would have been $8.4 million and $5.7 million higher at March 31, 2007 and 2006, respectively. In fiscal 2007, the effect on income due to liquidation of a portion of the LIFO inventory was $0.2 million.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Interest expense incurred during the initial construction of buildings and rental equipment is considered part of cost. Depreciation is computed for financial reporting purposes using the straight-line or an accelerated method based on a declining balances formula over the following estimated useful lives: rental equipment 2-20 years and buildings and non-rental equipment 3-55 years. The Company follows the deferral method of accounting based in the AICPA’s Airline Audit Guide for major overhauls in which engine overhauls are capitalized and amortized over five years and transmission overhauls are capitalized and amortized over three years. Routine maintenance costs are charged to operating expense as they are incurred. Gains and losses on dispositions of property, plant and equipment are netted against depreciation expense when realized. The amount of loss netted against depreciation expense amounts to $3.5 million, $9.2 million and $3.0 million during fiscal 2007, 2006 and 2005, respectively. Equipment depreciation is recognized in amounts expected to result in the recovery of estimated residual values upon disposal, i.e., no gains or losses.

We regularly perform reviews to determine whether facts and circumstances exist which indicate that the carrying amount of assets, including estimates of residual value, may not be recoverable or that the useful life of assets is shorter or longer than originally estimated. Reductions in residual values (i.e., the price at which we ultimately expect to dispose of revenue earning equipment) or useful lives will result in an increase in depreciation expense over the life of the equipment. Reviews are performed based on vehicle class, generally subcategories of trucks and trailers. We assess the recoverability of our assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their estimated remaining lives against their respective carrying amounts. We consider factors such as current and expected future market price trends on used vehicles and the expected life of vehicles included in the fleet. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. If asset residual values are determined to be recoverable, but the useful lives are shorter or longer than originally estimated, the net book value of the assets is depreciated over the newly determined remaining useful lives.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

During the fourth quarter of fiscal 2007, based on economic market analysis, the Company decreased the estimated residual value of certain rental trucks. The effect of the change decreased pre-tax earnings for fiscal 2007 by $2.0 million or $0.10 per share before taxes in which the tax effect was approximately $0.04 per share. The in-house analysis of truck sales compared such factors as the truck model, size, age and average residual value of units sold. Based on the analysis, the estimated residual values of these units were decreased to approximately 20% of historic cost. The adjustment reflects management’s best estimate of the estimated residual value of the rental trucks.

During the fourth quarter of fiscal 2005, based on an economic market analysis, the Company decreased the estimated residual value of certain rental trucks which related to different classes of trucks compared to the changes made in the fourth quarter of fiscal 2007. The effect of the change decreased earnings from operations for fiscal 2005 by $2.1 million or $0.10 per share before taxes, in which the tax effect was approximately $0.04 per share. The in-house analysis of truck sales compared such factors as the truck model, size, age and average residual value of units sold. Based on the analysis, the estimated residual values were decreased to approximately 20% of historic cost. The adjustment reflects management’s best estimate of the estimated residual value of these rental trucks.

Starting in fiscal 2006 the Company acquired a significant number of moving trucks via purchase rather than lease. Management performed an analysis of the expected economic value of new rental trucks and determined that additions to the fleet resulting from purchase should be depreciated on an accelerated method based upon a declining formula. The salvage value and useful life assumptions of the rental truck fleet remain unchanged. Under the declining balances method (2.4 times declining balance) the book value of a rental truck is reduced 16%, 13%, 11%, 9%, 8%, 7%, and 6% during years one through seven, respectively and then reduced on a straight line basis an additional 10% by the end of year fifteen. Whereas, a standard straight line approach would reduce the book value by approximately 5.3% per year over the life of the truck. For the affected equipment, the accelerated depreciation was $33.2 million greater than what it would have been if calculated under a straight line approach for fiscal 2007 and $4.0 million for fiscal 2006.

We typically sell our used vehicles at one of our sales centers throughout North America, on our web site or by phone. Although we intend to sell our used vehicles for prices approximating book value, the extent to which we realize a gain or loss on the sale of used vehicles is dependent upon various factors including the general state of the used vehicle market, the age and condition of the vehicle at the time of its disposal and depreciation rates with respect to the vehicle.

The carrying value of surplus real estate, which is lower than market value at the balance sheet date, was $10.8 million and $7.9 million for fiscal 2007 and 2006, respectively, and is included in Investments, other.

Receivables

Accounts receivable include trade accounts from moving and self-storage customers and dealers, insurance premiums and amounts due from ceding re-insurers, less management’s estimate of uncollectible accounts.

Insurance premiums receivable for policies that are billed through contracted agents are recorded net of commission’s payable. A commission payable is recorded as a separate liability for those premiums that are billed direct.

Reinsurance recoverables includes case reserves and actuarial estimates of claims incurred but not reported (“IBNR”). These receivables are not expected to be collected until after the associated claim has been adjudicated and billed to the re-insurer. The reinsurance recoverables may have little or no allowance for doubtful accounts due to the fact that reinsurance is typically procured from carriers with strong credit ratings. Furthermore, the Company does not cede losses to a re-insurer if the carrier is deemed financially unable to perform on the contract. Also, reinsurance recoverables includes insurance ceded to other insurance companies.

Notes and mortgage receivables include accrued interest and are reduced by discounts and amounts considered by management to be uncollectible.

Policy Benefits and Losses, Claims and Loss Expenses Payable

Oxford’s liabilities for life insurance and certain annuity and health policies are established to meet the estimated future obligations of policies in force, and are based on mortality, morbidity and withdrawal assumptions from recognized actuarial tables which contain margins for adverse deviation. Liabilities for health, disability and other policies include estimates of payments to be made on insurance claims for reported losses and estimates of losses incurred, but not yet reported. Oxford’s liabilities for deferred annuity contracts consist of contract account balances that accrue to the benefit of the policyholders.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

RepWest’s liability for reported and unreported losses is based on RepWest’s historical data along with industry averages. The liability for unpaid loss adjustment expenses is based on historical ratios of loss adjustment expenses paid to losses paid. Amounts recoverable from re-insurers on unpaid losses are estimated in a manner consistent with the claim liability associated with the re-insured policy. Adjustments to the liability for unpaid losses and loss expenses as well as amounts recoverable from re-insurers on unpaid losses are charged or credited to expense in the periods in which they are made.

Self-Insurance Reserves

U-Haul retains the risk for certain public liability and property damage programs related to the rental equipment. The consolidated balance sheets include $330.6 million and $295.6 million of liabilities related to these programs as of March 31, 2007 and 2006, respectively. Such liabilities are recorded within policy benefits and losses payable. Management takes into account losses incurred based upon actuarial estimates, past experience, current claim trends, as well as social and economic conditions. This liability is subject to change in the future based upon changes in the underlying assumptions including claims experience, frequency of incidents, and severity of incidents.

Additionally, as of March 31, 2007 and 2006 the consolidated balance sheets include liabilities of $3.9 million and $4.9 million for fiscal 2007 and 2006, respectively, related to Company provided medical plan benefits for eligible employees. The Company estimates this liability based on actual claims outstanding as of the balance sheet date as well as an actuarial estimate of claims incurred but not reported. This liability is reported net of estimated recoveries from excess loss reinsurance policies with unaffiliated insurers of $0.8 million and $0.0 million in fiscal 2007 and 2006, respectively. These amounts are recorded in accounts payable on the consolidated balance sheet.

Revenue Recognition

Self-moving rentals are recognized for the period that trucks and moving equipment are rented. Self-storage revenues, based upon the number of paid storage contract days, are recognized as earned during the period. Sales of self-moving and self-storage related products are recognized at the time that title passes and the customer accepts delivery. Insurance premiums are recognized over the policy periods. Interest and investment income are recognized as earned.

Advertising

All advertising costs are expensed as incurred. Advertising expense was $31.5 million in fiscal 2007, $31.3 million in fiscal 2006 and $32.9 million in fiscal 2005.

Deferred Policy Acquisition Costs

Commissions and other costs that fluctuate with, and are primarily related to the acquisition or renewal of certain insurance premiums, are deferred. For Oxford, these costs are amortized in relation to revenue such that costs are realized as a constant percentage of revenue. For RepWest, these costs are amortized over the related contract periods, which generally do not exceed one year.

Environmental Costs

Liabilities are recorded when environmental assessments and remedial efforts, if applicable, are probable and the costs can be reasonably estimated. The amount of the liability is based on management’s best estimate of undiscounted future costs. Certain recoverable environmental costs related to the removal of underground storage tanks or related contamination are capitalized and amortized over the estimated useful lives of the properties. These costs improve the safety or efficiency of the property or are incurred in preparing the property for sale.

Income Taxes

AMERCO files a consolidated tax return with all of its legal subsidiaries, except for DGLIC, which will file on a stand alone basis. SAC Holding Corporation and its legal subsidiaries and SAC Holding II Corporation and its legal subsidiaries file consolidated tax returns, which are in no way associated with AMERCO’s consolidated returns. In accordance with SFAS No. 109, the provision for income taxes reflects deferred income taxes resulting from changes in temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net earnings, foreign currency translation adjustments, unrealized gains and losses on investments and the change in fair value of cash flow hedges.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Adoption of New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS 158, Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans - an amendment of SFAS 87, 88, 106 and 132(R), which requires companies to recognize a net liability or asset to report the over-funded or under-funded status of their defined benefit pension and other postretirement benefit plans on their balance sheets and recognize changes in funded status in the year in which the changes occur through other comprehensive income. The funded status to be measured is the difference between plan assets at fair value and the benefit obligation. This Statement requires that gains and losses and prior service costs or credits, net of tax, that arise during the period be recognized as a component of other comprehensive income and not as components of net periodic benefit cost.

We adopted the balance sheet provisions of SFAS 158, as required, at March 31, 2007. As a result the Company recorded after tax unrecognized losses of $0.2 million to accumulated other comprehensive income in fiscal 2007. As discussed in Note 14 “Employee Benefit Plans” to the “Notes to Consolidated Financial Statements”, the Company previously used December 31 as the measurement date to measure the assets and obligations of its post retirement and post employment benefits plans. SFAS 158 requires the Company to perform the measurements at year end. The portion of the net periodic cost associated with the three month measurement lag was $0.1 million, after tax. This was recorded as an adjustment to retained earnings in fiscal 2007.

In September 2006, the SEC issued Staff Accounting Bulletin (SAB) 108 “Considering the Effects of Prior Year Misstatements in Current Year Financial Statements”, which provides interpretive guidance on how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. There was diversity in practice, with the two commonly used methods to quantify misstatements being the “rollover” method (which primarily focuses on the income statement impact of misstatements) and the “iron curtain” method (which focuses on the cumulative amount by which the current year balance sheet is misstated and may not prevent significant misstatements in the income statement). SAB 108 requires registrants to use a dual approach whereby both of these methods are considered in evaluating the materiality of financial statement errors. Prior materiality assessments will need to be reconsidered using both the rollover and iron curtain methods.

Effective March 31, 2007 the Company adopted SAB 108 and recorded a correction in the fourth quarter of fiscal 2007 related to prepaid expenses on leased equipment. In analyzing this error we determined that it was not material to our statement of earnings in any single quarter or annual period; however, the cumulative adjustment necessary would have been material in the current period. In accordance with SAB 108, the Company adjusted its beginning retained earnings balance for fiscal 2007 and its financial results for the first three quarters of fiscal 2007 for this adjustment. The Company determined that the adjustment would not be material in any specific period and therefore did not restate historical financial statements.

The error was related to rental equipment originally leased during periods between fiscal 2000 and fiscal 2002. The rental equipment was sold to the lessor at less than its book value and then subsequently leased back to the Company via an operating lease. The difference between the sales price to the lessor and the book value prior to the sale was deferred and amortized over the life of the equipment. Per SFAS 28 the amortization period should have been over the term of the lease. The Company quantified the error and in fiscal 2007 changed its accounting treatment for prepaid expenses on sales - leaseback vehicle transactions to ensure that all new instances would be accounted for properly.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Recent Accounting Pronouncements

In June 2006, the FASB issued a standard that addresses accounting for income taxes: FIN 48, Accounting for Uncertainty in Income Taxes. Among other things, FIN 48 requires applying an audit sustainability standard of “more likely than not” related to the recognition and de-recognition of tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the effect that the adoption will have on its Consolidated Financial Statements. The cumulative effect of applying the provisions of FIN 48, if any, will be reported as an adjustment to the opening balance of the Companies retained earnings at April 1, 2007.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements which establishes how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. The provisions of SFAS 157 are effective for us in April 2008. The Company is currently evaluating the impact of this statement on our Consolidated Financial Statements.

In February 2007 the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Liabilities, including an amendment of SFAS 115. This statement allows for a company to irrevocably elect fair value as the measurement attribute for certain financial assets and financial liabilities. Changes in the fair value of such assets are recognized in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The provision of SFAS 159 is effective for us in April 2008. The Company is currently evaluating the impact of this statement on our Consolidated Financial Statements.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Note 4: Earnings Per Share

Net earnings for purposes of computing earnings per common share are net earnings less preferred stock dividends. Preferred stock dividends include accrued dividends of AMERCO.

The shares used in the computation of the Company’s basic and diluted earnings per common share were as follows:

	Year Ended March 31,
	2007	2006	2005
Basic and diluted earnings per common share	$3.72	$5.19	$3.68
Weighted average common shares outstanding:
Basic and diluted	20,838,570	20,857,108	20,804,773

The weighted average common shares outstanding listed above exclude post-1992 shares of the employee stock ownership plan that have not been committed to be released. The unreleased shares net of shares committed to be released were 344,288, 393,174 and 456,254 as of March 31, 2007, 2006, and 2005, respectively.

6,100,000 shares of preferred stock have been excluded from the weighted average shares outstanding calculation because they are not common stock and they are not convertible into common stock.

Note 5: Reinsurance Recoverables and Trade Receivables, Net

Reinsurance recoverables and trade receivables, net were as follows:

	March 31,
	2007	2006
	(In thousands)
Reinsurance recoverable	$145,643	$182,382
Paid losses recoverable	8,394	15,366
Trade accounts receivable	18,768	17,789
Accrued investment income	6,810	7,654
Premiums and agents' balances	1,623	1,962
Independent dealer receivable	659	763
Other receivable	3,777	5,465
	185,674	231,381
Less: Allowance for doubtful accounts	(1,057)	(1,202)
	$184,617	$230,179

Note 6: Notes and Mortgage Receivables, Net

Notes and mortgage receivables, net were as follows:

	March 31,
	2007	2006
	(In thousands)
Notes, mortgage receivables and other, net of discount	$2,023	$2,926
Less: Allowance for doubtful accounts	(354)	(394)
	$1,669	$2,532

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Note 7: Investments

Held-to Maturity Investments

There were no held-to maturity investments at December 31, 2006.

Held-to maturity investments at December 31, 2005 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value

U.S. treasury securities and government obligations	$613	$107	$-	$720
Mortgage-backed securities	409	6	-	415
	$1,022	$113	$-	$1,135

The adjusted cost and estimated market value of held-to maturity investments in debt securities at December 31, 2005, by contractual maturity, were as follows:

	December 31, 2005

	Amortized Cost	Estimated Market Value
	(In thousands)
Due in one year or less	$169	$172
Due after one year through five years	203	228
Due after five years through ten years	167	210
After ten years	74	110
	613	720
Mortgage backed securities	409	415
	$1,022	$1,135

Expected maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

The Company deposits bonds with insurance regulatory authorities to meet statutory requirements. The adjusted cost of bonds on deposit with insurance regulatory authorities was $19.7 million at December 31, 2006 and $21.0 million at December 31, 2005.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Available-for-Sale Investments

Available-for-sale investments at December 31, 2006 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses More than 12 Months	Gross Unrealized Losses Less than 12 Months	Estimated Market Value
	(In thousands)
U.S. treasury securities and government obligations	$159,490	$975	$(2,353)	$(81)	$158,031
U.S. government agency mortgage-backed securities	101,354	442	(578)	(207)	101,011
Obligations of states and political subdivisions	2,027	11	(33)	-	2,005
Corporate securities	385,723	5,588	(3,464)	(732)	387,115
Mortgage-backed securities	16,149	50	(233)	(13)	15,953
Redeemable preferred stocks	17,331	272	-	(2)	17,601
Common stocks	112	-	(27)	-	85
	$682,186	$7,338	$(6,688)	$(1,035)	$681,801

Available-for-sale investments at December 31, 2005 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses More than 12 Months	Gross Unrealized Losses Less than 12 Months	Estimated Market Value
	(In thousands)
U.S. treasury securities and government obligations	$55,075	$1,385	$(126)	$(391)	$55,943
U.S. government agency mortgage-backed securities	45,480	573	(47)	(219)	45,787
Obligations of states and political subdivisions	1,568	1	(24)	(3)	1,542
Corporate securities	458,658	9,672	(3,538)	(3,843)	460,949
Mortgage-backed securities	112,432	670	(641)	(879)	111,582
Redeemable preferred stocks	18,531	517	-	-	19,048
Common stocks	184	-	(70)	(29)	85
	$691,928	$12,818	$(4,446)	$(5,364)	$694,936

The above tables include gross unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

The Company sold available-for-sale securities with a fair value of $113.4 million in 2006, $170.6 million in 2005, and $167.5 million in 2004. The gross realized gains on these sales totaled $1.6 million in 2006, $5.1 million in 2005 and $2.3 million in 2004. The Company realized gross losses on these sales of $1.9 million in 2006, $3.3 million in 2005 and $1.7 million in 2004.

The unrealized losses of more than twelve months in the above table are considered temporary declines. The Company tracks each investment with an unrealized loss and evaluates them on an individual basis for other-than-temporary impairments including obtaining corroborating opinions from third party sources, performing trend analysis and reviewing underlying management’s future plans. Certain of these investments had declines determined by management to be other -than-temporary and the Company recognized these write-downs through earnings in the amounts of approximately $1.4 million in 2006, $5.3 million in 2005 and $4.3 million in 2004.

The adjusted cost and estimated market value of available-for-sale investments in debt securities at December 31, 2006 and December 31, 2005, by contractual maturity, were as follows:

	December 31, 2006		December 31, 2005
	Amortized Cost	Estimated Market Value	Amortized Cost	Estimated Market Value
	(In thousands)
Due in one year or less	$57,304	$57,183	$58,593	$58,466
Due after one year through five years	227,023	225,926	216,188	216,119
Due after five years through ten years	166,473	165,477	154,656	154,490
After ten years	197,794	199,576	131,344	135,147
	648,594	648,162	560,781	564,222
Mortgage backed securities	16,149	15,953	112,432	111,581
Redeemable preferred stocks	17,331	17,601	18,531	19,048
Equity securities	112	85	184	85
	$682,186	$681,801	$691,928	$694,936

Investments, other

The carrying value of other investments was as follows:

	March 31,
	2007	2006
	(In thousands)
Short-term investments	$102,304	$129,325
Real estate	18,107	25,344
Mortgage loans, net	52,463	48,392
Policy loans	4,749	5,027
Other equity investments	1,076	1,273
	$178,699	$209,361
Short-term investments primarily consist of securities with fixed maturities of three months to one year from acquisition date.

Mortgage loans are carried at the unpaid balance, less an allowance for probable losses and any unamortized premium or discount. The allowance for probable losses was $0.8 million and $1.2 million as of March 31, 2007 and 2006, respectively. The estimated fair value of these loans as of March 31, 2007 and 2006, respectively approximated the carrying value. These loans represent first lien mortgages held by the Company’s insurance subsidiaries.

Real estate obtained through foreclosure and held for sale is carried at the lower of fair value at time of foreclosure or current estimated fair value. Equity investments are carried at cost and assessed for impairment.

Insurance policy loans are carried at their unpaid balance.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Note 8: Net Investment and Interest Income

Net investment and interest income, were as follows:

	Year Ended March 31,
	2007	2006	2005
	(In thousands)
Fixed maturities	$52,714	$39,918	$41,594
Real estate	609	6,593	12,836
Insurance policy loans	280	309	160
Mortgage loans	4,570	5,788	6,312
Short-term, amounts held by ceding reinsurers, net and other investments	6,616	5,253	(2,442)
Investment income	64,789	57,861	58,460
Less: investment expenses	(894)	(2,422)	(3,154)
Less: interest credited on annuity policies	(15,060)	(16,888)	(20,509)
Investment income - Related party	12,258	14,543	21,942
Net investment and interest income	$61,093	$53,094	$56,739

Note 9: Borrowings

Long-Term Debt

Long-term debt was as follows:

			March 31,
	2007 Rate (a)	Maturities	2007	2006
			(In thousands)
Real estate loan (amortizing term)	6.93%	2018	$295,000	$242,585
Real estate loan (revolving credit)	-	2018	-	-
Senior mortgages	5.47% - 5.75%	2015	521,332	531,309
Mezzanine loan (floating) (b)	-	-	-	19,393
Construction loan (revolving credit)	-	2009	-	-
Working capital loan (revolving credit)	-	2008	-	-
Fleet loans (amortizing term)	6.11% - 7.42%	2012-2014	364,833	82,347
Fleet loan (revolving credit)	-	2011	-	90,000
Total AMERCO notes and loans payable			$1,181,165	$965,634

(a) Interest rate as of March 31, 2007, including the effect of applicable hedging instruments
(b) Paid in full on August 30, 2006

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Real Estate Backed Loans

Real Estate Loan
Amerco Real Estate Company and certain of its subsidiaries and U-Haul Company of Florida are borrowers under a Real Estate Loan. The lender is Merrill Lynch Commercial Finance Corp. The original amount of the Real Estate Loan was $465.0 million with an original maturity date of June 10, 2010. On August 18, 2006, the loan was amended to increase the availability to $500.0 million and extend the final maturity date to August 2018. The loan is comprised of a term loan facility with initial availability of $300.0 million and a revolving credit facility with an availability of $200.0 million. As of March 31, 2007 the outstanding balance on the Real Estate Loan was $295.0 million, with no portion of the revolver drawn down. On the date of the amendment, the Company expensed $7.0 million of deferred charges associated with the initial loan. U-Haul International, Inc. is a guarantor of this loan.

The amortizing term portion of the Real Estate Loan requires monthly principal and interest payments, with the unpaid loan balance and accrued and unpaid interest due at maturity. The revolving credit portion of the Real Estate Loan requires monthly interest payments when drawn, with the unpaid loan balance and any accrued and unpaid interest due at maturity. The Real Estate Loan is secured by various properties owned by the borrowers.

The interest rate, per the provisions of the amended Loan Agreement, is the applicable London Inter-Bank Offer Rate (“LIBOR”) plus the applicable margin. At March 31, 2007 the applicable LIBOR was 5.32% and the applicable margin was 1.50%, the sum of which was 6.82%. The applicable margin ranges from 1.50% to 2.00%. The rate on the term facility portion of the loan is hedged with an interest rate swap fixing the rate at 6.93% based on current margin.

The default provisions of the Real Estate Loan include non-payment of principal or interest and other standard reporting and change-in-control covenants. There are limited restrictions regarding our use of the funds.

Senior Mortgages
Various subsidiaries of Amerco Real Estate Company and U-Haul International, Inc. are borrowers under the Senior Mortgages. The lenders for the Senior Mortgages are Merrill Lynch Mortgage Lending, Inc. and Morgan Stanley Mortgage Capital, Inc. The Senior Mortgages loan balances as of March 31, 2007 are in the aggregate amount of $465.2 million and are due July 2015. The Senior Mortgages require average monthly principal and interest payments of $3.0 million with the unpaid loan balance and accrued and unpaid interest due at maturity. The Senior Mortgages are secured by certain properties owned by the borrowers. The interest rates, per the provisions of the Senior Mortgages, are 5.68% per annum for the Merrill Lynch Mortgage Lending Agreement and 5.52% per annum for the Morgan Stanley Mortgage Capital Agreement. The default provisions of the Senior Mortgages include non-payment of principal or interest and other standard reporting and change-in-control covenants. There are limited restrictions regarding our use of the funds.

U-Haul Company of Canada is the borrower under a mortgage backed loan. The loan was arranged by Merrill Lynch Canada and the loan balance as of March 31, 2007 is $9.6 million ($11.0 million Canadian currency). The loan is secured by certain properties owned by the borrower. The loan was entered into on June 29, 2005 at a rate of 5.75%. The loan requires monthly principal and interest payments with the unpaid loan balance and accrued and unpaid interest due at maturity. It has a twenty-five year amortization with a maturity of July 1, 2015. The default provisions of the loan include non-payment of principal or interest and other standard reporting and change-in-control covenants. There are limited restrictions regarding our use of the funds.

A subsidiary of Amerco Real Estate Company is a borrower under a mortgage backed loan. The lender is Morgan Stanley Mortgage Capital, Inc. and the loan balance as of March 31, 2007 is $23.4 million. The loan was entered into on August 17, 2005 at a rate of 5.47%. The loan is secured by certain properties owned by the borrower. The loan requires monthly principal and interest payments with the unpaid loan balance and accrued and unpaid interest due at maturity. It has a twenty-five year amortization with a maturity of September 17, 2015. The default provisions of the loan include non-payment of principal or interest and other standard reporting and change-in-control covenants. There are limited restrictions regarding our use of the funds.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Various subsidiaries of Amerco Real Estate Company and U-Haul International, Inc. are borrowers under a mortgage backed loan. The lender is Lehman Brothers Bank, FSB and the loan balance as of March 31, 2007 is $23.1 million. The loan was entered into on October 6, 2005 at a rate of 5.72%. The loan is secured by certain properties owned by the borrower. The loan requires monthly principal and interest payments with the unpaid loan balance and accrued and unpaid interest due at maturity. It has a twenty-five year amortization with a maturity of October 11, 2015. The default provisions of the loan include non-payment of principal or interest and other standard reporting and change-in-control covenants. There are limited restrictions regarding our use of the funds.

Construction / Working Capital Loans
Amerco Real Estate Company and a subsidiary of U-Haul International, Inc. entered into a revolving credit facility with MidFirst Bank effective June 29, 2006. The maximum amount that can be drawn at any one time is $40.0 million. The final maturity is June 2009. As of March 31, 2007 the Company had not drawn on this line.

The Construction Loan requires monthly interest only payments with the principal and any accrued and unpaid interest due at maturity. The loan can be used to develop new or existing storage properties. The loan will be secured by the properties being constructed. The interest rate, per the provision of the Loan Agreement, is the applicable LIBOR plus a margin of 1.50%. The default provisions of the loan include non-payment of principal or interest and other standard reporting and change-in-control covenants.

Amerco Real Estate Company is a borrower under an asset backed facility. The lender is JP Morgan Chase Bank, and the facility is in the amount of $20.0 million. The loan was entered into on November 27, 2006 and is secured by certain properties owned by the borrower. The interest rate, per the provision of the Loan Agreement, is the applicable LIBOR plus a margin of 1.50%. The loan agreement provides for revolving loans, subject to the terms of the loan agreement with final maturity in November 2008, subject to a one year extension. The loan requires monthly interest payments with the unpaid loan balance and accrued and unpaid interest due at maturity. The default provisions of the loan include non-payment of principal or interest and other standard reporting and change-in-control covenants. At March 31, 2007 the facility was fully available.

Fleet Loans

Rental Truck Amortizing Loans
U-Haul International, Inc. and several of its subsidiaries are borrowers under an amortizing term loan. The lender is Merrill Lynch Commercial Finance Corp. The Company’s outstanding balance at March 31, 2007 was $118.2 million and the final maturity is April 2012.

The Merrill Lynch Rental Truck Amortizing Loan requires monthly principal and interest payments, with the unpaid loan balance and accrued and unpaid interest due at maturity. The Merrill Lynch Rental Truck Amortizing Loan was used to purchase new trucks. The interest rate, per the provision of the Loan Agreement, is the applicable LIBOR plus a margin between 1.50% and 1.75%. At March 31, 2007 the applicable LIBOR was 5.32% and the applicable margin was 1.75%, the sum of which was 7.07%. The interest rate is hedged with an interest rate swap fixing the rate at 6.81% based on the current margin. The default provisions of the loan include non-payment of principal or interest and other standard reporting and change-in-control covenants.

U-Haul International, Inc. and several of its subsidiaries are borrowers under an amortizing term loan. The lender is BTMU Capital Corporation (“BTMU”). The Company’s outstanding balance at March 31, 2007 was $133.8 million, and the final maturity is November 2012.

The BTMU Rental Truck Amortizing Loan requires monthly principal and interest payments, with the unpaid loan balance and accrued and unpaid interest due at maturity. The BTMU Rental Truck Amortizing Loan was used to purchase new trucks. The interest rate, per the provision of the Loan Agreement, is the applicable LIBOR plus a margin between 1.25% and 1.75%. At March 31, 2007 the applicable LIBOR was 5.32% and the applicable margin was 1.75%, the sum of which was 7.07%. The interest rate is hedged with an interest rate swap fixing the rate at 7.32% based on the current margin. AMERCO and U-Haul International, Inc. are guarantors of the loan. The default provisions of the loan include non-payment of principal or interest and other standard reporting and change-in-control covenants.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

U-Haul International, Inc. and several of its subsidiaries are borrowers under an amortizing term loan. The lender is Bayerische Hypo-und Vereinsbank AG (“HVB”). The Company’s outstanding balance at March 31, 2007 was $43.3 million and its final maturity is July 2013.

The HVB Rental Truck Amortizing Loan requires monthly principal and interest payments, with the unpaid loan balance and accrued and unpaid interest due at maturity. The HVB Rental Truck Amortizing Loan was used to purchase new trucks. The interest rate, per the provision of the Loan Agreement, is the applicable LIBOR plus a margin between 1.25% and 1.75%. At March 31, 2007 the applicable LIBOR was 5.32% and the applicable margin was 1.75%, the sum of which was 7.07%. The interest rate is hedged with an interest rate swap fixing the rate at 7.42% based on the current margin. U-Haul International, Inc. is a guarantor of this loan. The default provisions of the loan include non-payment of principal or interest and other standard reporting and change-in-control covenants.

U-Haul International, Inc. and several of its subsidiaries are borrowers under an amortizing term loan. The lender is U.S. Bancorp Equipment Finance, Inc. (“U.S. Bank”). The Company’s outstanding balance at March 31, 2007 was $29.5 million and its final maturity is February 2014.

The U.S. Bank Rental Truck Amortizing Loan requires monthly principal and interest payments, with the unpaid loan balance and accrued and unpaid interest due at maturity. The U.S. Bank Rental Truck Amortizing Loan was used to purchase new trucks. The interest rate, per the provision of the Loan Agreement, is the applicable LIBOR plus a margin between 0.900% and 1.125%. At March 31, 2007 the applicable LIBOR was 5.32% and the applicable margin was 1.125%, the sum of which was 6.45%. The interest rate is hedged with an interest rate swap fixing the rate at 6.37% based on the current margin. AMERCO and U-Haul International, Inc. are guarantors of this loan. The default provisions of the loan include non-payment of principal or interest and other standard reporting and change-in-control covenants.

U-Haul International, Inc. and several of its subsidiaries are borrowers under an amortizing term loan. The lenders are HSBC Bank US, NA and KBC Bank, NV (“HSBC/KBC”). The Company’s outstanding balance at March 31, 2007 was $40.0 million and its final maturity is March 2014.

The HSBC/KBC Rental Truck Amortizing Loan requires monthly principal and interest payments, with the unpaid loan balance and accrued and unpaid interest due at maturity. The HSBC/KBC Rental Truck Amortizing Loan was used to purchase new trucks. The interest rate, per the provision of the Loan Agreement, is the applicable LIBOR plus a margin between 0.900% and 1.125%. At March 31, 2007 the applicable LIBOR was 5.32% and the applicable margin was 1.125%, the sum of which was 6.45%. The interest rate is hedged with an interest rate swap fixing the rate at 6.11% based on the current margin. AMERCO is a guarantor of this loan. The default provisions of the loan include non-payment of principal or interest and other standard reporting and change-in-control covenants.

Revolving Credit Agreement
U-Haul International, Inc. and several of its subsidiaries are borrowers under a revolving credit facility. The lender is Merrill Lynch Commercial Finance Corp. The original amount that could be drawn was $150.0 million with an original maturity date of July 2010. On March 12, 2007, the revolving credit agreement was amended to limit the maximum amount that can be drawn to $100.0 million and extended the final maturity to March 2011. As of March 31, 2007, there was no balance outstanding on this revolving credit agreement.

The revolving credit agreement requires monthly interest payments, with the unpaid loan balance and accrued and unpaid interest due at maturity. The revolving credit agreement is secured by various older rental trucks. The interest rate, per the provision of the Loan Agreement, is the applicable LIBOR plus a margin of 1.37%.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Annual Maturities of AMERCO Consolidated Notes and Loans Payable
The annual maturities of AMERCO consolidated long-term debt as of March 31, 2007 for the next five years and thereafter is as follows:

	March 31,
	2008	2009	2010	2011	2012	Thereafter
	(In thousands)
Notes payable, secured	$92,335	$83,444	$63,033	$45,890	$72,285	$824,178

SAC Holding II Notes and Loans Payable to Third Parties

SAC Holding II notes and loans payable to third parties, other than AMERCO, were as follows:
	March 31,
	2007	2006
	(In thousands)
Notes payable, secured, 7.87% interest rate, due 2027	$74,887	$76,232

Secured notes payable are secured by deeds of trusts on the collateralized land and buildings. Principal and interest payments on notes payable to third party lenders are due monthly in the amount of $0.6 million. Certain notes payable contain provisions whereby the loans may not be prepaid at any time prior to the maturity date without payment to the lender of a Yield Maintenance Premium, as defined in the loan agreements.

On March 15, 2004, the SAC entities issued $200.0 million aggregate principal amount of 8.5% senior notes due 2014 (the “new SAC Notes”). SAC Holding Corporation and SAC Holding II Corporation are jointly and severally liable for these obligations. The proceeds from this issuance flowed exclusively to SAC Holding Corporation and as such SAC Holding II has recorded no liability for this. On August 30, 2004, SAC Holdings paid down $43.2 million on this note. On May 16, 2007, SAC Holdings gave notice it intends to pay off the remaining balance of the new SAC Notes and terminate the related indenture effective June 21, 2007. No funds from SAC Holding II are expected to be used as part of this transaction.

Annual Maturities of SAC Holding II Notes and Loans Payable to Third Parties

The annual maturities of SAC Holding II long-term debt as of March 31, 2007 for the next five years and thereafter is as follows:
	March 31,
	2008	2009	2010	2011	2012	Thereafter
	(In thousands)
Notes payable, secured	$1,440	$1,576	$1,706	$1,847	$1,986	$66,332

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

W.P. Carey Transactions

In 1999, AMERCO, U-Haul and Real Estate entered into financing agreements for the purchase and construction of self-storage facilities with the Bank of Montreal and Citibank (the “leases” or the “synthetic leases”). Title to the real property subject to these leases was held by non-affiliated entities.

These leases were amended and restated on March 15, 2004. In connection with such amendment and restatement, we paid down approximately $31.0 million of lease obligations and entered into leases with a three year term, with four one year renewal options. After such pay down, our lease obligation under the amended and restated synthetic leases was approximately $218.5 million.

On April 30, 2004, the amended and restated leases were terminated and the properties underlying these leases were sold to UH Storage (DE) Limited Partnership, an affiliate of W. P. Carey. U-Haul entered into a ten year operating lease with W. P. Carey (UH Storage DE) for a portion of each property (the portion of the property that relates to U-Haul’s truck and trailer rental and moving supply sales businesses). The remainder of each property (the portion of the property that relates to self-storage) was leased by W. P. Carey (UH Storage DE) to Mercury Partners, LP (“Mercury”) pursuant to a twenty year lease. These events are referred to as the “W. P. Carey Transactions.” As a result of the W. P. Carey Transactions, we no longer have a capital lease related to these properties.

The sales price for these transactions was $298.4 million and cash proceeds were $298.9 million. The Company realized a gain on the transaction of $2.7 million, which is being amortized over the life of the lease term.

As part of the W. P. Carey Transactions, U-Haul entered into agreements to manage these properties (including the portion of the properties leased by Mercury). These management agreements allow us to continue to operate the properties as part of the U-Haul moving and self-storage system.

U-Haul’s annual lease payments under the new lease are approximately $10.0 million per year, with Consumer Price Index (“CPI”) inflation adjustments beginning in the sixth year of the lease. The lease term is ten years, with a renewal option for an additional ten years. Upon closing of the W. P. Carey Transactions, we made a $22.9 million earn-out deposit, providing us with the opportunity to be reimbursed for certain capital improvements we previously made to the properties, and a $5.0 million security deposit. U-Haul met the requirements under the lease regarding the return of the earn-out deposit which was refunded in fiscal 2006.

The property management agreement we entered into with Mercury provides that Mercury will pay U-Haul a management fee based on gross self-storage rental revenues generated by the properties. During fiscal 2007 and 2006, U-Haul received cash payments of $1.8 million and $3.4 million, respectively in management fees from Mercury.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Note 10: Interest on Borrowings

Interest Expense

Expense’s associated with loans outstanding was as follows:

	Year ended March 31,
	2007	2006	2005
	(In thousands)
Interest expense	$76,034	$61,285	$62,706
Capitalized interest	(596)	(151)	(186)
Amortization of transaction costs	3,960	3,871	3,321
Interest (income) expense resulting from derivatives	(2,669)	(1,655)	1,137
Write-off of transactions costs related to early extinguishment of debt	6,969	14,384	-
Fees on early extinguishment of debt	-	21,243	-
Total AMERCO interest expense	83,698	98,977	66,978
SAC Holding II interest expense	13,062	12,840	14,187
Less: Intercompany transactions	(7,035)	(6,709)	(7,960)
Total SAC Holding II interest expense	6,027	6,131	6,227
Total	$89,725	$105,108	$73,205

Interest paid in cash by AMERCO amounted to $72.9 million, $59.8 million and $57.6 million for fiscal 2007, 2006 and 2005, respectively. Early extinguishment fees paid in cash by AMERCO was $21.2 million in fiscal 2006.

The exposure to market risk for changes in interest rates relates primarily to our variable rate debt obligations. We have used interest rate swap and interest rate cap agreements to provide for matching the gain or loss recognition on the hedging instrument with the recognition of the changes in the cash flows associated with the hedged asset or liability attributable to the hedged risk or the earnings effect of the hedged forecasted transaction. On June 8, 2005, the Company entered into separate interest rate swap contracts for $100.0 million of our variable rate debt over a three year term and for $100.0 million of our variable rate debt over a five year term, which were designated as cash flow hedges effective July 1, 2005. These swap contracts were cancelled on August 16, 2006 in conjunction with our amendment of the Real Estate Loan and we entered into a new interest rate swap contract for $300.0 million of our variable rate debt over a twelve year term effective on August 18, 2006. On May 13, 2004, the Company entered into separate interest rate cap contracts for $200.0 million of our variable rate debt over a two year term and for $50.0 million of our variable rate debt over a three year term; however, these contracts were dedesignated as cash flow hedges effective July 11, 2005 when the Real Estate Loan was paid down by $222.4 million. The $200.0 million interest rate cap contract expired on May 17, 2006 and the $50.0 million interest rate cap contract expired on May 17, 2007. On November 15, 2005, the Company entered into a forward starting interest rate swap contract for $142.3 million of a variable rate debt over a six year term that started on May 10, 2006. On June 21, 2006, the Company entered into a forward starting interest rate swap contract for $50.0 million of our variable rate debt over a seven year term that started on July 10, 2006. On June 9, 2006, the Company entered into a forward starting interest rate swap contract for $144.9 million of a variable rate debt over a six year term that started on October 10, 2006. On February 9, 2007, the Company entered into an interest rate swap contract for $30.0 million of our variable rate debt over a seven year term that started on February 12, 2007. On March 8, 2007, the Company entered into two separate interest rate swap contracts each for $20.0 million of our variable rate debt over a seven year term that started on March 10, 2007. These interest rate swap agreements were designated cash flow hedges on their effective dates.

The interest rate cap agreement is no longer designated as a hedge as it was replaced with an interest rate swap agreement when the associated debt was replaced in fiscal 2007. Therefore all changes in the interest rate caps fair value (including changes in the option’s time value), are charged to earnings. Previously the change in each caplets’ respective allocated fair value amount was reclassified out of accumulated other comprehensive income into earnings when each of the hedged forecasted transactions (the quarterly interest payments) impact earnings and when interest payments are either made or received. For the year ended March 31, 2007, the Company recorded $0.2 million to interest income related to these cap agreements which consists of $1.8 million of interest expense representing the portion of the caps in excess of the balance of related debt that impacted earnings during the period net of cash received of $2.0 million.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

The hedging relationship of the interest rate swap agreements is not considered to be perfectly effective. Therefore, for each reporting period an effectiveness test is performed. For the portion of the change in the interest rate swaps fair value deemed effective, this is charged to accumulated other comprehensive income. The remaining ineffective portion is charged to interest expense for the period. For the year ended March 31, 2007, the Company recorded $2.4 million to interest income related to these swap agreements, all of which represented the ineffective component of the swap that impacted earnings during the period.

Interest Rates

Interest rates and Company borrowings were as follows:

	Revolving Credit Activity
	Year Ended March 31,
	2007	2006	2005
	(In thousands, except interest rates)
Weighted average interest rate during the year	6.76%	5.95%	5.69%
Interest rate at year end	-	6.45%	6.43%
Maximum amount outstanding during the year	$90,000	$158,011	$164,051
Average amount outstanding during the year	$70,027	$96,710	$46,771
Facility fees	$300	$-	$-

Note 11: Stockholders’ Equity

The Serial common stock may be issued in such series and on such terms as the Board shall determine. The Serial preferred stock may be issued with or without par value. The 6,100,000 shares of Series A, no par, non-voting, 8½% cumulative preferred stock that are issued and outstanding are not convertible into, or exchangeable for, shares of any other class or classes of stock of AMERCO. Dividends on the Series A preferred stock are payable quarterly in arrears and have priority as to dividends over the common stock of AMERCO.

On September 13, 2006, the Company announced that its Board had authorized the Company to repurchase up to $50.0 million of its Common Stock. The stock may be repurchased by the Company from time to time on the open market between September 13, 2006 and October 31, 2007. On March 9, 2007, the Board authorized an increase in the Company’s common stock repurchase program to a total aggregate amount, net of brokerage commissions, of $115.0 million (which amount is inclusive of the $50.0 million common stock repurchase program approved by the Board in 2006). As with the original program, the Company may repurchase stock from time to time on the open market until October 31, 2007. The extent to which the Company repurchases its shares and the timing of such purchases will depend upon market conditions and other corporate considerations. The purchases will be funded from available working capital. During the fourth quarter of fiscal 2007, the Company repurchased 739,291 shares.

The repurchases made by the Company were as follows:

Period	Total # of Shares Repurchased	Average Price Paid per Share (1)	Total # of Shares Repurchased as Part of Publicly Announced Plan	Total $ of Shares Repurchased as Part of Publicly Announced Plan	Maximum $ of Shares That May Yet be Repurchased Under the Plan

January 1 - 31, 2007	-	-	-	-	$50,000,000
February 1 - 28, 2007	268,653	$68.37	268,653	$18,368,840	$31,631,160
March 1 - 31, 2007 (2)	470,638	$65.31	470,638	$30,737,262	$65,893,898
Fourth Quarter Total	739,291	$66.42	739,291	$49,106,102

(1) Represents weighted average purchase price for the periods represented.

(2) On March 9, 2007, the Board authorized an increase in the Company's common stock repurchase program to a total aggregate amount, net of brokerage commissions, of $115.0 million (which amount is inclusive of the $50.0 million common stock repurchase program approved by the Board in 2006).

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Note 12: Comprehensive Income (Loss)

A summary of accumulated other comprehensive income (loss) components were as follows:

	Foreign Currency Translation	Unrealized Gain (Loss) on Investments	Fair Market Value of Cash Flow Hedge	Adjustment to initially apply FASB Statement No. 158	Accumulated Other Comprehensive Income (Loss)
	(In thousands)
Balance at March 31, 2004	$(34,913)	$19,516	$-	$-	$(15,397)
Foreign currency translation - U-Haul	1,569	-	-	-	1,569
Unrealized loss on investments	-	(10,831)	-	-	(10,831)
Change in fair value of cash flow hedge	-	-	47	-	47
Balance at March 31, 2005	(33,344)	8,685	47	-	(24,612)
Foreign currency translation - U-Haul	(903)	-	-	-	(903)
Unrealized loss on investments	-	(7,968)	-	-	(7,968)
Change in fair value of cash flow hedge	-	-	4,581	-	4,581
Balance at March 31, 2006	(34,247)	717	4,628	-	(28,902)
Foreign currency translation - U-Haul	(1,919)	-	-	-	(1,919)
Unrealized loss on investments	-	(1,072)	-	-	(1,072)
Change in fair value of cash flow hedge	-	-	(9,733)	-	(9,733)
Adjustment to initially apply FASB Statement No. 158	-	-	-	(153)	(153)
Balance at March 31, 2007	$(36,166)	$(355)	$(5,105)	$(153)	$(41,779)

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Note 13: Provision for Taxes

Income before taxes and the provision for taxes consisted of the following:

	Year Ended March 31,
	2007	2006	2005
	(In thousands)
Pretax earnings:
U.S.	$149,169	$199,847	$143,840
Non-U.S.	(3,346)	426	1,292
Total pretax earnings	$145,823	$200,273	$145,132
Provision for taxes:
Federal:
Current	$47,758	$49,652	$30,539
Deferred	900	16,239	17,801
State:
Current	2,251	6,115	5,752
Deferred	5,128	6,329	1,616
Non-U.S.:
Current	338	439	-
Deferred	(1,105)	345	-
Total income tax expense	$55,270	$79,119	$55,708

Income taxes paid in cash amounted to $74.8 million, $43.3 million, and $30.0 million for fiscal 2007, 2006, and 2005, respectively.

The difference between the tax provision at the statutory federal income tax rate and the tax provision attributable to income before taxes was as follows:

	Year ended March 31,
	2007	2006	2005
	(In percentages)
Statutory federal income tax rate	35.00%	35.00%	35.00%
Increase (reduction) in rate resulting from:
State and foreign taxes, net of federal benefit	2.78%	4.41%	3.16%
Canadian subsidiary loss	0.80%	(0.07)%	(0.31)%
Interest on deferred taxes	0.69%	0.44%	0.43%
Dividend received deduction	(0.03)%	0.00%	0.00%
Other	(1.34)%	(0.27)%	0.10%
Effective tax rate	37.90%	39.51%	38.38%

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Significant components of the Company’s deferred tax assets and liabilities were as follows:

	March 31,
	2007	2006
	(In thousands)
Deferred tax assets:
Net operating loss and credit carry forwards	$11,342	$7,906
Accrued expenses	116,989	102,159
Policy benefit and losses, claims and loss expenses payable, net	13,527	17,476
Unrealized gains	-	677
Total deferred tax assets	141,858	128,218
Deferred tax liabilities:
Property, plant and equipment	246,992	221,578
Deferred policy acquisition costs	5,330	7,608
Other	625	7,124
Unrealized losses	2,081	-
Total deferred tax liabilities	255,028	236,310
Net deferred tax liability	$113,170	$108,092

Under the provisions of the Tax Reform Act of 1984, the balance in Oxford’s account designated “Policyholders’ Surplus Account” is frozen at its December 31, 1983 balance of $19.3 million. Federal income taxes (Phase III) will be payable thereon at applicable current rates if amounts in this account are distributed to the stockholder or to the extent the account exceeds a prescribed maximum. Oxford did not incur a Phase III liability for the years ended December 31, 2006, 2005 and 2004.

The SAC Holding II affiliated group, which began to file tax returns in the fiscal year ending March 31, 2003, and has net operating losses of $18.9 million and $18.2 million in fiscal years ending March 31, 2007 and March 31, 2006, respectively, to offset taxable income in future years. These carry forwards expire in 2023 through 2027.

Under certain circumstances and sections of the Internal Revenue Code, a change in ownership for tax purposes could limit the amount of net operating loss carry forwards that can be used to offset future taxable income.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Note 14: Employee Benefit Plans

Profit Sharing Plans

The Company provides tax-qualified profit sharing retirement plans for the benefit of eligible employees, former employees and retirees in the U.S. and Canada. The plans are designed to provide employees with an accumulation of funds for retirement on a tax-deferred basis and provide for annual discretionary employer contributions. Amounts to be contributed are determined by the Chief Executive Officer (“CEO”) of the Company under the delegation of authority from the Board, pursuant to the terms of the Profit Sharing Plan. No contributions were made to the profit sharing plan during fiscal 2007, 2006 or 2005.

The Company also provides an employee savings plan which allows participants to defer income under Section 401(k) of the Internal Revenue Code of 1986.

ESOP Plan

The Company sponsors a leveraged employee stock ownership plan (“ESOP”) that generally covers all employees with one year or more of service. The ESOP shares initially were pledged as collateral for its debt which was originally funded by U-Haul. As the debt is repaid, shares are released from collateral and allocated to active employees, based on the proportion of debt service paid in the year. When shares are scheduled to be released from collateral, prorated over the year, the Company reports compensation expense equal to the current market price of the shares scheduled to be released, and the shares become outstanding for earnings per share computations. ESOP compensation expense was $4.7 million and $3.3 million for fiscal 2007 and 2006, respectively. Listed below is a summary of these financing arrangements as of fiscal year-end:

		Interest Payments
Financing Date	Outstanding as of March 31, 2007	2007	2006	2005
		(In thousands)
June, 1991	$10,433	$694	$1,070	$1,008
March, 1999	60	5	9	8
February, 2000	419	31	53	54
April, 2001	117	6	10	9

Shares are released from collateral and allocated to active employees based on the proportion of debt service paid in the plan year. Contributions to the Plan Trust (“ESOT”) during fiscal 2007, 2006 and 2005 were $2.0 million, $2.3 million and $2.1 million, respectively.

Shares held by the Plan were as follows:

	Year Ended March 31,
	2007	2006
	(In thousands)
Allocated shares	1,416	1,474
Unreleased shares	494	569
Fair value of unreleased shares	$26,288	$41,726

For purposes of the above schedule, the fair value of unreleased shares issued prior to 1992 is defined as the historical cost of such shares. The fair value of unreleased shares issued subsequent to December 31, 1992 is defined as the trading value of such shares as of March 31, 2007 and March 31, 2006, respectively.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Insurance Plans

Oxford insured various group life and group disability insurance plans covering employees of the Company. Premiums earned by Oxford on these policies were $3.3 million, $3.5 million and $3.3 million for the years ended December 31, 2006, 2005, and 2004, respectively. The group life premiums were paid by the Company and those amounts were eliminated from the Company’s financial statements in consolidation. Oxford discontinued its participation in this program effective October 2006. The employee group life coverage is now provided by an unrelated third party insurer. Oxford was the insurance carrier for the employee disability plan through April 30, 2007. This program is now provided to employees by an unrelated third party insurer. The group disability premiums are paid by the covered employees.

Post Retirement and Post Employment Benefits

The Company provides medical and life insurance benefits to its eligible employees and their dependents upon retirement from the Company. The retirees must have attained age sixty-five and earned twenty years of full-time service upon retirement for coverage under the medical plan. The medical benefits are capped at a $20,000 lifetime maximum per covered person. The benefits are coordinated with Medicare and any other medical policies in force. Retirees who have attained age sixty-five and earned at least ten years of full-time service upon retirement from the Company are entitled to group term life insurance benefits. The life insurance benefit is $2,000 plus $100 for each year of employment over ten years. The plan is not funded and claims are paid as they are incurred. In prior years the Company elected to use a December 31 measurement date for its post retirement benefit disclosures as of March 31.

Effective March 31, 2007, the Company adopted SFAS 158, which requires that the Consolidated Balance Sheet reflect the unfunded status of the Company’s postretirement benefit plan and measure these benefits as of the end of the fiscal year. Previously, the Company had measured these benefits on a three month lag, as allowed by SFAS 106. SFAS 158 requires the valuation be performed as of the balance sheet date. The provisions of SFAS 158 do not permit retrospective application. The portion of the net periodic cost associated with the elimination of the timing gap was $0.1 million, net of taxes, and recorded as an adjustment to retained earnings in fiscal 2007. Additionally, SFAS 158 requires the unrecognized net gain or loss now be reclassified to accumulated other comprehensive income. As of March 31, 2007 this resulted in a reduction of other comprehensive income in the amount of $0.2 million, net of tax.

The components of net periodic post retirement benefit cost were as follows:
	Year Ended March 31,
	2007	2006	2005
	(In thousands)
Service cost for benefits earned during the period	$572	$373	$316
Interest cost on accumulated postretirement benefit	464	306	313
Other components	(63)	(299)	(317)
Net periodic postretirement benefit cost	$973	$380	$312

The fiscal 2007 and fiscal 2006 post retirement benefit liability included the following components:
	Year Ended March 31,
	2007	2006
	(In thousands)
Beginning of year	$8,183	$5,376
Service cost for benefits earned during the period	715	373
Interest cost on accumulated post retirement benefit	580	306
Net benefit payments and expense	(429)	(417)
Actuarial (gain) loss	1,735	2,545
Accumulated postretirement benefit obligation	10,784	8,183
Unrecognized net gain	-	1,563
Total post retirement benefit liability recognized in statement of financial position	10,784	9,746
Components included in accumulated other comprehensive income:
Unrecognized net gain (loss)	(251)	-
Cumulative net periodic benefit cost (in excess of employer contribution)	$10,533	$9,746

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

The discount rate assumptions in computing the information above were as follows:

	Year Ended March 31,
	2007	2006	2005
	(In percentages)
Accumulated postretirement benefit obligation	5.75%	5.75%	5.75%

The discount rate represents the expected yield on a portfolio of high grade (AA to AAA rated or equivalent) fixed income investments with cash flow streams sufficient to satisfy benefit obligations under the plan when due. Fluctuations in the discount rate assumptions primarily reflect changes in U.S. interest rates. The estimated health care cost inflation rates used to measure the accumulated post retirement benefit obligation was 6.50% in fiscal 2007, which was projected to decline annually to an ultimate rate of 4.50% in fiscal 2014.

If the estimated health care cost inflation rate assumptions were increased by one percent, the accumulated post retirement benefit obligation as of fiscal year-end would increase by approximately $209,127 and the total of the service cost and interest cost components would increase by $41,789. A decrease in the estimated health care cost inflation rate assumption of one percent would decrease the accumulated post retirement benefit obligation as of fiscal year-end by $235,499 and the total of the service cost and interest cost components would decrease by $47,631.

Post employment benefits provided by the Company, other than retirement, are not material.

Future net benefit payments are expected as follows:

Amount
(In thousands)
Year-ended:
2008	$387
2009	443
2010	517
2011	586
2012	668
2013 through 2017	4,810
Total	$7,411

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Note 15: Reinsurance and Policy Benefits and Losses, Claims and Loss Expenses Payable

During their normal course of business, our insurance subsidiaries assume and cede reinsurance on both a coinsurance and a risk premium basis. They also obtain reinsurance for that portion of risks exceeding their retention limits. The maximum amount of life insurance retained on any one life is $150,000.

	Direct Amount (a)	Ceded to Other Companies	Assumed from Other Companies	Net Amount (a)	Percentage of Amount Assumed to Net
	(In thousands)
Year ended December 31, 2006
Life insurance in force	$393,400	$5,662	$1,483,250	$1,870,988	79%
Premiums earned:
Life	$9,569	$315	$4,980	$14,234	35%
Accident and health	96,285	1,390	6,234	101,129	6%
Annuity	2,558	-	2,478	5,036	49%
Property and casualty	18,710	2,220	7,845	24,335	32%
Total	$127,122	$3,925	$21,537	$144,734

Year ended December 31, 2005
Life insurance in force	$586,835	$120,220	$1,642,876	$2,109,491	78%
Premiums earned:
Life	$8,708	$1,862	$7,211	$14,057	51%
Accident and health	91,986	1,887	10,071	100,170	10%
Annuity	2,174	-	2,432	4,606	53%
Property and casualty	22,559	3,288	6,730	26,001	26%
Total	$125,427	$7,037	$26,444	$144,834

Year ended December 31, 2004
Life insurance in force	$1,147,380	$336,575	$1,785,441	$2,596,246	69%
Premiums earned:
Life	$9,372	$6,106	$8,365	$11,631	72%
Accident and health	99,402	6,715	17,726	110,413	16%
Annuity	1,901	-	2,291	4,192	55%
Property and casualty	29,965	10,235	5,257	24,987	21%
Total	$140,640	$23,056	$33,639	$151,223

(a)  Balances are reported net of inter-segment transactions.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Premiums eliminated in consolidation were as follows:

	RepWest	Oxford
	(In thousands)
2006	$-	$1,191
2005	-	1,519
2004	-	1,474

To the extent that a re-insurer is unable to meet its obligation under the related reinsurance agreements, RepWest would remain liable for the unpaid losses and loss expenses. Pursuant to certain of these agreements, RepWest holds letters of credit at years-end in the amount of $3.8 million from re-insurers and has issued letters of credit in the amount of $9.1 million in favor of certain ceding companies.

Policy benefits and losses, claims and loss expenses payable for RepWest were as follows:

	Year Ended December 31,
	2006	2005
	(In thousands)
Unpaid losses and loss adjustment expense	$288,783	$346,928
Reinsurance losses payable	1,999	3,475
Unearned premiums	459	2,557
Total	$291,241	$352,960

Activity in the liability for unpaid losses and loss adjustment expenses for RepWest is summarized as follows:

	Year Ended December 31,
	2006	2005	2004
	(In thousands)
Balance at January 1	$346,928	$380,875	$416,259
Less reinsurance recoverable	181,388	189,472	177,635
Net balance at January 1	165,540	191,403	238,624
Incurred related to:
Current year	6,006	6,429	17,960
Prior years	15,895	16,161	21,773
Total incurred	21,901	22,590	39,733
Paid related to:
Current year	3,492	3,774	13,570
Prior years	40,116	44,679	73,384
Total paid	43,608	48,453	86,954
Net balance at December 31	143,833	165,540	191,403
Plus reinsurance recoverable	144,950	181,388	189,472
Balance at December 31	$288,783	$346,928	$380,875

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Note 16: Contingent Liabilities and Commitments

The Company leases a portion of its rental equipment and certain of its facilities under operating leases with terms that expire at various dates substantially through 2012, with the exception of one land lease expiring in 2034. At March 31, 2007, AMERCO has guaranteed $172.3 million of residual values for these rental equipment assets at the end of the respective lease terms. Certain leases contain renewal and fair market value purchase options as well as mileage and other restrictions. At the expiration of the lease, the Company has the option to renew the lease, purchase the asset for fair market value, or sell the asset to a third party on behalf of the lessor. AMERCO has been leasing equipment since 1987 and has experienced no material losses relating to these types of residual value guarantees.

Lease expenses were as follows:

	Year Ended March 31,
	2007	2006	2005
	(In thousands)
Lease expense	$149,044	$142,781	$151,354

Lease commitments for leases having terms of more than one year were as follows:

	Property, Plant and Equipment	Rental Equipment	Total
		(In thousands)
Year-ended March 31:
2008	$12,414	$108,614	$121,028
2009	12,204	91,355	103,559
2010	11,790	79,346	91,136
2011	11,567	57,233	68,800
2012	11,325	39,847	51,172
Thereafter	27,879	36,804	64,683
Total	$87,179	$413,199	$500,378

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Note 17: Contingencies

Shoen

On September 24, 2002, Paul F. Shoen filed a derivative action in the Second Judicial District Court of the State of Nevada, Washoe County, captioned Paul F. Shoen vs. SAC Holding Corporation et al., CV02-05602, seeking damages and equitable relief on behalf of AMERCO from SAC Holdings and certain current and former members of the AMERCO Board of Directors, including Edward J. Shoen, Mark V. Shoen and James P. Shoen as defendants. AMERCO is named a nominal defendant for purposes of the derivative action. The complaint alleges breach of fiduciary duty, self-dealing, usurpation of corporate opportunities, wrongful interference with prospective economic advantage and unjust enrichment and seeks the unwinding of sales of self-storage properties by subsidiaries of AMERCO to SAC Holdings prior to the filing of the complaint. The complaint seeks a declaration that such transfers are void as well as unspecified damages. On October 28, 2002, AMERCO, the Shoen directors, the non-Shoen directors and SAC Holdings filed Motions to Dismiss the complaint. In addition, on October 28, 2002, Ron Belec filed a derivative action in the Second Judicial District Court of the State of Nevada, Washoe County, captioned Ron Belec vs. William E. Carty, et al., CV 02-06331 and on January 16, 2003, M.S. Management Company, Inc. filed a derivative action in the Second Judicial District Court of the State of Nevada, Washoe County, captioned M.S. Management Company, Inc. vs. William E. Carty, et al., CV 03-00386. Two additional derivative suits were also filed against these parties. These additional suits are substantially similar to the Paul F. Shoen derivative action. The five suits assert virtually identical claims. In fact, three of the five plaintiffs are parties who are working closely together and chose to file the same claims multiple times. These lawsuits alleged that the AMERCO Board lacked independence. In reaching its decision to dismiss these claims, the court determined that the AMERCO Board of Directors had the requisite level of independence required in order to have these claims resolved by the Board. The court consolidated all five complaints before dismissing them on May 28, 2003. Plaintiffs appealed and, on July 13, 2006, the Nevada Supreme Court reviewed and remanded the claim to the trial court for proceedings consistent with its ruling, allowing the plaintiffs to file an amended complaint and plead in addition to substantive claims, demand futility. On November 8, 2006, the nominal plaintiffs filed an Amended Complaint. On December 22, 2006, the defendants filed Motions to Dismiss. Briefing was concluded on February 21, 2007. On March 30, 2007, the Court heard oral argument on Defendants’ Motions to Dismiss and requested supplemental briefing. The supplemental briefs were filed on May 14, 2007.

Environmental

In the normal course of business, AMERCO is a defendant in a number of suits and claims. AMERCO is also a party to several administrative proceedings arising from state and local provisions that regulate the removal and/or cleanup of underground fuel storage tanks. It is the opinion of management, that none of these suits, claims or proceedings involving AMERCO, individually or in the aggregate, are expected to result in a material loss.

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

Based upon the information currently available to Real Estate, compliance with the environmental laws and its share of the costs of investigation and cleanup of known hazardous waste sites are not expected to have a material adverse effect on AMERCO’s financial position or operating results. Real Estate expects to spend approximately $7.6 million in total through 2011 to remediate these properties.

Other

The Company is named as a defendant in various other litigation and claims arising out of the normal course of business. In management’s opinion none of these other matters will have a material effect on the Company’s financial position and results of operations.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Note 18: Preferred Stock Purchase Rights

The Board of Directors of AMERCO adopted a stockholder-rights plan in July 1998. The rights were declared as a dividend of one preferred share purchase right for each outstanding share of the common stock of AMERCO. The dividend distribution was payable on August 17, 1998 to stockholders of record on that date. When exercisable, each right will entitle its holder to purchase from AMERCO one one-hundredth of a share of AMERCO Series C Junior Participating Preferred Stock (Series C), no par value, at a price of $132.00 per one one-hundredth of a share of Series C, subject to adjustment. AMERCO has created a series of 3,000,000 shares of authorized but not issued preferred stock for the Series C stock authorized in this stockholder-rights plan.

The rights will become exercisable if a person or group of affiliated or associated persons acquire or obtain the right to acquire beneficial ownership of 10% or more of the common stock without approval of a majority of the Board of Directors of AMERCO. The rights expire on August 7, 2008 unless earlier redeemed or exchanged by AMERCO.

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

Note 19: Related Party Transactions

AMERCO has engaged in related party transactions and has continuing related party interests with certain major stockholders, directors and officers of the consolidated group as disclosed below. Management believes that the transactions described below and in the related notes were consummated on terms equivalent to those that would prevail in arm’s-length transactions.

SAC Holdings was established in order to acquire self-storage properties. These properties are being managed by the Company pursuant to management agreements. The sale of self-storage properties by the Company to SAC Holdings has in the past provided significant cash flows to the Company and certain of the Company’s outstanding loans to SAC Holdings entitle the Company to participate in SAC Holdings’ excess cash flows (after senior debt service).

Management believes that its sales of self-storage properties to SAC Holdings in the past provided a unique structure for the Company to earn moving equipment rental revenues and property management fee revenues from the SAC Holdings self-storage properties that the Company manages and to participate in SAC Holdings’ excess cash flows as described above. To date, no excess cash flows relative to these arrangements have been earned or paid.

During fiscal 2007, subsidiaries of the Company held various junior unsecured notes of SAC Holdings. Substantially all of the equity interest of SAC Holdings is controlled by Blackwater, wholly-owned by Mark V. Shoen, a significant shareholder and executive officer of AMERCO. The Company does not have an equity ownership interest in SAC Holdings. The Company recorded interest income of $19.2 million, $19.4 million and $22.0 million, and received cash interest payments of $44.5 million, $11.2 million and $11.7 million, from SAC Holdings during fiscal 2007, 2006 and 2005, respectively. The cash interest payments for fiscal 2007 included a payment to significantly reduce the outstanding interest receivable from SAC Holdings. The largest aggregate amount of notes receivable outstanding during fiscal 2007 and the aggregate notes receivable balance at March 31, 2007 and March 31, 2006 was $203.7 million, of which $75.1 million is with SAC Holding II and has been eliminated in the consolidated financial statements.

Interest accrues on the outstanding principal balance of junior notes of SAC Holdings that the Company holds at a stated rate of basic interest. A fixed portion of that basic interest is paid on a monthly basis.

Additional interest can be earned on notes totaling $142.3 million of principal depending upon the amount of remaining basic interest and the cash flow generated by the underlying property. This amount is referred to as the “cash flow-based calculation.”

To the extent that this cash flow-based calculation exceeds the amount of remaining basic interest, contingent interest is paid on the same monthly date as the fixed portion of basic interest. To the extent that the cash flow-based calculation is less than the amount of remaining basic interest, the additional interest payable on the applicable monthly date is limited to the amount of that cash flow-based calculation. In such a case, the excess of the remaining basic interest over the cash flow-based calculation is deferred. In addition, subject to certain contingencies, the junior notes provide that the holder of the note is entitled to receive a portion of the appreciation realized upon, among other things, the sale of such property by SAC Holdings.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

During fiscal 2007, AMERCO and U-Haul held various junior notes with Private Mini. The equity interests of Private Mini are ultimately controlled by Blackwater. The Company recorded interest income of $5.0 million and $5.1 million, and received cash interest payments of $5.0 million and $1.4 million, from Private Mini during fiscal 2007 and 2006, respectively. The balance of notes receivable from Private Mini at March 31, 2007 and 2006 was $70.1 million and $71.0 million, respectively. The largest aggregate amount outstanding during fiscal 2007 was $70.8 million.

The Company currently manages the self-storage properties owned or leased by SAC Holdings, Mercury, 4 SAC, 5 SAC, Galaxy, and Private Mini pursuant to a standard form of management agreement, under which the Company receives a management fee of between 4% and 10% of the gross receipts plus reimbursement for certain expenses. The Company received management fees, exclusive of reimbursed expenses, of $23.5 million, $22.5 million and $14.4 million from the above mentioned entities during fiscal 2007, 2006 and 2005, respectively. This management fee is consistent with the fee received for other properties the Company previously managed for third parties. SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini are substantially controlled by Blackwater. Mercury is substantially controlled by Mark V. Shoen. James P. Shoen, a significant shareholder and director of AMERCO, has an interest in Mercury.

RepWest and Oxford held a 46% limited partnership interest in Securespace Limited Partnership (“Securespace”), a Nevada limited partnership. A SAC Holdings subsidiary serves as the general partner of Securespace and owns a 1% interest. Another SAC Holdings subsidiary owned the remaining 53% limited partnership interest in Securespace. Securespace was formed by SAC Holdings to be the owner of various Canadian self-storage properties. RepWest and Oxford’s investment in Securespace was included in Related Party Assets and was accounted for using the equity method of accounting. On September 29, 2006, a subsidiary of SAC Holding Corporation exercised its right under the partnership agreement to purchase all of the partnership interests held by RepWest and Oxford for a combined amount of $11.9 million.

The Company leases space for marketing company offices, vehicle repair shops and hitch installation centers from subsidiaries of SAC Holdings, 5 SAC and Galaxy. Total lease payments pursuant to such leases were $2.7 million for fiscal 2007, 2006 and 2005, respectively. The terms of the leases are similar to the terms of leases for other properties owned by unrelated parties that are leased to the Company.

At March 31, 2007, subsidiaries of SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini acted as U-Haul independent dealers. The financial and other terms of the dealership contracts with the aforementioned companies and their subsidiaries are substantially identical to the terms of those with the Company’s other independent dealers whereby commissions are paid by the Company based upon equipment rental revenue. During fiscal 2007, 2006 and 2005 the Company paid the above mentioned entities $36.6 million, $36.8 million and $33.1 million, respectively in commissions pursuant to such dealership contracts.

These agreements and notes with subsidiaries of SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini, excluding Dealer Agreements, provided revenue of $39.7 million, expenses of $2.7 million and cash flows of $63.5 million during fiscal 2007. Revenues and commission expenses related to the Dealer Agreements were $168.6 million and $36.6 million, respectively.

On March 9, 2007, an exchange occurred between the Company and Edward J. Shoen. Mr. Shoen, transferred 3,483,681 shares of AMERCO Series A Common Stock, $0.25 par value, in exchange for 3,483,681 shares of AMERCO Common Stock, $0.25 par value. Mr. Shoen is President and Chairman of the Board and a significant shareholder of AMERCO. No gain or loss was recognized as a result of this transaction.

On March 9, 2007, an exchange occurred between the Company and James P. Shoen. Mr. Shoen, transferred 232,500 shares of AMERCO Series A Common Stock, $0.25 par value, in exchange for 232,500 shares of AMERCO Common Stock, $0.25 par value. Mr. Shoen is a director and a significant shareholder of AMERCO. No gain or loss was recognized as a result of this transaction.

In prior years, U-Haul sold various properties to SAC Holding Corporation at prices in excess of U-Haul’s carrying values resulting in gains which U-Haul deferred and treated as additional paid-in capital. The transferred properties have historically been stated at the original cost basis as the gains were eliminated in consolidation. In March 2004, these deferred gains were recognized and treated as contributions from a related party in the amount of $111.0 million as a result of the deconsolidation of SAC Holding Corporation.

In July 2006, RepWest completed the sale of two properties to 5 SAC, for approximately $0.9 million. RepWest received cash from these sales. These sales resulted from 5 SAC exercising contractual purchase options they previously held with RepWest.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Independent fleet owners own approximately 1.9% of all U-Haul rental trailers. There are approximately 451 independent fleet owners, including certain officers, directors, employees and stockholders of AMERCO. Such AMERCO officers, directors, employees and stockholders owned less than 1.0% of all U-Haul rental trailers during fiscal 2007, 2006 and 2005, respectively. Payments to these individuals under this program are de minimis (less than one thousand dollars per quarter, per person). All rental equipment is operated under contract with U-Haul whereby U-Haul administers the operations and marketing of such equipment and in return receives a percentage of rental fees paid by customers. Based on the terms of various contracts, rental fees are distributed to U-Haul (for services as operators), to the fleet owners (including certain subsidiaries and related parties of U-Haul) and to rental dealers (including Company-operated U-Haul Centers).

Related Party Assets

	March 31,
	2007	2006
	(In thousands)
Private Mini notes, receivables and interest	$71,785	$74,427
Oxford note receivable from SAC Holding Corporation (a)	5,040	5,040
U-Haul notes receivable from SAC Holding Corporation	123,578	123,578
U-Haul interest receivable from SAC Holding Corporation	23,361	42,189
U-Haul receivable from SAC Holding Corporation	16,596	5,688
SAC Holding II receivable from parent	-	2,900
U-Haul receivable from Mercury	4,278	2,342
Oxford and RepWest investment in Securespace (b)	-	11,585
Other	541	2,719
	$245,179	$270,468

(a) SAC Holding Corporation repaid this note in full April 13, 2007.

(b) On September 29, 2006, a subsidiary of SAC Holding Corporation exercised its right under the partnership agreement to purchase all of the partnership interests held by RepWest and Oxford for a combined amount of $11.9 million.

Related Party Liabilities

	March 31,
	2007	2006
	(In thousands)
SAC Holding II payable to affiliate	$2,099	$7,165

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Note 20: Statutory Financial Information of Insurance Subsidiaries

Applicable laws and regulations of the State of Arizona require RepWest and Oxford to maintain minimum capital and surplus determined in accordance with statutory accounting principles. Audited statutory net income (loss) and statutory capital and surplus for the years-ended are listed below:

	Year Ended December 31,
	2006	2005	2004
	(In thousands)
RepWest:
Audited statutory net income (loss)	$8,980	$1,825	$(5,262)
Audited statutory capital and surplus	101,236	89,824	64,789
NAFCIC:
Audited statutory net income (loss)	517	(82)	(494)
Audited statutory capital and surplus	4,512	3,681	3,759
Oxford:
Audited statutory net income	14,869	10,237	10,736
Audited statutory capital and surplus	112,998	101,466	83,396
CFLIC:
Audited statutory net income	2,652	1,470	2,410
Audited statutory capital and surplus	21,040	22,455	20,981
NAI:
Audited statutory net income	6,198	3,076	1,718
Audited statutory capital and surplus	17,432	16,150	14,442
DGLIC*:
Audited statutory net loss	(700)	-	-
Audited statutory capital and surplus	4,354	-	-

* Acquired by CFLIC February 28, 2006.

The amount of dividends that can be paid to shareholders by insurance companies domiciled in the State of Arizona is limited. Any dividend in excess of the limit requires prior regulatory approval. The statutory surplus for Oxford at December 31, 2006 that could be distributed as ordinary dividends was $11.0 million. RepWest paid $27.0 million in non-cash dividends to its parent during 2005; payment was effected by a reduction in intercompany accounts. The statutory surplus for RepWest at December 31, 2006 that could be distributed as ordinary dividends was $10.1 million.

On May 20, 2003, RepWest consented to an Order for Supervision issued by the State of Arizona Department of Insurance (“DOI”). The DOI determined that RepWest’s level of risk based capital (“RBC”) allowed for regulatory control. Pursuant to this order and Arizona law, during the period of supervision, RepWest could not engage in certain activities without the prior approval of the DOI. The order was abated on June 9, 2005.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Note 21: Financial Information by Geographic Area

Financial information by geographic area for fiscal 2007 is as follows:

Year Ended	United States	Canada	Consolidated
	(All amounts are in thousands U.S. $'s)
March 31, 2007
Total revenues	$1,994,464	$91,133	$2,085,597
Depreciation and amortization, net of (gains) losses on disposal	199,486	7,241	206,727
Interest expense	82,202	554	82,756
Pretax earnings (loss)	149,169	(3,346)	145,823
Income tax expense (benefit)	56,037	(767)	55,270
Identifiable assets	3,433,891	89,157	3,523,048

Financial information by geographic area for fiscal 2006 is as follows:

Year Ended	United States	Canada	Consolidated
	(All amounts are in thousands U.S. $'s)
March 31, 2006
Total revenues	$2,022,587	$84,039	$2,106,626
Depreciation and amortization, net of (gains) losses on disposal	160,295	6,783	167,078
Interest expense	68,722	759	69,481
Pretax earnings	199,847	426	200,273
Income tax expense	78,335	784	79,119
Identifiable assets	3,298,083	69,135	3,367,218

Financial information by geographic area for fiscal 2005 is as follows:

Year Ended	United States	Canada	Consolidated
	(All amounts are in thousands U.S. $'s)
March 31, 2005
Total revenues	$1,935,199	$72,922	$2,008,121
Depreciation and amortization, net of (gains) losses on disposal	144,653	4,962	149,615
Interest expense	73,179	26	73,205
Pretax earnings	143,840	1,292	145,132
Income tax expense	55,708	-	55,708
Identifiable assets	3,045,591	70,582	3,116,173

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Note 21A: Consolidating Financial Information by Industry Segment

AMERCO has four reportable segments. They are Moving and Storage, Property and Casualty Insurance, Life Insurance and SAC Holding II. Management tracks revenues separately, but does not report any separate measure of the profitability for rental vehicles, rentals of self-storage spaces and sales of products that are required to be classified as a separate operating segment and accordingly does not present these as separate reportable segments. Deferred income taxes are shown as liabilities on the consolidating statements.

This section includes condensed consolidating financial information which presents the condensed consolidating balance sheets as of March 31, 2007 and 2006, respectively and the related condensed consolidating statements of operations and condensed consolidating cash flow statements for the years ended March 31, 2007, 2006, and 2005, respectively for:

(a) Moving and Storage, comprised of AMERCO, U-Haul, and Real Estate and the subsidiaries of U-Haul and Real Estate

(b) Property and Casualty Insurance, comprised of RepWest and its wholly-owned subsidiary

(c) Life Insurance, comprised of Oxford and its wholly-owned subsidiaries

(d) SAC Holding II and its subsidiaries

The information includes elimination entries necessary to consolidate AMERCO, the parent with its subsidiaries and SAC Holding II and its subsidiaries.

Investments in subsidiaries are accounted for by the parent using the equity method of accounting.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Note 21A: Financial Information by Consolidating Industry Segment:
Consolidating balance sheets by industry segment as of March 31, 2007 are as follows:

	Moving & Storage							AMERCO Legal Group					AMERCO as Consolidated
	AMERCO	U-Haul	Real Estate	Eliminations			Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations			AMERCO Consolidated	SAC Holding II	Eliminations			Total Consolidated

	(In thousands)
Assets:
Cash and cash equivalents	$9	$63,490	$807	$-			$64,306	$4,228	$6,738	$-			$75,272	$-	$-			$75,272
Reinsurance recoverables and trade receivables, net	-	18,343	27	-			18,370	155,172	11,075	-			184,617	-	-			184,617
Notes and mortgage receivables, net	-	1,236	433	-			1,669	-	-	-			1,669	-	-			1,669
Inventories, net	-	65,646	-	-			65,646	-	-	-			65,646	1,377	-			67,023
Prepaid expenses	11,173	40,586	30	-			51,789	-	-	-			51,789	291	-			52,080
Investments, fixed maturities and marketable equities	-	-	-	-			-	156,540	525,261	-			681,801	-	-			681,801
Investments, other	-	1,119	10,714	-			11,833	74,716	92,150	-			178,699	-	-			178,699
Deferred policy acquisition costs, net	-	-	-	-			-	196	44,318	-			44,514	-	-			44,514
Other assets	12	56,264	31,794	-			88,070	1,744	833	-			90,647	4,476	-			95,123
Related party assets	1,180,929	251,288	12,663	(1,113,379)	(d	)	331,501	9,909	5,040	(20,840)	(d	)	325,610	5	(80,436)	(d	)	245,179
	1,192,123	497,972	56,468	(1,113,379)			633,184	402,505	685,415	(20,840)			1,700,264	6,149	(80,436)			1,625,977
Investment in subsidiaries	(235,860)	-	-	514,745	(c	)	278,885	-	-	(278,885)	(c	)	-	-	-			-
Investment in SAC Holding II	(9,256)	-	-	-			(9,256)	-	-	-			(9,256)	-	9,256	(c	)	-
Total investment in subsidiaries and SAC Holding II	(245,116)	-	-	514,745			269,629	-	-	(278,885)			(9,256)	-	9,256			-

Property, plant and equipment, at cost:
Land	-	39,868	163,049	-			202,917	-	-	-			202,917	-	-			202,917
Buildings and improvements	-	103,542	698,747	-			802,289	-	-	-			802,289	-	-			802,289
Furniture and equipment	4,588	279,219	17,944	-			301,751	-	-	-			301,751	-	-			301,751
Rental trailers and other rental equipment	-	200,208	-	-			200,208	-	-	-			200,208	-	-			200,208
Rental trucks	-	1,604,123	-	-			1,604,123	-	-	-			1,604,123	-	-			1,604,123
SAC Holding II - property, plant and equipment (b)	-	-	-	-			-	-	-	-			-	154,561	(74,212)	(e	)	80,349
	4,588	2,226,960	879,740	-			3,111,288	-	-	-			3,111,288	154,561	(74,212)			3,191,637
Less: Accumulated depreciation	(627)	(995,028)	(296,563)	-			(1,292,218)	-	-	-			(1,292,218)	(12,573)	10,225	(e	)	(1,294,566)
Total property, plant and equipment	3,961	1,231,932	583,177	-			1,819,070	-	-	-			1,819,070	141,988	(63,987)			1,897,071
Total assets	$950,968	$1,729,904	$639,645	$(598,634)			$2,721,883	$402,505	$685,415	$(299,725)			$3,510,078	$148,137	$(135,167)			$3,523,048

(a) Balances as of December 31, 2006
(b) Included in this caption is land of $57,169, buildings and improvements of $96,879, and furniture and equipment of $513
(c) Eliminate investment in subsidiaries and SAC Holding II
(d) Eliminate intercompany receivables and payables
(e) Eliminate gain on sale of property from U-Haul to SAC Holding II

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Consolidating balance sheets by industry segment as of March 31, 2007 are as follows:
	Moving & Storage							AMERCO Legal Group					AMERCO as Consolidated
	AMERCO	U-Haul	Real Estate	Eliminations			Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations			AMERCO Consolidated	SAC Holding II	Eliminations			Total Consolidated

	(In thousands)
Liabilities:
Accounts payable and accrued expenses	$926	$236,830	$4,973	$-			$242,729	$-	$7,083	$-			$249,812	$1,385	$-			$251,197
AMERCO's notes and loans payable	-	406,458	774,707	-			1,181,165	-	-	-			1,181,165	-	-			1,181,165
SAC Holding II Corporation notes and loans payable, non-recourse to AMERCO	-	-	-	-			-	-	-	-			-	74,887	-			74,887
Policy benefits and losses, claims and loss expenses payable	-	330,602	-	-			330,602	291,241	146,908	-			768,751	-	-			768,751
Liabilities from investment contracts	-	-	-	-			-	-	386,640	-			386,640	-	-			386,640
Other policyholders' funds and liabilities	-	-	-	-			-	7,633	2,930	-			10,563	-	-			10,563
Deferred income	-	15,629	-	-			15,629	-	-	-			15,629	849	-			16,478
Deferred income taxes	186,594	-	-	-			186,594	(41,223)	(3,167)	-			142,204	(2,263)	(26,771)	(d	)	113,170
Related party liabilities	-	1,077,090	46,139	(1,113,379)	(c	)	9,850	2,411	8,579	(20,840)	(c	)	-	82,535	(80,436)	(c	)	2,099
Total liabilities	187,520	2,066,609	825,819	(1,113,379)			1,966,569	260,062	548,973	(20,840)			2,754,764	157,393	(107,207)			2,804,950
Stockholders' equity:
Series preferred stock:
Series A preferred stock	-	-	-	-			-	-	-	-			-	-	-			-
Series B preferred stock	-	-	-	-			-	-	-	-			-	-	-			-
Series A common stock	-	-	-	-			-	-	-	-			-	-	-			-
Common stock	10,497	540	1	(541)	(b	)	10,497	3,300	2,500	(5,800)	(b	)	10,497	-	-			10,497
Additional paid-in capital	421,483	121,230	147,481	(268,711)	(b	)	421,483	86,121	26,271	(112,392)	(b	)	421,483	-	(46,071)	(d	)	375,412
Additional paid-in capital - SAC Holding II	-	-	-	-			-	-	-	-			-	4,492	(4,492)			-
Accumulated other comprehensive loss	(41,779)	(41,454)	-	41,454	(b	)	(41,779)	(163)	(192)	355	(b	)	(41,779)	-	-			(41,779)
Retained earnings (deficit)	840,445	(408,887)	(333,656)	742,543	(b	)	840,445	53,185	107,863	(161,048)	(b	)	840,445	(13,748)	22,603	(b,d	)	849,300
Cost of common shares in treasury, net	(467,198)	-	-	-			(467,198)	-	-	-			(467,198)	-	-			(467,198)
Unearned employee stock ownership plan shares	-	(8,134)	-	-			(8,134)	-	-	-			(8,134)	-	-			(8,134)
Total stockholders' equity (deficit)	763,448	(336,705)	(186,174)	514,745			755,314	142,443	136,442	(278,885)			755,314	(9,256)	(27,960)			718,098
Total liabilities and stockholders' equity	$950,968	$1,729,904	$639,645	$(598,634)			$2,721,883	$402,505	$685,415	$(299,725)			$3,510,078	$148,137	$(135,167)			$3,523,048

(a) Balances as of December 31, 2006
(b) Eliminate investment in subsidiaries and SAC Holding II
(c) Eliminate intercompany receivables and payables
(d) Eliminate gain on sale of property from U-Haul to SAC Holding II

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Consolidating balance sheets by industry segment as of March 31, 2006 are as follows:

	Moving & Storage							AMERCO Legal Group					AMERCO as Consolidated
	AMERCO	U-Haul	Real Estate	Eliminations			Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations			AMERCO Consolidated	SAC Holding II	Eliminations			Total Consolidated

	(In thousands)
Assets:
Cash and cash equivalents	$7	$140,499	$856	$-			$141,362	$9,815	$4,027	$-			$155,204	$255	$-			$155,459
Reinsurance recoverables and trade receivables, net	-	17,325	25	-			17,350	199,908	12,921	-			230,179	-	-			230,179
Notes and mortgage receivables, net	-	1,333	1,199	-			2,532	-	-	-			2,532	-	-			2,532
Inventories, net	-	63,585	-	-			63,585	-	-	-			63,585	1,334	-			64,919
Prepaid expenses	2,051	51,166	-	-			53,217	-	-	-			53,217	45	-			53,262
Investments, fixed maturities and marketable equities	-	-	-	-			-	108,563	587,395	-			695,958	-	-			695,958
Investments, other	-	1,314	7,853	-			9,167	113,456	86,738	-			209,361	-	-			209,361
Deferred policy acquisition costs, net	-	-	-	-			-	1,160	46,661	-			47,821	-	-			47,821
Other assets	2	54,390	40,866	-			95,258	2,027	438	-			97,723	4,371	-			102,094
Related party assets	1,219,703	262,330	12,671	(1,147,881)	(d	)	346,823	24,293	10,915	(30,156)	(d	)	351,875	2,900	(84,307)	(d	)	270,468
	1,221,763	591,942	63,470	(1,147,881)			729,294	459,222	749,095	(30,156)			1,907,455	8,905	(84,307)			1,832,053
Investment in subsidiaries	(262,277)	-	-	526,979	(c	)	264,702	-	-	(264,702)	(c	)	-	-	-			-
Investment in SAC Holding II	(14,275)	-	-	-			(14,275)	-	-	-			(14,275)	-	14,275	(c	)	-
Total investment in subsidiaries and SAC Holding II	(276,552)	-	-	526,979			250,427	-	-	(264,702)			(14,275)	-	14,275			-

Property, plant and equipment, at cost:
Land	-	29,159	146,626	-			175,785	-	-	-			175,785	-	-			175,785
Buildings and improvements	-	78,244	661,359	-			739,603	-	-	-			739,603	-	-			739,603
Furniture and equipment	2,590	260,902	17,879	-			281,371	-	-	-			281,371	-	-			281,371
Rental trailers and other rental equipment	-	201,273	-	-			201,273	-	-	-			201,273	-	-			201,273
Rental trucks	-	1,331,891	-	-			1,331,891	-	-	-			1,331,891	-	-			1,331,891
SAC Holding II - property, plant and equipment (b)	-	-	-	-			-	-	-	-			-	153,429	(74,212)	(e	)	79,217
	2,590	1,901,469	825,864	-			2,729,923	-	-	-			2,729,923	153,429	(74,212)			2,809,140
Less: Accumulated depreciation	(334)	(987,598)	(285,687)	-			(1,273,619)	-	-	-			(1,273,619)	(10,020)	9,664	(e	)	(1,273,975)
Total property, plant and equipment	2,256	913,871	540,177	-			1,456,304	-	-	-			1,456,304	143,409	(64,548)			1,535,165
Total assets	$947,467	$1,505,813	$603,647	$(620,902)			$2,436,025	$459,222	$749,095	$(294,858)			$3,349,484	$152,314	$(134,580)			$3,367,218

(a) Balances as of December 31, 2005
(b) Included in this caption is land of $57,169, buildings and improvements of $95,876, and furniture and equipment of $384
(c) Eliminate investment in subsidiaries and SAC Holding II
(d) Eliminate intercompany receivables and payables
(e) Eliminate gain on sale of property from U-Haul to SAC Holding II

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Consolidating balance sheets by industry segment as of March 31, 2006 are as follows:
	Moving & Storage							AMERCO Legal Group					AMERCO as Consolidated
	AMERCO	U-Haul	Real Estate	Eliminations			Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations			AMERCO Consolidated	SAC Holding II	Eliminations			Total Consolidated

	(In thousands)
Liabilities:
Accounts payable and accrued expenses	$23,405	$203,243	$4,988	$-			$231,636	$-	$3,188	$-			$234,824	$1,054	$-			$235,878
AMERCO's notes and loans payable	-	212,133	753,501	-			965,634	-	-	-			965,634	-	-			965,634
SAC Holding II Corporation notes and loans payable, non-recourse to AMERCO	-	-	-	-			-	-	-	-			-	76,232	-			76,232
Policy benefits and losses, claims and loss expenses payable	-	295,567	-	-			295,567	352,960	151,886	-			800,413	-	-			800,413
Liabilities from investment contracts	-	-	-	-			-	-	449,149	-			449,149	-	-			449,149
Other policyholders' funds and liabilities	-	-	-	-			-	5,222	2,483	-			7,705	-	-			7,705
Deferred income	-	14,412	-	-			14,412	6,136	-	-			20,548	798	-			21,346
Deferred income taxes	181,355	-	-	-			181,355	(46,219)	2,907	-			138,043	(2,967)	(26,984)	(d	)	108,092
Related party liabilities	201	1,134,939	26,994	(1,147,881)	(c	)	14,253	3,728	12,175	(30,156)	(c	)	-	91,472	(84,307)	(c	)	7,165
Total liabilities	204,961	1,860,294	785,483	(1,147,881)			1,702,857	321,827	621,788	(30,156)			2,616,316	166,589	(111,291)			2,671,614
Stockholders' equity:
Series preferred stock:
Series A preferred stock	-	-	-	-			-	-	-	-			-	-	-			-
Series B preferred stock	-	-	-	-			-	-	-	-			-	-	-			-
Series A common stock	929	-	-	-			929	-	-	-			929	-	-			929
Common stock	9,568	540	1	(541)	(b	)	9,568	3,300	2,500	(5,800)	(b	)	9,568	-	-			9,568
Additional paid-in capital	413,726	121,230	147,481	(268,711)	(b	)	413,726	80,369	26,271	(106,640)	(b	)	413,726	-	(46,071)	(b	)	367,655
Accumulated other comprehensive income (loss)	(28,902)	(29,996)	-	29,996	(b	)	(28,902)	386	331	(717)	(b	)	(28,902)	-	-			(28,902)
Retained earnings (deficit)	765,277	(436,917)	(329,318)	766,235	(b	)	765,277	53,340	98,205	(151,545)	(b	)	765,277	(14,275)	22,782	(b,d	)	773,784
Cost of common shares in treasury, net	(418,092)	-	-	-			(418,092)	-	-	-			(418,092)	-	-			(418,092)
Unearned employee stock ownership plan shares	-	(9,338)	-	-			(9,338)	-	-	-			(9,338)	-	-	-		(9,338)
Total stockholders' equity (deficit)	742,506	(354,481)	(181,836)	526,979			733,168	137,395	127,307	(264,702)			733,168	(14,275)	(23,289)			695,604
Total liabilities and stockholders' equity	$947,467	$1,505,813	$603,647	$(620,902)			$2,436,025	$459,222	$749,095	$(294,858)			$3,349,484	$152,314	$(134,580)			$3,367,218

(a) Balances as of December 31, 2005
(b) Eliminate investment in subsidiaries and SAC Holding II
(c) Eliminate intercompany receivables and payables
(d) Eliminate gain on sale of property from U-Haul to SAC Holding II

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Consolidating statements of operations by industry segment for period ending March 31, 2007 are as follows:

	Moving & Storage							AMERCO Legal Group					AMERCO as Consolidated
	AMERCO	U-Haul	Real Estate	Eliminations			Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations			AMERCO Consolidated	SAC Holding II	Eliminations			Total Consolidated

	(In thousands)
Revenues:
Self-moving equipment rentals	$-	$1,476,579	$-	$-			$1,476,579	$-	$-	$-			$1,476,579	$9,225	$(9,225)	(b	)	$1,476,579
Self-storage revenues	-	104,725	1,773	-			106,498	-	-	-			106,498	19,926	-			126,424
Self-moving & self-storage products & service sales	-	208,677	-	-			208,677	-	-	-			208,677	16,045	-			224,722
Property management fees	-	23,951	-	-			23,951	-	-	-			23,951	-	(2,797)	(g	)	21,154
Life insurance premiums	-	-	-	-			-	-	121,590	(1,191)	(c	)	120,399	-	-			120,399
Property and casualty insurance premiums	-	-	-	-			-	24,335	-	-			24,335	-	-			24,335
Net investment and interest income	4,867	29,294	-	-			34,161	14,151	22,490	(2,674)	(d	)	68,128	-	(7,035)	(d	)	61,093
Other revenue	204	31,403	67,436	(73,049)	(b	)	25,994	-	4,740	(540)	(b	)	30,194	1,407	(710)	(b	)	30,891
Total revenues	5,071	1,874,629	69,209	(73,049)			1,875,860	38,486	148,820	(4,405)			2,058,761	46,603	(19,767)			2,085,597

Costs and expenses:
Operating expenses	12,096	1,085,619	8,843	(73,049)	(b	)	1,033,509	8,787	30,871	(12,046)	(b,c	)	1,061,121	22,573	(2,797)	(g	)	1,080,897
Commission expenses	-	186,233	-	-			186,233	-	-	-			186,233	-	(9,225)	(b	)	177,008
Cost of sales	-	110,163	-	-			110,163	-	-	-			110,163	7,485	-			117,648
Benefits and losses	-	-	-	-			-	21,901	88,347	8,477	(c	)	118,725	-	-			118,725
Amortization of deferred policy acquisition costs	-	-	-	-			-	2,057	15,081	-			17,138	-	-			17,138
Lease expense	88	149,649	853	-			150,590	-	-	(836)	(b	)	149,754	-	(710)	(b	)	149,044
Depreciation, net of (gains) losses on disposals	293	180,560	6,605	-			187,458	-	-	-			187,458	2,691	(560)	(e	)	189,589
Total costs and expenses	12,477	1,712,224	16,301	(73,049)			1,667,953	32,745	134,299	(4,405)			1,830,592	32,749	(13,292)			1,850,049
Equity in earnings of subsidiaries	35,269	-	-	(25,766)	(f	)	9,503	-	-	(9,503)	(f	)	-	-	-			-
Equity in earnings of SAC Holding II	527	-	-	-			527	-	-	-			527	-	(527)	(f	)	-
Total - equity in earnings of subsidiaries and SAC Holding II	35,796	-	-	(25,766)			10,030	-	-	(9,503)			527	-	(527)			-
Earnings (loss) from operations	28,390	162,405	52,908	(25,766)			217,937	5,741	14,521	(9,503)			228,696	13,854	(7,002)			235,548
Interest income (expense)	89,026	(114,051)	(51,704)	-			(76,729)	-	-	-			(76,729)	(13,062)	7,035	(d	)	(82,756)
Fees and amortization on early extinguishment of debt	-	(302)	(6,667)	-			(6,969)	-	-	-			(6,969)	-	-			(6,969)
Pretax earnings (loss)	117,416	48,052	(5,463)	(25,766)			134,239	5,741	14,521	(9,503)			144,998	792	33			145,823
Income tax benefit (expense)	(27,211)	(17,948)	1,125	-			(44,034)	(5,896)	(4,863)	-			(54,793)	(265)	(212)	(e	)	(55,270)
Net earnings (loss)	90,205	30,104	(4,338)	(25,766)			90,205	(155)	9,658	(9,503)			90,205	527	(179)			90,553
Less: Preferred stock dividends	(12,963)	-	-	-			(12,963)	-	-	-			(12,963)	-	-			(12,963)
Earnings (loss) available to common shareholders	$77,242	$30,104	$(4,338)	$(25,766)			$77,242	$(155)	$9,658	$(9,503)			$77,242	$527	$(179)			$77,590
(a) Balances for the year ended December 31, 2006
(b) Eliminate intercompany lease income and commission income
(c ) Eliminate intercompany premiums
(d) Eliminate intercompany interest on debt
(e) Eliminate gain on sale of surplus property from U-Haul to SAC Holding II
(f) Eliminate equity in earnings of subsidiaries and equity in earnings of SAC Holding II
(g) Eliminate management fees charged to SAC Holding II and other intercompany operating expenses

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Consolidating statements of operations by industry segment for period ending March 31, 2006 are as follows:

	Moving & Storage							AMERCO Legal Group					AMERCO as Consolidated
	AMERCO	U-Haul	Real Estate	Eliminations			Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations			AMERCO Consolidated	SAC Holding II	Eliminations			Total Consolidated

	(In thousands)
Revenues:
Self-moving equipment rentals	$-	$1,503,569	$-	$-			$1,503,569	$-	$-	$-			$1,503,569	$9,498	$(9,498)	(b	)	$1,503,569
Self-storage revenues	-	99,060	1,813	-			100,873	-	-	-			100,873	18,869	-			119,742
Self-moving & self-storage products & service sales	-	207,119	-	-			207,119	-	-	-			207,119	16,602	-			223,721
Property management fees	-	23,988	-	-			23,988	-	-	-			23,988	-	(2,793)	(g	)	21,195
Life insurance premiums	-	-	-	-			-	-	120,352	(1,519)	(c	)	118,833	-	-			118,833
Property and casualty insurance premiums	-	-	-	-			-	26,001	-	-			26,001	-	-			26,001
Net investment and interest income	5,108	24,894	23	-			30,025	11,357	21,964	(3,543)	(d	)	59,803	-	(6,709)	(d	)	53,094
Other revenue	459	39,303	61,910	(66,778)	(b	)	34,894	-	5,764	(747)	(b	)	39,911	1,270	(710)	(b	)	40,471
Total revenues	5,567	1,897,933	63,746	(66,778)			1,900,468	37,358	148,080	(5,809)			2,080,097	46,239	(19,710)			2,106,626
Costs and expenses:
Operating expenses	12,722	1,085,602	6,197	(66,778)	(b	)	1,037,743	10,769	27,009	(14,647)	(b,c	)	1,060,874	22,909	(2,793)	(g	)	1,080,990
Commission expenses	-	189,599	-	-			189,599	-	-	-			189,599	-	(9,498)	(b	)	180,101
Cost of sales	-	105,872	-	-			105,872	-	-	-			105,872	7,263	-			113,135
Benefits and losses	-	-	-	-			-	22,590	85,732	8,838	(c	)	117,160	-	-			117,160
Amortization of deferred policy acquisition costs	-	-	-	-			-	2,855	21,406	-			24,261	-	-			24,261
Lease expense	81	143,344	66	-			143,491	-	-	-			143,491	-	(710)	(b	)	142,781
Depreciation, net of (gains) losses on disposals	79	131,803	9,071	-			140,953	-	-	-			140,953	2,424	(560)	(e	)	142,817
Total costs and expenses	12,882	1,656,220	15,334	(66,778)			1,617,658	36,214	134,147	(5,809)			1,782,210	32,596	(13,561)			1,801,245
Equity in earnings of subsidiaries	163,004	-	-	(153,424)	(f	)	9,580	-	-	(9,580)	(f	)	-	-	-			-
Equity in earnings of SAC Holding II	384	-	-	-			384	-	-	-			384	-	(384)	(f	)	-
Total - equity in earnings of subsidiaries and SAC Holding II	163,388	-	-	(153,424)			9,964	-	-	(9,580)			384	-	(384)			-
Earnings from operations	156,073	241,713	48,412	(153,424)			292,774	1,144	13,933	(9,580)			298,271	13,643	(6,533)			305,381
Interest expense	(24,636)	(14,383)	(24,331)	-			(63,350)	-	-	-			(63,350)	(12,840)	6,709	(d	)	(69,481)
Fees and amortization on early extinguishment of debt	(35,627)	-	-	-			(35,627)	-	-	-			(35,627)	-	-			(35,627)
Pretax earnings	95,810	227,330	24,081	(153,424)			193,797	1,144	13,933	(9,580)			199,294	803	176			200,273
Income tax benefit (expense)	24,996	(87,910)	(10,077)	-			(72,991)	(513)	(4,984)	-			(78,488)	(419)	(212)	(e	)	(79,119)
Net earnings	120,806	139,420	14,004	(153,424)			120,806	631	8,949	(9,580)			120,806	384	(36)			121,154
Less: Preferred stock dividends	(12,963)	-	-	-			(12,963)	-	-	-			(12,963)	-	-			(12,963)
Earnings available to common shareholders	$107,843	$139,420	$14,004	$(153,424)			$107,843	$631	$8,949	$(9,580)			$107,843	$384	$(36)			$108,191
(a) Balances for the year ended December 31, 2005
(b) Eliminate intercompany lease income and commission income
(c ) Eliminate intercompany premiums
(d) Eliminate intercompany interest on debt
(e) Eliminate gain on sale of surplus property from U-Haul to SAC Holding II
(f) Eliminate equity in earnings of subsidiaries and equity in earnings of SAC Holding II
(g) Eliminate management fees charged to SAC Holding II and other intercompany operating expenses

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Consolidating statements of operations by industry segment for period ending March 31, 2005 are as follows

	Moving & Storage							AMERCO Legal Group					AMERCO as Consolidated
	AMERCO	U-Haul	Real Estate	Eliminations			Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations			AMERCO Consolidated	SAC Holding II	Eliminations			Total Consolidated

	(In thousands)
Revenues:
Self-moving equipment rentals	$-	$1,437,895	$-	$-			$1,437,895	$-	$-	$-			$1,437,895	$9,008	$(9,008)	(b	)	$1,437,895
Self-storage revenues	-	94,431	1,771	-			96,202	-	-	-			96,202	17,953	-			114,155
Self-moving & self-storage products & service sales	-	191,078	-	-			191,078	-	-	-			191,078	15,020	-			206,098
Property management fees	-	14,434	-	-			14,434	-	-	-			14,434	-	(2,595)	(g	)	11,839
Life insurance premiums	-	-	-	-			-	-	127,710	(1,474)	(c	)	126,236	-	-			126,236
Property and casualty insurance premiums	-	-	-	-			-	24,987	-	-			24,987	-	-			24,987
Net investment and interest income	7,796	22,030	76	-			29,902	16,430	23,476	(5,109)	(d	)	64,699	-	(7,960)	(d	)	56,739
Other revenue	552	27,489	56,116	(62,001)	(b	)	22,156	-	8,298	(763)	(b	)	29,691	1,191	(710)	(b	)	30,172
Total revenues	8,348	1,787,357	57,963	(62,001)			1,791,667	41,417	159,484	(7,346)			1,985,222	43,172	(20,273)			2,008,121
Costs and expenses:
Operating expenses	18,065	1,100,737	7,051	(62,001)	(b	)	1,063,852	11,787	42,166	(16,504)	(b,c	)	1,101,301	23,491	(2,595)	(g	)	1,122,197
Commission expenses	-	181,315	-	-			181,315	-	-	-			181,315	-	(9,008)	(b	)	172,307
Cost of sales	-	98,877	-	-			98,877	-	-	-			98,877	6,432	-			105,309
Benefits and losses	-	-	-	-			-	39,733	91,452	9,158	(c	)	140,343	-	-			140,343
Amortization of deferred policy acquisition costs	-	-	-	-			-	4,711	23,801	-			28,512	-	-			28,512
Lease expense	90	151,937	37	-			152,064	-	-	-			152,064	-	(710)	(b	)	151,354
Depreciation, net of (gains) losses on disposals	31	114,038	4,811	-			118,880	-	-	-			118,880	2,783	(560)	(e	)	121,103
Total costs and expenses	18,186	1,646,904	11,899	(62,001)			1,614,988	56,231	157,419	(7,346)			1,821,292	32,706	(12,873)			1,841,125
Equity in earnings of subsidiaries	108,673	-	-	(117,135)	(f	)	(8,462)	-	-	8,462	(f	)	-	-	-			-
Equity in earnings of SAC Holding II	(2,232)	-	-	-			(2,232)	-	-	-			(2,232)	-	2,232	(f	)	-
Total - equity in earnings of subsidiaries and SAC Holding II	106,441	-	-	(117,135)			(10,694)	-	-	8,462			(2,232)	-	2,232			-
Earnings (loss) from operations	96,603	140,453	46,064	(117,135)			165,985	(14,814)	2,065	8,462			161,698	10,466	(5,168)			166,996
Interest income (expense)	(70,235)	15,687	(12,430)	-			(66,978)	-	-	-			(66,978)	(14,187)	7,960	(d	)	(73,205)
Litigation settlement, net of costs, fees and expenses	51,341	-	-	-			51,341	-	-	-			51,341	-	-			51,341
Pretax earnings (loss)	77,709	156,140	33,634	(117,135)			150,348	(14,814)	2,065	8,462			146,061	(3,721)	2,792			145,132
Income tax benefit (expense)	11,367	(59,160)	(13,479)	-			(61,272)	5,104	(817)	-			(56,985)	1,489	(212)	(e	)	(55,708)
Net earnings (loss)	89,076	96,980	20,155	(117,135)			89,076	(9,710)	1,248	8,462			89,076	(2,232)	2,580			89,424
Less: Preferred stock dividends	(12,963)	-	-	-			(12,963)	-	-	-			(12,963)	-	-			(12,963)
Earnings (loss) available to common shareholders	$76,113	$96,980	$20,155	$(117,135)			$76,113	$(9,710)	$1,248	$8,462			$76,113	$(2,232)	$2,580			$76,461
(a) Balances for the year ended December 31, 2004
(b) Eliminate intercompany lease income and commission income
(c ) Eliminate intercompany premiums
(d) Eliminate intercompany interest on debt
(e) Eliminate gain on sale of surplus property from U-Haul to SAC Holding II
(f) Eliminate equity in earnings of subsidiaries and equity in earnings of SAC Holding II
(g) Eliminate management fees charged to SAC Holding II and other intercompany operating expenses

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Consolidating cash flow statements by industry segment for the year ended March 31, 2007, are as follows:

	Moving & Storage					AMERCO Legal Group				AMERCO as Consolidated
	AMERCO	U-Haul	Real Estate	Elimination	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	AMERCO Consolidated	SAC Holding II	Elimination	Total Consolidated

Cash flows from operating activities:	(In thousands)
Net earnings (loss)	$90,205	$30,104	$(4,338)	$(25,766)	$90,205	$(155)	$9,658	$(9,503)	$90,205	$527	$(179)	$90,553
Earnings from consolidated entities	(35,796)	-	-	25,766	(10,030)	-	-	9,503	(527)	-	527	-
Depreciation	293	172,698	10,984	-	183,975	-	-	-	183,975	2,691	(560)	186,106
Amortization of deferred policy acquisition costs	-	-	-	-	-	2,057	15,081	-	17,138	-	-	17,138
Changes in provision for losses on trade receivables	-	(145)	-	-	(145)	-	194	-	49	-	-	49
Changes in provision for losses on mortgage notes		(40)	-		(40)	-	-	-	(40)	-	-	(40)
Provision (reduction) for inventory reserves	-	2,679	-	-	2,679	-	-	-	2,679	-	-	2,679
Net (gain) loss on sale of real and personal property	-	7,862	(4,379)	-	3,483	-	-	-	3,483	-	-	3,483
Net (gain) loss on sale of investments	-	-	-	-	-	559	63	-	622	-	-	622
Write-off of unamortized debt issuance costs	-	302	6,667	-	6,969	-	-	-	6,969	-	-	6,969
Deferred income taxes	5,239	(19)	-	-	5,220	5,292	(4,456)	-	6,056	704	212	6,972
Net change in other operating assets and liabilities:
Reinsurance recoverables and trade receivables	-	(859)	(2)	-	(861)	44,736	5,032	-	48,907	-	-	48,907
Inventories	-	(4,718)	-	-	(4,718)	-	-	-	(4,718)	(43)	-	(4,761)
Prepaid expenses	(9,122)	1,193	(30)	-	(7,959)	-	-	-	(7,959)	(246)	-	(8,205)
Capitalization of deferred policy acquisition costs	-	-	-	-	-	(1,093)	(7,075)	-	(8,168)	-	-	(8,168)
Other assets	(10)	1,111	2,182	-	3,283	284	(395)	-	3,172	(243)	-	2,929
Related party assets	(1,479)	(12,973)	8	-	(14,444)	14,384	5,781	-	5,721	2,895	-	8,616
Accounts payable and accrued expenses	(19,561)	33,125	4,312	-	17,876	-	4,451	-	22,327	331	-	22,658
Policy benefits and losses, claims and loss expenses payable	-	35,298	-	-	35,298	(61,719)	(13,748)	-	(40,169)	-	-	(40,169)
Other policyholders' funds and liabilities	-	-	-	-	-	2,411	298	-	2,709	-	-	2,709
Deferred income	-	1,215	-	-	1,215	-	-	-	1,215	51	-	1,266
Related party liabilities	(201)	19,878	-	-	19,677	(1,317)	(3,507)	-	14,853	(4,445)	-	10,408
Net cash provided (used) by operating activities	29,568	286,711	15,404	-	331,683	5,439	11,377	-	348,499	2,222	-	350,721
Cash flows from investing activities:
Purchases of:
Property, plant and equipment	(1,998)	(586,737)	(58,477)	-	(647,212)	-	-	-	(647,212)	(1,132)	-	(648,344)
Short term investments	-	-	-	-	-	(83,277)	(166,115)	-	(249,392)	-	-	(249,392)
Fixed maturity investments	-	-	-	-	-	(71,630)	(38,042)	-	(109,672)	-	-	(109,672)
Mortgage loans	-	-	-	-	-	-	(10,725)	-	(10,725)	-	-	(10,725)
Proceeds from sales of:
Property, plant and equipment	-	85,134	4,538	-	89,672	-	-	-	89,672	-	-	89,672
Short term investments	-	-	-	-	-	111,936	164,754	-	276,690	-	-	276,690
Fixed maturity investments	-	-	-	-	-	22,409	94,449	-	116,858	-	-	116,858
Cash received in excess of purchase of company acquired	-	-	-	-	-	-	1,235	-	1,235	-	-	1,235
Preferred stock	-	-	-	-	-	-	1,225	-	1,225	-	-	1,225
Real estate	-	195	(2,861)	-	(2,666)	9,536	-	-	6,870	-	-	6,870
Mortgage loans	-	-	-	-	-	-	7,062	-	7,062	-	-	7,062
Payments from notes and mortgage receivables	-	136	766	-	902	-	-	-	902	-	-	902
Net cash provided (used) by investing activities	(1,998)	(501,272)	(56,034)	-	(559,304)	(11,026)	53,843	-	(516,487)	(1,132)	-	(517,619)
	(page 1 of 2)
(a) Balance for the year ended December 31, 2006

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Continuation of consolidating cash flow statements by industry segment for the year ended March 31, 2007, are as follows:

	Moving & Storage					AMERCO Legal Group				AMERCO as Consolidated
	AMERCO	U-Haul	Real Estate	Elimination	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	AMERCO Consolidated	SAC Holding II	Elimination	Total Consolidated

Cash flows from financing activities:	(In thousands)
Borrowings from credit facilities	-	345,760	64,429	-	410,189	-	-	-	410,189	-	-	410,189
Principal repayments on credit facilities	-	(151,511)	(43,216)	-	(194,727)	-	-	-	(194,727)	(1,345)	-	(196,072)
Debt issuance costs	-	(3,281)	223	-	(3,058)	-	-	-	(3,058)	-	-	(3,058)
Leveraged Employee Stock Ownership Plan - repayments from loan	-	1,204	-	-	1,204	-	-	-	1,204	-	-	1,204
Treasury stock repurchases	(49,106)	-	-	-	(49,106)	-	-	-	(49,106)	-	-	(49,106)
Proceeds from (repayment of) intercompany loans	34,501	(53,646)	19,145	-	-	-	-	-	-	-	-	-
Preferred stock dividends paid	(12,963)	-	-	-	(12,963)	-	-	-	(12,963)	-	-	(12,963)
Investment contract deposits	-	-	-	-	-	-	16,695	-	16,695	-	-	16,695
Investment contract withdrawals	-	-	-	-	-	-	(79,204)	-	(79,204)	-	-	(79,204)
Net cash provided (used) by financing activities	(27,568)	138,526	40,581	-	151,539	-	(62,509)	-	89,030	(1,345)	-	87,685

Effects of exchange rate on cash	-	(974)	-	-	(974)	-	-	-	(974)	-	-	(974)

Increase (decrease) in cash and cash equivalents	2	(77,009)	(49)	-	(77,056)	(5,587)	2,711	-	(79,932)	(255)	-	(80,187)
Cash and cash equivalents at beginning of period	7	140,499	856	-	141,362	9,815	4,027	-	155,204	255	-	155,459
Cash and cash equivalents at end of period	$9	$63,490	$807	$-	$64,306	$4,228	$6,738	$-	$75,272	$-	$-	$75,272
	(page 2 of 2)
(a) Balance for the year ended December 31, 2006

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Consolidating cash flow statements by industry segment for the year ended March 31, 2006, are as follows:

	Moving & Storage					AMERCO Legal Group				AMERCO as Consolidated
	AMERCO	U-Haul	Real Estate	Elimination	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	AMERCO Consolidated	SAC Holding II	Elimination	Total Consolidated

Cash flows from operating activities:	(In thousands)
Net earnings (loss)	$120,806	$139,420	$14,004	$(153,424)	$120,806	$631	$8,949	$(9,580)	$120,806	$384	$(36)	$121,154
Earnings from consolidated entities	(163,388)	-	-	153,424	(9,964)	-	-	9,580	(384)	-	384	-
Depreciation	79	121,942	9,687	-	131,708	-	-	-	131,708	2,424	(560)	133,572
Amortization of deferred policy acquisition costs	-	-	-	-	-	2,855	21,406	-	24,261	-	-	24,261
Change in provision for losses on trade receivables	-	(188)	-	-	(188)	-	5	-	(183)	-	-	(183)
Change in provision for losses on mortgage notes	-	(2,230)	-	-	(2,230)	-	-	-	(2,230)	-	-	(2,230)
Provision for inventory reserve	-	2,458	-	-	2,458	-	-	-	2,458	-	-	2,458
Net (gain) loss on sale of real and personal property	-	9,861	(616)	-	9,245	-	-	-	9,245	-	-	9,245
Net loss on sale of investments	-	-	-	-	-	1,377	1,031	-	2,408	-	-	2,408
Write-off of unamortized debt issuance costs	13,629	-	-	-	13,629	-	-	-	13,629	-	-	13,629
Deferred income taxes	22,940	(8)	-	-	22,932	3,526	(300)	-	26,158	2,006	265	28,429
Net change in other operating assets and liabilities:
Reinsurance recoverables and trade receivables	-	(3,999)	1	-	(3,998)	11,913	2,746	-	10,661	-	-	10,661
Inventories	-	(3,431)	-	-	(3,431)	-	-	-	(3,431)	(165)	-	(3,596)
Prepaid expenses	3,142	(32,052)	-	-	(28,910)	-	-	-	(28,910)	101	-	(28,809)
Capitalization of deferred policy acquisition costs	-	-	-	-	-	(2,742)	(9,368)	-	(12,110)	-	-	(12,110)
Other assets	576	10,345	(14,684)	-	(3,763)	1,661	777	-	(1,325)	(132)	-	(1,457)
Related party assets	(218)	(14,223)	(79)	-	(14,520)	4,932	(181)	-	(9,769)	(698)	2,377	(8,090)
Accounts payable and accrued expenses	30,128	23,089	(4,009)	-	49,208	-	(12,735)	-	36,473	123	-	36,596
Policy benefits and losses, claims and loss expenses payable	-	46,514	-	-	46,514	(38,423)	(13,009)	-	(4,918)	-	-	(4,918)
Other policyholders' funds and liabilities	-	-	-	-	-	(3,447)	(461)	-	(3,908)	-	-	(3,908)
Deferred income	-	2,672	(2)	-	2,670	(6,007)	554	-	(2,783)	195	-	(2,588)
Related party liabilities	(447)	(55,594)	-	-	(56,041)	(5,182)	(140)	21,252	(40,111)	(1,475)	(2,430)	(44,016)
Net cash provided (used) by operating activities	27,247	244,576	4,302	-	276,125	(28,906)	(726)	21,252	267,745	2,763	-	270,508
Cash flows from investing activities:
Purchases of:
Property, plant and equipment	(2,298)	(314,793)	(65,025)	-	(382,116)	-	-	39,358	(342,758)	(1,624)	-	(344,382)
Short term investments	-	-	-	-	-	(245,950)	(288,156)	-	(534,106)	-	-	(534,106)
Fixed maturity investments	-	-	-	-	-	(51,021)	(209,117)	-	(260,138)	-	-	(260,138)
Mortgage loans	-	-	-	-	-	-	(8,868)	-	(8,868)	-	-	(8,868)
Proceeds from sales of:
Property, plant and equipment	-	59,301	659	-	59,960	-	-	-	59,960	-	-	59,960
Short term investments	-	-	-	-	-	229,590	371,260	-	600,850	-	-	600,850
Fixed maturity investments	-	-	-	-	-	28,863	130,753	-	159,616	-	-	159,616
Equity securities	-	-	-	-	-	-	6,769	-	6,769	-	-	6,769
Preferred stock	-	-	-	-	-	10,030	1,620	-	11,650	-	-	11,650
Real estate	-	-	-	-	-	56,571	19,175	(39,358)	36,388	-	-	36,388
Mortgage loans	-	-	-	-	-	-	33,014	(21,252)	11,762	-	-	11,762
Payments from notes and mortgage receivables	-	1,917	(254)	-	1,663	-	-	-	1,663	-	-	1,663
Net cash provided (used) by investing activities	(2,298)	(253,575)	(64,620)	-	(320,493)	28,083	56,450	(21,252)	(257,212)	(1,624)	-	(258,836)
	(page 1 of 2)
(a) Balance for the year ended December 31, 2005

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Continuation of consolidating cash flow statements by industry segment for the year ended March 31, 2006, are as follows:

	Moving & Storage					AMERCO Legal Group				AMERCO as Consolidated
	AMERCO	U-Haul	Real Estate	Elimination	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	AMERCO Consolidated	SAC Holding II	Elimination	Total Consolidated

Cash flows from financing activities:	(In thousands)
Borrowings from credit facilities	80,266	244,447	952,334	-	1,277,047	-	-	-	1,277,047	-	-	1,277,047
Principal repayments on credit facilities	(860,274)	(12,970)	(218,856)	-	(1,092,100)	-	-	-	(1,092,100)	(1,242)	-	(1,093,342)
Debt issuance costs	-	(5,143)	(24,445)	-	(29,588)	-	-	-	(29,588)	-	-	(29,588)
Leveraged Employee Stock Ownership Plan - repayments from loan	-	1,553	-	-	1,553	-	-	-	1,553	-	-	1,553
Proceeds from (repayment of) intercompany loans	768,015	(115,829)	(652,186)	-	-	-	-	-	-	-	-	-
Preferred stock dividends paid	(12,963)	-	-	-	(12,963)	-	-	-	(12,963)	-	-	(12,963)
Investment contract deposits	-	-	-	-	-	-	20,322	-	20,322	-	-	20,322
Investment contract withdrawals	-	-	-	-	-	-	(75,011)	-	(75,011)	-	-	(75,011)
Net cash provided (used) by financing activities	(24,956)	112,058	56,847	-	143,949	-	(54,689)	-	89,260	(1,242)	-	88,018

Effects of exchange rate on cash	-	(186)	-	-	(186)	-	-	-	(186)	-	-	(186)

Increase (decrease) in cash and cash equivalents	(7)	102,873	(3,471)	-	99,395	(823)	1,035	-	99,607	(103)	-	99,504
Cash and cash equivalents at beginning of period	14	37,626	4,327	-	41,967	10,638	2,992	-	55,597	358	-	55,955
Cash and cash equivalents at end of period	$7	$140,499	$856	$-	$141,362	$9,815	$4,027	$-	$155,204	$255	$-	$155,459
	(page 2 of 2)
(a) Balance for the year ended December 31, 2005

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Consolidating cash flow statements by industry segment for the year ended March 31, 2005 are as follows:

	Moving & Storage					AMERCO Legal Group				AMERCO as Consolidated
	AMERCO	U-Haul	Real Estate	Elimination	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	AMERCO Consolidated	SAC Holding II	Elimination	Total Consolidated

Cash flows from operating activities:	(In thousands)
Net earnings (loss)	$89,076	$96,980	$20,155	$(117,135)	$89,076	$(9,710)	$1,248	$8,462	$89,076	$(2,232)	$2,580	$89,424
Earnings from consolidated entities	(106,441)	-	-	117,135	10,694	-	-	(8,462)	2,232	-	(2,232)	-
Depreciation	31	107,234	8,603	-	115,868	-	-	-	115,868	2,783	(560)	118,091
Amortization of deferred policy acquisition costs	-	-	-	-	-	4,711	23,801	-	28,512	-	-	28,512
Change in provision for losses on trade receivables	-	(620)	-	-	(620)	-	-	-	(620)	114	-	(506)
Reduction for inventory reserves	-	(1,000)	-	-	(1,000)	-	-	-	(1,000)	-	-	(1,000)
Net (gain) loss on sale of real and personal property	-	6,804	(3,792)	-	3,012	-	-	-	3,012	-	-	3,012
Net loss on sale of investments	-	-	-	-	-	577	39	-	616	-	-	616
Deferred income taxes	33,060	-	-	-	33,060	(3,740)	(13,649)	46,947	62,618	(1,505)	-	61,113
Net change in other operating assets and liabilities:
Reinsurance recoverables and trade receivables	-	4,730	14,830	-	19,560	11,926	703	-	32,189	-	-	32,189
Inventories	-	(9,567)	-	-	(9,567)	-	-	-	(9,567)	(289)	-	(9,856)
Prepaid expenses	(4,782)	(1,918)	2	-	(6,698)	-	-	-	(6,698)	(4)	-	(6,702)
Capitalization of deferred policy acquisition costs	-	-	-	-	-	(2,141)	(6,732)	-	(8,873)	-	-	(8,873)
Other assets	5,388	(28,134)	(1,727)	-	(24,473)	(250)	442	-	(24,281)	394	-	(23,887)
Related party assets	23,123	(6,069)	701	41,674	59,429	18,377	17,955	(15,610)	80,151	(2,204)	(3,167)	74,780
Accounts payable and accrued expenses	(61,640)	(13,864)	(413)	-	(75,917)	(734)	(19,846)	-	(96,497)	475	-	(96,022)
Policy benefits and losses, claims and loss expenses payable	-	42,458	-	-	42,458	(45,211)	(12,865)	-	(15,618)	-	-	(15,618)
Other policyholders' funds and liabilities	-	-	-	-	-	(2,700)	10,610	-	7,910	-	-	7,910
Deferred income	-	(11,329)	(34)	-	(11,363)	(3,086)	-	-	(14,449)	42	-	(14,407)
Related party liabilities	(21,652)	47,024	(754)	(41,674)	(17,056)	377	23,067	(31,337)	(24,949)	3,491	3,379	(18,079)
Net cash provided (used) by operating activities	(43,837)	232,729	37,571	-	226,463	(31,604)	24,773	-	219,632	1,065	-	220,697
Cash flows from investing activities:
Purchases of:
Property, plant and equipment	(3)	(280,141)	(4,267)	-	(284,411)	-	-	-	(284,411)	(555)	-	(284,966)
Short term investments	-	-	-	-	-	(16,830)	-	-	(16,830)	-	-	(16,830)
Fixed maturity investments	-	-	-	-	-	(4,992)	(93,219)	-	(98,211)	-	-	(98,211)
Equity securities	-	-	-	-	-	-	(6,349)	-	(6,349)	-	-	(6,349)
Real estate	-	-	-	-	-	-	(63)	-	(63)	-	-	(63)
Mortgage loans	-	-	-	-	-	-	(2,750)	-	(2,750)	-	-	(2,750)
Proceeds from sales of:
Property, plant and equipment	-	232,691	11,016	-	243,707	-	-	-	243,707	-	-	243,707
Short term investments	-	-	-	-	-	-	10,866	-	10,866	-	-	10,866
Fixed maturity investments	-	-	-	-	-	36,336	115,688	-	152,024	-	-	152,024
Equity securities	-	-	-	-	-	56	-	-	56	-	-	56
Preferred stock	-	-	-	-	-	12,000	3,803	-	15,803	-	-	15,803
Real estate	-	-	-	-	-	15,672	513	-	16,185	-	-	16,185
Mortgage loans	-	-	-	-	-	-	5,368	-	5,368	-	-	5,368
Payments from notes and mortgage receivables	-	717	619	-	1,336	-	-	-	1,336	-	-	1,336
Net cash provided (used) by investing activities	(3)	(46,733)	7,368	-	(39,368)	42,242	33,857	-	36,731	(555)	-	36,176
	(page 1 of 2)
(a) Balance for the year ended December 31, 2004

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Continuation of consolidating cash flow statements by industry segment for the year ended March 31, 2005 are as follows:

	Moving & Storage					AMERCO Legal Group				AMERCO as Consolidated
	AMERCO	U-Haul	Real Estate	Elimination	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	AMERCO Consolidated	SAC Holding II	Elimination	Total Consolidated

Cash flows from financing activities:	(In thousands)
Borrowings from credit facilities	129,355	-	-	-	129,355	-	-	-	129,355	-	-	129,355
Principal repayments on credit facilities	(212,242)	-	-	-	(212,242)	-	-	-	(212,242)	(1,163)	-	(213,405)
Leveraged Employee Stock Ownership Plan - repayments from loan	-	1,135	-	-	1,135	-	-	-	1,135	-	-	1,135
Payoff of capital leases	-	(99,609)	-	-	(99,609)	-	-	-	(99,609)	-	-	(99,609)
Proceeds from (repayment of) intercompany loans	155,908	(114,635)	(41,273)	-	-	-	-	-	-	-	-	-
Preferred stock dividends paid	(29,167)	-	-	-	(29,167)	-	-	-	(29,167)	-	-	(29,167)
Investment contract deposits	-	-	-	-	-	-	26,331	-	26,331	-	-	26,331
Investment contract withdrawals	-	-	-	-	-	-	(97,137)	-	(97,137)	-	-	(97,137)
Net cash provided (used) by financing activities	43,854	(213,109)	(41,273)	-	(210,528)	-	(70,806)	-	(281,334)	(1,163)	-	(282,497)

Effects of exchange rate on cash	-	22	-	-	22	-	-	-	22	-	-	22

Increase (decrease) in cash and cash equivalents	14	(27,091)	3,666	-	(23,411)	10,638	(12,176)	-	(24,949)	(653)	-	(25,602)
Cash and cash equivalents at beginning of period	-	64,717	661	-	65,378	-	15,168	-	80,546	1,011	-	81,557
Cash and cash equivalents at end of period	$14	$37,626	$4,327	$-	$41,967	$10,638	$2,992	$-	$55,597	$358	$-	$55,955
	(page 2 of 2)
(a) Balance for the year ended December 31, 2004

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Note 22: Subsequent Events

Preferred Stock Dividends

On May 4, 2007, the Board of Directors of AMERCO, the holding Company for U-Haul International, Inc., and other companies, declared a regular quarterly cash dividend of $0.53125 per share on the Company’s Series A, 8 1/2 percent Preferred Stock. The dividend was paid June 1, 2007 to holders of record on May 15, 2007.

Note Receivable

Oxford’s note receivable and accrued interest from SAC Holding was paid in full on April 13, 2007 in the amount of $5.1 million.

Fleet Securitization Transaction

The Company has entered into a securitized financing, as of June 1, 2007, through an offer by certain new special-purpose entities of up to $217.0 million of Fixed Rate Series 2007-1-BT Notes and $86.6 million of Fixed Rate Series 2007-1-CP Notes in a private placement transaction exempt from registration under the Securities Act of 1933, as amended. The new special-purpose entities that will issue the notes will be indirect subsidiaries of AMERCO. These new special-purpose subsidiaries will use the net proceeds from the sale of the notes to, among other things, acquire box trucks, cargo vans and pickup trucks from the manufacturers as well as from other subsidiaries of AMERCO. The new special-purpose subsidiaries will generate income from truck and trailer rentals to be used to service and repay the notes. The notes will not be obligations of AMERCO or any of its subsidiaries other than the new special-purpose subsidiaries. These special-purpose subsidiaries will be consolidated into U-Haul’s financial statements.

ADDITIONAL INFORMATION

NOTES TO SUMMARY OF EARNINGS OF INDEPENDENT RENTAL FLEETS

The following Summary of Earnings of Independent Rental Fleets is presented for purposes of analysis and is not a required part of the basic financial statements.

	Year Ended March 31,
	2007	2006	2005	2004	2003
	(In thousands, except earnings per $100 of average Investment)
Earnings data (Note A):
Fleet owner income:
Credited to fleet owner gross rental income	$278	$430	$560	$739	$823
Credited to trailer accident fund (Notes D and E)	15	27	34	46	49
Total fleet owner income	293	457	594	785	872
Fleet owner operation expenses:
Charged to fleet owner (Note C)	193	301	383	437	422
Charged to trailer accident fund (Note F)	3	6	7	8	9
Total fleet owner operation expenses	196	307	390	445	431
Fleet owner earnings before trailer accident fund credit, depreciation and income taxes	85	130	177	304	402
Trailer accident fund credit (Note D)	12	20	27	36	39
Net fleet owner earnings before depreciation and income taxes	97	150	204	340	441
Investment data (Note A):
Amount at end of year	489	717	967	1,202	1,389
Average amount during year	603	842	1,085	1,296	1,526
Net fleet owner earnings before depreciation and income taxes per $100 of average investment (Note B) (unaudited)	$10.07	$12.48	$14.01	$18.84	$19.95

The accompanying notes are an integral part of this Summary of Earnings of Independent Rental Fleets.

(A) The accompanying Summary of Earnings of Independent Rental Fleets includes the operations of rental equipment under the brand name of “U-Haul” owned by independent fleet owners. Earnings data represent the aggregate results of operations before depreciation and taxes. Investment data represent the cost of the rental equipment and investments before accumulated depreciation. Fleet owner income is based on Independent Rental Dealer reports of rentals transacted through the day preceding the last Monday of each month and received by U-Haul International, Inc. by the end of the month and U-Haul Center reports of rentals transacted through the last day of each month. Payments to fleet owners for trailers lost or retired from rental service as a result of damage by accident have not been reflected in this summary because such payments do not relate to earnings before depreciation and income taxes but, rather, investment (depreciation).

The investment data is based upon the cost of the rental equipment to the fleet owners as reflected by sales records of the U-Haul manufacturing facilities.

(B) The summary of earnings data stated in terms of an amount per $100 of average investment represents the aggregate results of operations (earnings data) divided by the average amount of investment during the periods. The average amount of investment is based upon a simple average of the month-end investment during each period. Average earnings data is not necessarily representative of an individual fleet owner’s earnings.

(C) A summary of operations expenses charged directly to independent fleet owners follows:

	Year Ended March 31,
	2007	2006	2005	2004	2003
	(In thousands)
Licenses	$18	$24	$31	$41	$52
Public liability insurance	17	33	37	48	53
Repairs and maintenance	158	244	315	348	317
	$193	$301	$383	$437	$422

(D) The fleet owners and subsidiary U-Haul rental companies forego normal commissions on a portion of gross rental fees designated for transfer to the Trailer Accident Fund (the “Fund”). Trailer accident repair expenses otherwise chargeable to fleet owner, are paid from this Fund to the extent of the financial resources of the Fund. The amounts designated “Trailer Accident Fund credit” in the accompanying summary of earnings represents independent fleet owner commissions foregone, which exceed expenses borne by the Fund.

(E) Commissions foregone for transfer to the Trailer Accident Fund follow:

	Fleet Owners
	Subsidiary U-Haul Companies	Subsidiary Companies	Independent	Total
	(In thousands)
Year ended:
March 31, 2007	$9,357	$5,024	$15	$14,396
March 31, 2006	9,285	4,972	27	14,284
March 31, 2005	8,450	4,516	34	13,000
March 31, 2004	7,704	4,102	46	11,852
March 31, 2003	6,845	3,637	49	10,531

(F) A summary of independent fleet owner expenses borne by the Trailer Accident Fund follows:

	Fleet Owners
	Subsidiary U-Haul Companies	Subsidiary Companies	Independent	Sub Total	Trailer Accident Retirements	Total Trailer Accident Repair Expenses
	(In thousands)
Year ended:
March 31, 2007	$1,804	$968	$3	$2,775	$317	$3,092
March 31, 2006	2,170	1,162	6	3,338	443	3,781
March 31, 2005	1,717	917	7	2,641	388	3,029
March 31, 2004	1,366	727	8	2,101	466	2,567
March 31, 2003	1,095	582	8	1,685	394	2,079

SCHEDULE I

CONDENSED FINANCIAL INFORMATION OF AMERCO

BALANCE SHEETS

	March 31,
	2007	2006
	(In thousands)
ASSETS
Cash and cash equivalents	$9	$7
Investment in subsidiaries and SAC Holding II	(245,116)	(276,552)
Related party assets	1,180,929	1,219,703
Other assets	15,146	4,309
Total assets	950,968	947,467

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Related party liabilities	$-	$201
Other liabilities	187,520	204,760
	187,520	204,961
Stockholders' equity:
Preferred stock	-	-
Common stock	10,497	10,497
Additional paid-in capital	421,483	413,726
Accumulated other comprehensive loss	(41,779)	(28,902)
Retained earnings:
Beginning of period	763,203	657,434
Net earnings	90,205	120,806
Dividends	(12,963)	(12,963)
	1,230,646	1,160,598

Less: Cost of common shares in treasury	(467,198)	(418,092)
Total stockholders' equity	763,448	742,506
Total liabilities and stockholders' equity	$950,968	$947,467

The accompanying notes are an integral part of these consolidated financial statements.

CONDENSED FINANCIAL INFORMATION OF AMERCO

STATEMENTS OF OPERATIONS

	Years Ended March 31,
	2007	2006	2005
	(In thousands, except share and per share data)
Revenues:
Net interest income from subsidiaries	$5,071	$5,567	$8,348
Expenses:
Operating expenses	12,096	12,722	18,065
Other expenses	381	160	121
Total expenses	12,477	12,882	18,186
Equity in earnings of subsidiaries and SAC Holding II	35,796	163,388	106,441
Interest income (expense)	89,026	(24,636)	(70,235)
Fees on early extinguishment of debt	-	(35,627)	-
Litigation settlement income, net of costs, fees and expenses	-	-	51,341
Pretax earnings	117,416	95,810	77,709
Income tax benefit	(27,211)	24,996	11,367
Net earnings	90,205	120,806	89,076
Less: Preferred stock dividends	(12,963)	(12,963)	(12,963)
Earnings available to common shareholders	$77,242	$107,843	$76,113
Basic and diluted earnings per common share	$3.71	$5.17	$3.66
Weighted average common shares outstanding: Basic and diluted	20,838,570	20,857,108	20,804,773

The accompanying notes are an integral part of these consolidated financial statements.

CONDENSED FINANCIAL INFORMATION OF AMERCO

STATEMENTS OF CASH FLOWS

	Year Ended March 31,
	2007	2006	2005
	(In thousands)
Cash flows from operating activities:
Net earnings	$90,205	$120,806	$89,076
Change in investments in subsidiaries and SAC Holding II	(35,796)	(163,388)	(106,441)
Depreciation	293	79	31
Write-off of unamortized debt issuance costs	-	13,629	-
Deferred income taxes	5,239	22,940	33,060
Net change in other operating assets and liabilities:
Prepaid expenses	(9,122)	3,142	(4,782)
Other assets	(10)	576	5,388
Related party assets	(1,479)	(218)	23,123
Accounts payable and accrued expenses	(19,561)	30,128	(61,640)
Related party liabilities	(201)	(447)	(21,652)
Net cash provided (used) by operating activities	29,568	27,247	(43,837)

Cash flows from investment activities:
Purchase of property, plant and equipment	(1,998)	(2,298)	(3)
Net cash used by investing activities	(1,998)	(2,298)	(3)

Cash flows from financing activities:
Borrowings from credit facilities	-	80,266	129,355
Principal repayments on credit facilities	-	(860,274)	(212,242)
Treasury stock repurchases	(49,106)	-	-
Proceeds from intercompany loans	34,501	768,015	155,908
Preferred stock dividends paid	(12,963)	(12,963)	(29,167)
Net cash provided (used) by financing activities	(27,568)	(24,956)	43,854

Increase (decrease) in cash and cash equivalents	2	(7)	14
Cash and cash equivalents at beginning of period	7	14	-
Cash and cash equivalents at end of period	$9	$7	$14

Income taxes paid in cash amounted to $74.8 million, $43.3 million and $30.0 million for 2007, 2006 and 2005, respectively. Interest paid in cash amounted to $72.9 million, $59.8 million and $57.6 million for 2007, 2006 and 2005, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

CONDENSED FINANCIAL INFORMATION OF AMERCO

NOTES TO CONDENSED FINANCIAL INFORMATION

March 31, 2007, 2006, and 2005

1. Summary of Significant Accounting Policies

AMERCO, a Nevada corporation, was incorporated in April, 1969, and is the holding Company for U-Haul International, Inc., Amerco Real Estate Company, Republic Western Insurance Company and Oxford Life Insurance Company. The financial statements of the Registrant should be read in conjunction with the Consolidated Financial Statements and notes thereto included in this Form 10-K.

AMERCO is included in a consolidated Federal income tax return with all of its U.S. subsidiaries excluding Dallas General Life Insurance Company, a subsidiary of Oxford. Accordingly, the provision for income taxes has been calculated for Federal income taxes of AMERCO and subsidiaries included in the consolidated return of the Registrant. State taxes for all subsidiaries are allocated to the respective subsidiaries.

The financial statements include only the accounts of AMERCO, which include certain of the corporate operations of AMERCO (excluding SAC Holding II). The interest in AMERCO’s majority owned subsidiaries is accounted for on the equity method. The intercompany interest income and expenses are eliminated in the consolidated financial statements.

2. Guarantees

AMERCO has guaranteed performance of certain long-term leases and other obligations. See Note 16 “Contingent Liabilities and Commitments” and Note 19 “Related Party Transactions” of the “Notes to Consolidated Financial Statements”.

SCHEDULE II

AMERCO AND CONSOLIDATED SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

Years Ended March 31, 2007, 2006 and 2005

	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts	Deductions	Balance at Year End

Year ended March 31, 2007	(In thousands)
Allowance for doubtful accounts
(deducted from trade receivable)	$1,202	$2,928	$-	$(3,073)	$1,057
Allowance for doubtful accounts
(deducted from notes and mortgage receivable)	$394	$-	$-	$(40)	$354
Allowance for LIFO
(deducted from inventory)	$5,693	$2,679	$-	$-	$8,372
Allowance for obsolescence
(deducted from inventory)	$1,500	$-	$-	$-	$1,500

Year ended March 31, 2006
Allowance for doubtful accounts
(deducted from trade receivable)	$1,391	$1,988	$-	$(2,177)	$1,202
Allowance for doubtful accounts
(deducted from notes and mortgage receivable)	$2,624	$-	$-	$(2,230)	$394
Allowance for LIFO
(deducted from inventory)	$3,234	$2,570	$-	$(111)	$5,693
Allowance for obsolescence
(deducted from inventory)	$1,500	$-	$-	$-	$1,500

Year ended March 31, 2005
Allowance for doubtful accounts
(deducted from trade receivable)	$2,011	$2,689	$-	$(3,309)	$1,391
Allowance for doubtful accounts
(deducted from notes and mortgage receivable)	$2,643	$-	$-	$(19)	$2,624
Allowance for LIFO
(deducted from inventory)	$3,234	$-	$-	$-	$3,234
Allowance for obsolescence
(deducted from inventory)	$2,500	$-	$-	$(1,000)	$1,500

SCHEDULE V

AMERCO AND CONSOLIDATED SUBSIDIARIES

SUPPLEMENTAL INFORMATION (FOR PROPERTY-CASUALTY INSURANCE UNDERWRITERS)

Years Ended December 31, 2006, 2005 AND 2004

Year	Affiliation with Registrant	Deferred Policy Acquisiton Cost	Reserves for Unpaid Claims and Adjustment Expenses	Discount if any, Deducted	Unearned Premiums	Net Earned Premiums (1)	Net Investment Income (2)	Claim and Claim Adjustment Expenses Incurred Related to Current Year	Claim and Claim Adjustment Expenses Incurred Related to Prior Year	Amortization of Deferred Policy Acquisition Costs	Paid Claims and Claim Adjustment Expense	Net Premiums Written (1)
(In thousands)
2007	Consolidated property casualty entity	$196	$288,783	N/A	$459	$24,335	$14,440	$6,006	$15,895	$2,057	$43,608	$23,232
2006	Consolidated property casualty entity	1,160	346,928	N/A	2,557	26,001	12,639	6,429	16,161	2,855	48,453	25,771
2005	Consolidated property casualty entity	1,273	380,875	N/A	2,992	24,987	15,825	17,960	21,773	4,711	86,955	17,901

(1) The earned and written premiums are reported net of intersegment transactions. There were no earned premiums eliminated for the year ended 2007, 2006 and 2005, respectively.

(2) Net Investment Income excludes net realized gains (losses) on investments of ($0.3) million, ($1.3) million and $0.6 million for the years ended 2007, 2006 and 2005, respectively.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERCO

By:	/s/ Edward J. Shoen
Edward J. Shoen
Chairman of the Board and President
Dated: June 6, 2007
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

Signature	Title	Date
/s/EDWARD J. SHOEN	Chairman of the Board and President (Principal Executive Officer)	June 6, 2007
Edward J. Shoen
/s/JASON A. BERG	Chief Accounting Officer (Principal Accounting Officer)	June 6, 2007
Jason A. Berg
s/JAMES P. SHOEN	Director	June 6, 2007
James P. Shoen
/s/CHARLES J. BAYER	Director	June 6, 2007
Charles J. Bayer
/s/JOHN M. DODDS	Director	June 6, 2007
John M. Dodds
/s/DANIEL R. MULLEN	Director	June 6, 2007
Daniel R. Mullen
/s/JOHN P. BROGAN	Director	June 6, 2007
John P. Brogan
/s/M. FRANK LYONS	Director	June 6, 2007
M. Frank Lyons
/s/MICHAEL L. GALLAGHER	Director	June 6, 2007
Michael L. Gallagher

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U-Haul International, Inc.

By:	/s/ Edward J. Shoen
Edward J. Shoen
Chief Executive Officer and Chairman of the Board
Dated: June 6, 2007
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

Signature	Title	Date
/s/EDWARD J. SHOEN	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	June 6, 2007
Edward J. Shoen
/s/JASON A. BERG	Chief Accounting Officer (Principal Accounting Officer)	June 6, 2007
Robert T. Peterson
/s/SAMUEL J. SHOEN	Director	June 6, 2007
Samuel J. Shoen
/s/ROBERT A. DOLAN	Director	June 6, 2007
Robert A. Dolan
/s/DANIEL R. MULLEN	Director	June 6, 2007
Daniel R. Mullen
/s/JOHN M. DODDS	Director	June 6, 2007
John M. Dodds
/s/JOHN C. TAYLOR	Director	June 6, 2007
John C. Taylor
/s/ROBERT T. PETERSON	Chief Financial Officer (U-Haul International, Inc.)	June 6, 2007
Robert T. Peterson